Form 10-Q
period 1995-03-31
TIPPERARY CORP
filed 1995-05-15
CIK 98410

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - - - - -------  EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995
                              -------------------------------

                                      OR

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 1-7796


                              TIPPERARY CORPORATION
                 (Exact name of registrant as specified in its charter)


        Texas                                     75-1236955
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

        633 Seventeenth Street, Suite 1550
        Denver, Colorado                          80202
        (Address of principal executive offices)  (Zip Code)


        Registrant's telephone number, including area code (303)293-9379


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____X____ No__________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                              Outstanding May 12, 1995
- - - - - -------------------------------         ------------------------
Common Stock, $.02 par value            11,188,004 shares

                          TIPPERARY CORPORATION AND SUBSIDIARIES

                                   Index to Form 10-Q


                                                                       Page No.

PART I.   FINANCIAL INFORMATION (UNAUDITED)

           Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         March 31, 1995 and September 30, 1994                1

                         Consolidated Statement of Operations
                         Three months and six months ended
                         March 31, 1995 and 1994                              3

                         Consolidated Statement of Cash Flows
                         Six months ended March 31, 1995 and 1994             5

                         Notes to Consolidated Financial Statements           6

           Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       7-10


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        11

          Item 2.   Changes in Securities                                    11

          Item 3.   Defaults Upon Senior Securities                          11

          Item 4.   Submission of Matters to a Vote of Security Holders      11

          Item 5.   Other Information                                        11

          Item 6.   Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                   12

                           TIPPERARY CORPORATION AND SUBSIDIARIES
                                  Consolidated Balance Sheet
                                        (in thousands)
                                         (unaudited)



                                                   March 31,     September 30,
                                                     1995            1994
                                                   ---------     -------------
ASSETS
Current assets:
     Cash and cash equivalents                     $   1,545      $      2,308
     Receivables                                       2,869             3,339
     Inventory                                           190               190
     Current portion of deferred income taxes,
       net                                               129               209
     Other current assets                                113               388
                                                    --------      ------------
          Total current assets                         4,846             6,434
                                                    --------      ------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method        113,543           111,203
     Other property and equipment                      1,924             1,788
                                                    --------      ------------
                                                     115,467           112,991

Less accumulated depreciation, depletion and
  amortization                                       (79,252)          (76,369)
                                                    --------      ------------
     Property, plant and equipment, net               36,215            36,622
                                                    --------      ------------

Noncurrent portion of deferred income taxes, net       3,062             2,982
Investment in preferred stock                          1,770             1,770
Investment in NGL fractionating plant                  1,033               316
Other noncurrent assets                                   90               129
                                                    --------      ------------
                                                    $ 47,016      $     48,253
                                                    --------      ------------
                                                    --------      ------------

                                  (Continued)

                  See accompanying notes to financial statements.

                      TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheet - Continued
                                 (in thousands)
                                   (unaudited)



                                                   March 31,     September 30,
                                                     1995             1994
                                                   ---------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt              $      -          $      -
     Accounts payable                                    413               675
     Accrued liabilities                                 181               219
     Production taxes payable                            242               287
     Royalties payable                                   125               288
                                                    --------          --------
          Total current liabilities                      961             1,469
                                                    --------          --------

Long-term debt, net of current portion                15,746            15,746
Deferred lease obligation                                  2                 7

Commitments and contingencies (Note 2)

Stockholders' equity:
     Preferred stock                                       -                 -
     Common stock; par value $.02; 20,000,000 shares
       authorized; 11,215,804 issued and 11,188,004
       outstanding                                       224               224
     Capital in excess of par value                   98,354            98,354
     Accumulated deficit                             (68,200)          (67,476)
     Treasury stock, at cost; 27,800 shares              (71)              (71)
                                                    --------          --------
          Total stockholders' equity                  30,307            31,031
                                                    --------          --------

                                                    $ 47,016          $ 48,253
                                                    --------          --------
                                                    --------          --------


        See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                      (in thousands, except per share data)
                                  (unaudited)



                                                       Three months ended     Six months ended
                                                             March 31,            March 31,
                                                      --------------------   -------------------
                                                         1995      1994        1995      1994
                                                      ---------   --------   --------   --------

From continuing operations:
   Revenues                                           $   3,163   $  3,466    $ 6,104    $7,207


   Costs and expenses:
     Operating                                            1,451      1,658      2,825     3,127
     General and administrative                             315        337        652       650
     Depreciation, depletion and amortization             1,472      1,217      2,903     2,523
                                                      ---------   --------   --------   --------
        Total costs and expenses                          3,238      3,212      6,380     6,300
                                                      ---------   --------   --------   --------
        Operating income (loss)                             (75)       254       (276)      907
                                                      ---------   --------   --------   --------

   Other income (expense):
     Interest income                                         24          9         44        21
     Dividend income                                         22          -         44         -
     Interest expense                                      (264)      (236)      (524)     (483)
     Research and development expense                         -         (4)       (12)      (62)
                                                      ---------   --------   --------   --------
        Total other expense                                (218)      (231)      (448)     (524)
                                                      ---------   --------   --------   --------

   Income (loss) from continuing operations
     before income tax                                     (293)        23       (724)      383
   Current income tax expense                                 -         (4)         -       (10)
   Deferred income tax benefit                                -        110          -       210
                                                      ---------   --------   --------   --------
   Income (loss) from continuing operations                (293)       129       (724)      583
                                                      ---------   --------   --------   --------
From discontinued operations:
   Income (loss) from discontinued gas transmission
     operations, including litigation expenses of
     $210 and net of income tax benefit of $8                 -         19          -      (202)
                                                      ---------   --------   --------   --------

Income (loss) before cumulative effect of change
   in method of accounting for income taxes                (293)       148       (724)      381

Cumulative effect of change in method
   of accounting for income taxes                             -          -          -     3,000
                                                      ---------   --------   --------   --------

Net income (loss)                                       $  (293)  $    148    $  (724)   $3,381
                                                      ---------   --------   --------   --------
                                                      ---------   --------   --------   --------


                                  (Continued)

            See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                Consolidated Statement of Operations - Continued
                    (in thousands, except per share data)
                                  (unaudited)


                                                     Three months ended        Six months ended
                                                          March 31,                March 31,
                                                     ------------------       ----------------
                                                      1995       1994          1995      1994
                                                     -------   -------        -------   ------

Primary income (loss) per share:
   From continuing operations                        $ (.02)   $  .01         $ (.06)   $  .05
   From discontinued operations                          -         -              -       (.02)
                                                     -------   -------        -------   ------
     Net income (loss) before cumulative
       effect of change in accounting principle        (.02)      .01           (.06)      .03
   Cumulative effect of change in
     accounting principle                                 -         -              -       .27
     Net income (loss)                               $ (.02)   $  .01         $ (.06)   $  .30
                                                     -------   -------        -------   ------
                                                     -------   -------        -------   ------

Weighted average shares outstanding                  11,188    11,053         11,188    11,292
                                                     -------   -------        -------   ------
                                                     -------   -------        -------   ------



              See accompanying notes to consolidated financial statements.
                                       4

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                             Six months ended
                                                                March 31,
                                                          --------------------
                                                            1995        1994
                                                          --------    --------
Cash flows from operating activities:
   Net income (loss)                                       $  (724)   $  3,381
                                                          --------    --------
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation, depletion and
      amortization                                           2,903       2,523
     Deferred lease obligation                                  (5)         (5)
     Deferred income taxes                                       -        (210)
     Income tax effect of stock option exercise                  -           7
     Cumulative effect of accounting change                      -      (3,000)
   Change in assets and liabilities:
     (Increase) decrease in receivables                        470        (530)
     Increase in inventory                                       -         (42)
     Decrease in other current assets                          275         246
     Decrease in accounts payable, accrued
       liabilities and production taxes payable               (345)       (275)
     Increase (decrease) in royalties payable                 (163)         92
     Other                                                      19          50
                                                          --------    --------
        Total adjustments                                    3,154      (1,144)
                                                          --------    --------
  Net cash provided by operating activities                  2,430       2,237
                                                          --------    --------

Cash flows from investing activities:
     Proceeds from asset sales                                 575           4
     Investment in NGL fractionating plant                    (717)          -
     Capital expenditures                                   (3,051)     (1,204)
                                                          --------    --------
  Net cash used in investing activities                     (3,193)     (1,200)
                                                          --------    --------

Cash flows from financing activities:
     Principal repayments                                        -      (1,300)
                                                          --------    --------
  Net cash used in financing activities                          -      (1,300)
                                                          --------    --------
Net decrease in cash and cash equivalents                     (763)       (263)

Cash and cash equivalents at beginning of period             2,308       2,151
                                                          --------    --------

Cash and cash equivalents at end of period                 $ 1,545     $ 1,888
                                                          --------    --------
                                                          --------    --------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                              $  521      $   514
     Income taxes                                          $    -      $     3


             See accompanying notes to consolidated financial statements.
                                       5

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT'S REPRESENTATION

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at March 31, 1995, and the results of its operations for the three-month and six-month periods ended March 31, 1995 and 1994. The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on
Form 10-K for the year ended September 30, 1994. These financial statements should be read in conjunction with the Form 10-K.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is a Defendant in a lawsuit filed on September 20, 1991, styled VALERO TRANSMISSION, L.P. V. J. L. DAVIS V. TIPPERARY CORPORATION, Cause
No. 91-09-00357-CVF, in the 81st Judicial District, Frio County, Texas.
The case involves gas purchase contracts between Valero and Davis.  The
Company previously owned 50% of Davis' interest in the contracts.
Valero claimed it had overpaid Davis under the contracts and requested damages for breach of contract from Davis. Davis thereafter filed a third-party petition against the Company requesting that the Company reimburse Davis for 50% of any amounts paid to Valero on account of the claims made by Valero in its original petition. Valero and Davis have now settled the claims between themselves and Davis has requested that the Company reimburse Davis for 50% of such settlement to the extent that the settlement covers time periods in which Davis and the Company each owned a 50% interest in the contracts. The Company has answered the lawsuit, denying the claims of Davis, and the Company intends to vigorously defend all claims made in the suit. The Company does not anticipate that this matter will have a material adverse effect on its financial condition or results of operations.

The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustment could be required as new interpretations and regulations are issued.


NOTE 3 - PROPERTY SALES

The Company entered into a Purchase and Sale Agreement dated February 28, 1995 providing for the sale of its interest in certain gas properties and related assets in La Plata County, Colorado for approximately $4,500,000, which sale closed on May 1, 1995. The Company sold its interest in other oil and gas properties in southern Louisiana for approximately $600,000 on February 24, 1995. The two property sales involved non-operated working interests and represented approximately 5.4% of the Company's total discounted future net revenues and 486,000 barrels of oil equivalent ("BOE"), or 7.7% of the Company's total proved reserve volumes as of September 30, 1994. Under the full cost method of accounting, no gain was recognized on the February 24, 1995 property sale; the proceeds were credited to the full cost pool, thereby reducing the book value of the Company's oil and gas properties. The same accounting treatment will apply to the sale which closed May 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the six months ended March 31, 1995 the Company continued its exploration projects in Queensland, Australia and in the Williston Basin of Montana. Additionally, construction continued on the Alabama natural gas liquids ("NGL") fractionating plant in which the Company has invested along with several other participants. These projects accounted for the majority of the Company's capital expenditures during the period, with $1,633,000 expended on the Comet Ridge coalbed methane project in Australia, $709,000 expended on the Williston Basin project in Montana, and $717,000 advanced toward the construction of the NGL fractionating plant. Approximately $264,000 was expended on domestic drilling and recompletion projects. Offsetting capital expenditures were proceeds of approximately $600,000 from the February 24, 1995 sale of interests in certain producing oil and gas properties located in Louisiana. During the six months ended March 31, 1994 capital expenditures totalled $1,204,000, of which $214,000 was expended on the Comet Ridge project, $256,000 was expended on conversion of the Company's saltwater disposal system, with the balance attributable to various development drilling projects.

Cash flows were provided primarily by the Company's producing oil and gas properties during both the six months ended March 31, 1995 and March 31, 1994. Net cash provided by operating activities was $2,430,000 and $2,237,000 for the six months ended March 31, 1995 and March 31, 1994, respectively. During the six months ended March 31, 1995 no principal payments were made on long term debt, while during the six months ended March 31, 1994, $1,300,000 was paid in reduction of long-term debt. During both periods, the Company's only outstanding long-term debt was owed to its commercial bank lender. During the six months ended March 31, 1994, the Company paid $210,000 to settle litigation related to the Company's discontinued gas transmission operations.

Cash on hand was $1,545,000 as of March 31, 1995 versus $2,308,000 as of September 30, 1994. The Company continues to utilize cash on hand along with cash flows from producing properties and sales of properties to fund its domestic and international exploration projects as well as its funding commitment for construction of the NGL fractionating plant. Subsequent to March 31, 1995 the Company sold certain of its producing gas properties for approximately $4,500,000 in cash. Proceeds will be utilized in reduction of bank debt and/or funding of exploration projects underway. The Company may also generate cash by selling a portion of its Williston Basin 3-D seismic project prior to drilling.

The following is a recapitulation of activities involving the Company's major capital projects:

     INTERNATIONAL EXPLORATION. During the six months ended March 31, 1995, the Company and its co-venturers ("the Group") drilled nine additional wells on its Comet Ridge coalbed methane project area in Queensland, Australia. Subsequent to March 31, 1995 two more wells were drilled.
     Of the total wells drilled within the Group's Authority to Prospect ("ATP"), three are currently capable of production, four are being de-watered and six are awaiting further completion procedures. All of these wells have encountered coals containing methane gas. Further drilling is underway and efforts to establish marketing contracts for the gas have begun. Additionally, approximately 100 miles of 2-D seismic data has been shot and processed by the group. Plans for pipeline construction are anticipated upon confirmation of gas markets and sales prices available. The Group's ATP covers approximately 1,365,000 acres. The Company's interest bears 30% of capital costs and 28.125% of operating expenses, and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%.

     DOMESTIC EXPLORATION. During the six months ended March 31, 1995, the Company continued to acquire leasehold acreage in its Williston Basin 3-D seismic project area. As of March 31, 1995, the Company owned an undivided 87.5% interest in approximately 40,000 net acres. Total investment in the project was approximately $1,717,000 as of March 31, 1995. A seismic survey covering approximately 30% of the project acreage has been completed and data is currently being processed. It is anticipated that initial drilling will commence in the summer of 1995.

    NGL FRACTIONATING PLANT INVESTMENT. Construction of the Plant commenced during the six months ended March 31, 1995 and is expected to be completed during the third fiscal quarter ending June 30, 1995. As of March 31, 1995 the Company had advanced $1,033,000 of its $1,148,000 total commitment for capital contributions. The Company will fund the remaining $115,000 due under the agreement upon start up of the Plant. The Company owns a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. The Company's interest is owned indirectly through its ownership of an interest in a Utah limited liability company ("LLC"). This LLC in turn owns an interest in an Alabama LLC which was formed for the purpose of owning and operating the Plant.

The Company's bank debt outstanding of $15,746,000 as of September 30, 1994 remained unchanged as of March 31, 1995. Of this total, $10,000,000 is payable in full on September 30, 1996 and bears interest at a fixed rate of 5.92%.
While principal reductions are not required until maturity, interest is payable monthly. Borrowings in excess of the $10,000,000 fixed-rate loan are pursuant to a revolving loan, which was scheduled to convert to a four-year term loan on April 5, 1996. This conversion date was extended to April 5, 1997. The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest is payable at either the bank's Base Rate or the London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At March 31, 1995, the weighted average interest rate for amounts under the revolver was 7.93%. Although the LIBOR/Base Rate loan is a two-year revolver, the Company has made voluntary principal reductions in the past and expects to do so in the future. The maximum borrowing base is calculated by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions which may not agree with the Company's assumptions. As of March 31, 1995 the borrowing base was $17,500,000. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the nominated borrowing base.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions partially mitigate the effects of lower oil prices. The Company presently has hedged, under swap agreements, 20,000 barrels per month of its remaining fiscal 1995 oil production at a New York Mercantile Exchange ("NYMEX") average floor price of approximately $17.21 per barrel. These hedging agreements allow upside participation percentages averaging 31% of price increases above the floor level. The Company's actual price received at the wellhead has recently averaged $2.00 to $3.00 per barrel below NYMEX prices. None of the Company's gas production is currently hedged. Net (payments) receipts pursuant to the Company's hedging activities for the six months ended March 31, 1995 and 1994 were ($90,000) and $257,000, respectively. Notwithstanding the Company's hedging positions, decreases in oil and gas prices could cause a reduction in cash flows available for the funding of capital projects and reduction of bank debt.

The Company paid approximately $12,000 and $62,000 during the six months ended March 31, 1995 and 1994, respectively, to Texas Tech University ("Texas Tech") to fund a research project for the further development of a new oil cleanup technology. The technology is designed to biodegrade absorbent materials utilized in the containment and cleanup of oil spills, and to release absorbed oil to the liquid phase. Additional studies relating to the separation, treatment and recovery of the released oil have been conducted by Texas Tech. The procedure has been performed successfully in a laboratory environment. Management believes that such a process, if proven to be commercial, could provide value in degradation and/or reduction of oil saturated material that must be disposed of in toxic landfills. The Company has the right to acquire exclusive licensing rights to the technology for no additional consideration,
subject to a maximum 10% sales royalty to be paid to Texas Tech.   Costs
incurred pursuant to this agreement are expensed as incurred. While the Company has no further funding commitments, it may incur additional costs as efforts are underway to establish commercial applications of this technology.

The Company currently anticipates funding its existing projects through cash on hand, cash flows generated from oil and gas operations and bank borrowing.
Due to the natural decline in oil and gas production rates and the Company's limited borrowing capacity under its existing credit facility, other means of financing may be pursued in the future. In the event that current projects require capital investments beyond the aforementioned cash sources, the Company may pursue project financing, private debt issuances and equity offerings.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995 AND
     1994

Operating revenues from continuing operations for the three months ended
March 31, 1995 decreased $303,000, or 9%, to $3,163,000 from $3,466,000 in the corresponding fiscal 1994 period. Oil volumes decreased 26,000 barrels, or 15%, to 143,000 barrels versus 169,000 barrels in the prior year period, decreasing revenue by $347,000. Gas volumes decreased 77,000 Mcf, or 11%, to 596,000 Mcf in the current period compared to 673,000 Mcf in the three months ended
March 31, 1994, resulting in an $129,000 decrease in revenues. The decreases in volumes produced are attributable to both the sale of marginal properties and to declining production rates. Average oil prices increased 19% to $15.87 per barrel for the three months ended March 31, 1995 from $13.36 per barrel for the corresponding prior year quarter, resulting in a $359,000 increase in revenue. Gas prices decreased 13% to $1.46 per Mcf in the current quarter versus $1.68 in the prior year quarter, resulting in a $131,000 revenue decrease. Saltwater disposal and other income decreased $55,000 from the corresponding fiscal 1994 quarter.

Income from continuing operations for the three months ended March 31, 1995 decreased $422,000, or 327%, resulting in a loss of $293,000 compared to income of $129,000 for the corresponding fiscal 1994 period. The current period reflected the above mentioned decrease in revenue as well as increased depreciation, depletion and amortization ("DD&A") and interest expenses. Additionally, the prior year period included a net income tax benefit of $106,000 while the current year period reflected no corresponding benefit.

Operating expenses decreased $207,000, or 12%, to $1,451,000 from $1,658,000 reported in fiscal 1994. The decrease was primarily attributable to the disposition of marginal properties. The Company's average lifting cost per equivalent barrel increased 2%, however, to $5.82 in the three month period of fiscal 1995 from $5.70 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses decreased by $22,000, or 7%, to $315,000 during the three months ended March 31, 1995 compared to $337,000 for the prior year period. The decrease was attributable to a decrease in employee incentive compensation payments.

Depletion, depreciation and amortization expense for the three months ended March 31, 1995 increased by $255,000, or 21%, to $1,472,000 from $1,217,000 reported for the comparable fiscal 1994 period. The increase is attributable to a higher DD&A rate per equivalent barrel of oil, resulting from a significant reduction in proved undeveloped reserves as of September 30, 1994.

Interest expense for the three months ended March 31, 1995 increased $28,000, or 12%, to $264,000 from $236,000 for the three months ended March 31, 1994. Such increase is attributable to general increases in interest rates.


RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1995 AND
   1994

Operating revenues from continuing operations for the six months ended March 31, 1995 decreased $1,103,000, or 15%, to $6,104,000 from $7,207,000 in the corresponding fiscal 1994 period. Oil volumes decreased 56,000 barrels, or 16%, to 286,000 barrels versus 342,000 barrels in the prior year period, decreasing revenue by $792,000. Gas volumes decreased 150,000 Mcf, or 11%, to 1,159,000 Mcf in the current period compared to 1,309,000 Mcf in the six months ended March 31, 1994, resulting in a $252,000 decrease in revenues. The volume decreases are attributable to both the sale of marginal properties and to declining production rates. Average oil prices increased 7% to $15.12 per barrel for the six months ended March 31, 1995 from $14.14 per barrel for the corresponding prior year period, resulting in a $280,000 increase in revenue. Gas prices decreased 13% to $1.46 per Mcf in the current period versus $1.68 in the prior year period, resulting in a $255,000 revenue decrease. Saltwater disposal and other income decreased $84,000 from the corresponding fiscal 1994 period.

Income from continuing operations for the six months ended March 31, 1995 decreased $1,307,000, or 224%, resulting in a loss of $724,000 compared to income of $583,000 for the corresponding fiscal 1994 period. The current period reflected the above mentioned decrease in revenue as well as increased interest expense and depreciation, depletion and amortization. Additionally, a net $200,000 income tax benefit was recorded in the prior year period, while no income tax benefit or expense was recorded in the current year period.

Operating expenses decreased $302,000, or 10%, to $2,825,000 from $3,127,000 reported in fiscal 1994. The decrease was primarily attributable to the disposition of marginal properties. However, the Company's average lifting cost per equivalent barrel increased 6% to $5.73 in the first six months of fiscal 1995 from $5.42 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $2,000, or less than 1%, to $652,000 during the six months ended March 31, 1995 compared to $650,000 for the prior year period.

Depletion, depreciation and amortization expense for the six months ended
March 31, 1995 increased by $380,000, or 15%, to $2,903,000 from $2,523,000 reported for the comparable fiscal 1994 period. The increase is attributable to a higher DD&A rate per equivalent barrel of oil, resulting from a significant reduction in proved undeveloped reserves as of September 30, 1994.

Interest expense for the six months ended March 31, 1995 increased $41,000, or 8%, to $524,000 from $483,000 for the six months ended March 31, 1994. Such increase is attributable to general increases in interest rates.

The loss from discontinued operations during the six months ended March 31, 1994 includes an expense of $210,000 in settlement of litigation relating to the Company's discontinued gas transmission business.

As discussed in previous filings, the Company has substantial NOL carryforwards available to reduce the Company's effective federal tax rate from approximately 35% to approximately 2%. The carryforwards total approximately $46,000,000 and expire over various dates through fiscal 2004. These carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year period. The Company adopted SFAS 109 effective October 1, 1993. Because of the Company's significant NOL and other carryforwards, it recorded a deferred tax asset for carryforwards under SFAS 109. However, because of uncertainties regarding utilization, a substantial valuation allowance was deducted from the value of the asset. After valuation, the net deferred tax asset recorded on the October 1, 1993 balance sheet was $3,000,000. This amount is reflected in net income for the six months ended March 31, 1994 as the cumulative effect of a change in method of accounting for income taxes. An additional deferred income tax benefit of $210,000 was recognized in the same period as a result of adjustments to the net deferred tax asset. The realization of the deferred tax asset will have the effect of reducing future earnings through a charge in lieu of income taxes. The Company will continue to review income trends and projected NOL utilizations and will from time to time adjust the valuation allowance accordingly.

The Company does not believe that inflation has had a materially adverse effect on its operations during recent years.

                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

     See Note 2 to the consolidated financial statements under Part I - Item 1.

ITEM 2.  Changes in Securities

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Filed in Part I

                   11.  Computation of per share earnings

          Filed in Part II

                   4.46 Third Amendment of Revolving Credit and Term Loan Agreement dated March 31, 1995 by and among Colorado National Bank f/k/a Central Bank, N.A., Tipperary Corporation and Tipperary Oil & Gas Corporation.

                   10.39 Amended Warrant to Purchase the Registrant's common stock dated February 1, 1995, issued to James A. McAuley.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Tipperary Corporation
                                         -------------------------------------
                                         Registrant


Date:    May 12, 1995                By:       /s/ Carter G. Mathies
                                         --------------------------------------
                                         Carter G. Mathies, President, Chief
                                         Executive Officer and Chairman of the
                                         Board of Directors


Date:    May 12, 1995                By:       /s/ David L. Bradshaw
                                        ---------------------------------------
                                        David L. Bradshaw, Vice President, Chief
                                        Operating Officer, Chief Financial
                                        Officer and Director


Date:    May 12, 1995                By:       /s/ Wayne W. Kahmeyer
                                        ----------------------------------------
                                        Wayne W. Kahmeyer, Controller and
                                        Principal Accounting Officer