Form 10-Q
period 1995-06-30
TIPPERARY CORP
filed 1995-08-14
CIK 98410

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995
                              --------------------
                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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


          Registrant's telephone number, including area code (303) 293-9379


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding August 11, 1994
----------------------------                 ---------------------------
Common Stock, $.02 par value                 11,188,004 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q

                                                                       Page No.

PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1. Financial Statements

                    Consolidated Balance Sheet
                    June 30, 1995 and September 30, 1994                      1

                    Consolidated Statement of Operations
                    Three months and nine months ended
                    June 30, 1995 and 1994                                    3

                    Consolidated Statement of Cash Flows
                    Nine months ended June 30, 1995 and 1994                  5

                    Notes to Consolidated Financial Statements                6

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           7-10


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                          11

          Item 2. Changes in Securities                                      11

          Item 3. Defaults Upon Senior Securities                            11

          Item 4. Submission of Matters to a Vote of Security Holders        11

          Item 5. Other Information                                          11

          Item 6. Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                   12

Item 1.   Financial Statements
------



                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)


                                                   June 30,      September 30,
                                                     1995             1994
                                                  --------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                    $  5,580       $       2,308
     Receivables                                     2,890               3,339
     Inventory                                         190                 190
     Current portion of deferred income taxes,
      net                                              145                 209
     Other current assets                              171                 388
                                                  --------       -------------
          Total current assets                       8,976               6,434
                                                  --------       -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method      111,370             111,203
     Other property and equipment                    1,961               1,788
                                                  --------       -------------
                                                   113,331             112,991

Less accumulated depreciation, depletion and
 amortization                                      (80,453)            (76,369)
                                                  --------       -------------
     Property, plant and equipment, net             32,878              36,622
                                                  --------       -------------

Noncurrent portion of deferred income taxes, net     3,046               2,982
Investment in preferred stock                        1,770               1,770
Investment in NGL fractionating plant                1,033                 316
Other noncurrent assets                                 64                 129
                                                  --------       -------------
                                                  $ 47,767       $      48,253
                                                  ========       =============




                                    (Continued)


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheet - Continued
                                    (in thousands)
                                     (unaudited)


                                                  June 30,       September 30,
                                                    1995             1994
                                                  --------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt            $      -       $           -
     Accounts payable                                1,170                 675
     Accrued liabilities                               213                 219
     Income taxes payable                               76                   -
     Production taxes payable                          251                 287
     Royalties payable                                 147                 288
                                                  --------       -------------
          Total current liabilities                  1,857               1,469
                                                  --------       -------------

Long-term debt, net of current portion              15,746              15,746
Deferred lease obligation                                -                   7

Commitments and contingencies (Note 2)

Stockholders' equity:
     Preferred stock                                     -                   -
     Common stock; par value $.02; 20,000,000
       shares authorized; 11,215,804 issued
       and 11,188,004 outstanding                      224                 224
     Capital in excess of par value                 98,354              98,354
     Accumulated deficit                           (68,343)            (67,476)
     Treasury stock, at cost; 27,800 shares            (71)                (71)
                                                  --------       -------------
          Total stockholders' equity                30,164              31,031
                                                  --------       -------------
                                                  $ 47,767       $      48,253
                                                  ========       =============








            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)

                                        Three months ended  Nine months ended
                                             June 30,            June 30,
                                        ------------------  -----------------
                                          1995      1994      1995      1994
                                        -------   --------  -------   -------
From continuing operations:
  Revenues                              $ 3,132   $  3,490  $ 9,236   $10,697

  Costs and expenses:
     Operating                            1,468      1,481    4,293     4,608
     General and administrative             335        303      987       953
     Depreciation, depletion
      and amortization                    1,210      1,145    4,113     3,668
                                        -------   --------  -------   -------
     Total costs and expenses             3,013      2,929    9,393     9,229
                                        -------   --------  -------   -------
     Operating income (loss)                119        561     (157)    1,468
                                        -------   --------  -------   -------
  Other income (expense):
     Interest income                         42         13       86        34
     Dividend income                         22          -       66         -
     Interest expense                      (266)      (242)    (790)     (725)
     Research and development expense       (12)       (45)     (24)     (107)
                                        -------   --------  -------   -------
     Total other expense                   (214)      (274)    (662)     (798)
                                        -------   --------  -------   -------
  Income (loss) from continuing
    operations before income tax            (95)       287     (819)      670
  Current income tax expense                (48)       (41)     (48)      (51)
  Deferred income tax benefit                 -         77        -       287
  Income (loss) from continuing         -------   --------  -------   -------
    operations                             (143)       323     (867)      906
                                        -------   --------  -------   -------

From discontinued operations:
  Loss from discontinued gas trams-
   mission operations, including
   litigation expenses of $210 and
   net of income tax benefit of $10           -         (2)       -      (204)
                                        -------   --------  -------   -------
Income (loss) before cumulative effect
 of change in method of accounting for
 income taxes                              (143)       321     (867)      702
                                        -------   --------  -------   -------
Cumulative effect of change in method
 of accounting for income taxes               -          -        -     3,000
                                        -------   --------  -------   -------
Net income (loss)                       $  (143)  $    321  $  (867)  $ 3,702
                                        =======   ========  =======   =======

                                     (Continued)

            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Operations - Continued
                        (in thousands, except per share data)
                                     (unaudited)

                                        Three months ended  Nine months ended
                                             June 30,            June 30,
                                        ------------------  -----------------
                                          1995      1994      1995      1994
                                        -------   --------  --------  -------
Primary income (loss) per share:
   From continuing operations           $  (.01)  $    .03  $   (.08) $   .08
   From discontinued operations               -          -         -     (.02)
                                        -------   --------  --------  -------
       Net income (loss) before
         cumulative effect of change
         in accounting principle           (.01)       .03      (.08)     .06
                                        -------   --------  --------  -------
   Cumulative effect of change in
     accounting principle                     -          -         -      .27
                                        -------   --------  --------  -------
       Net income (loss)                $  (.01)  $    .03  $   (.08) $   .33
                                        =======   ========  ========  =======

Weighted average shares outstanding      11,188     11,048    11,188   11,211
                                        =======   ========  ========  =======






























            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                       Nine months ended
                                                            June 30,
                                                       -----------------
                                                         1995      1994
                                                       -------   -------
Cash flows from operating activities:
  Net income (loss)                                    $  (867)  $ 3,702
                                                       -------   -------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation, depletion and amortization            4,113     3,668
     Deferred lease obligation                              (7)       (7)
     Deferred income tax benefit                             -      (287)
     Income tax effect of stock option exercise              -         7
     Cumulative effect of accounting change                  -    (3,000)
     Changes in assets and liabilities:
       (Increase) decrease  in receivables                 449      (853)
       Decrease in other current assets                    217       185
       Increase (decrease) in accounts payable,
         accrued liabilities, income taxes
         payable and production taxes payable              529       (36)
       Increase (decrease) in royalties payable           (141)      124
     Other                                                  36       110
                                                       -------   -------
       Total adjustments                                 5,196       (89)
                                                       -------   -------
       Net cash provided by operating activities         4,329     3,613
                                                       -------   -------
Cash flows from investing activities:
     Proceeds from asset sales                           5,046        13
     Investment in NGL fractionating plant                (717)        -
     Capital expenditures                               (5,386)   (1,726)
                                                       -------   -------
        Net cash used in investing activities           (1,057)   (1,713)
                                                       -------   -------
Cash flows from financing activities:
     Principal repayments                                    -    (1,950)
     Acquisition of treasury stock                           -       (71)
                                                       -------   -------
        Net cash used in financing activities                -    (2,021)
                                                       -------   -------
Net increase (decrease) in cash and cash equivalents     3,272      (121)
Cash and cash equivalents at beginning of period         2,308     2,151
                                                       -------   -------
Cash and cash equivalents at end of period             $ 5,580   $ 2,030
                                                       =======   =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                          $   790   $   754
     Income taxes                                      $    52   $    41

            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT'S REPRESENTATION

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at June 30, 1995, and the results of its operations for the three-month and nine-month periods ended June 30, 1995 and 1994. The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1994. These financial statements should be read in conjunction with the Form 10-K.

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

NOTE 3 - PROPERTY SALES

The Company sold its interest in certain gas properties and related assets in La Plata County, Colorado for approximately $4,500,000 on May 1, 1995. The Company sold its interest in other oil and gas properties in southern Louisiana for approximately $600,000 on February 24, 1995. The two property sales involved non-operated working interests and represented approximately 5.4% of the Company's total discounted future net revenues and 486,000 barrels of oil equivalent ("BOE"), or 7.7% of the Company's total proved reserve volumes as of September 30, 1994. Under the full cost method of accounting, no gain was recognized on the property sales; the proceeds were credited to the full cost pool, thereby reducing the book value of the Company's oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the nine months ended June 30, 1995 the Company continued its exploration projects in Queensland, Australia and in the Williston Basin of Montana. Additionally, construction continued on the Alabama natural gas liquids ("NGL") fractionating plant in which the Company has invested along with several other participants. These projects accounted for the majority of the Company's capital expenditures during the period, with $3,318,000 expended on the Comet Ridge coalbed methane project in Australia, $758,000 expended on the Williston Basin project in Montana, and $717,000 advanced toward the construction of the NGL fractionating plant. Approximately $945,000 was expended on various domestic drilling and recompletion projects, and approximately $365,000 was expended on other property, plant and equipment additions. Offsetting capital expenditures were proceeds of approximately $600,000 from the February 1995 sale of interests in certain producing oil and gas properties in Louisiana and approximately $4,500,000 from the May 1995 sale of the Company's interest in certain gas properties and related assets in La Plata County, Colorado. During the nine months ended June 30, 1994 capital expenditures totaled $1,726,000, of which $214,000 was expended on the Comet Ridge project and $277,000 was expended on conversion of the Company's New Mexico saltwater disposal system, with the balance primarily attributable to various development drilling projects.

Cash flows were provided primarily by the Company's producing oil and gas properties during both the nine months ended June 30, 1995 and June 30, 1994. Net cash provided by operating activities was $4,329,000 and $3,613,000 for the nine months ended June 30, 1995 and June 30, 1994, respectively. During the nine months ended June 30, 1995, no principal payments were made on long term debt, while during the nine months ended June 30, 1994, $1,950,000 was paid in reduction of long-term debt. During both periods, the Company's only outstanding long-term debt was owed to its commercial bank lender. During the nine months ended June 30, 1994, the Company paid $210,000 to settle litigation related to the Company's discontinued gas transmission operations.

Cash on hand was $5,580,000 as of June 30, 1995 versus $2,308,000 as of September 30, 1994. The Company has continued to utilize cash on hand along with cash flows from producing properties and sales of properties to fund its domestic and international exploration projects as well as its funding commitment for construction of the NGL fractionating plant. Some of the cash currently on hand may be utilized in reduction of bank debt and/or funding of exploration projects underway. The Company may also generate additional cash by selling a portion of its Williston Basin project prior to drilling.

The following is a recapitulation of activities involving the Company's major capital projects:

   INTERNATIONAL EXPLORATION. During the nine months ended June 30, 1995, the Company and its co-venturers ("the Group") drilled 13 additional wells on the Comet Ridge coalbed methane project area in Queensland, Australia. Subsequent to June 30, 1995 one additional well was drilled. Of the total wells drilled within the Group's Authority to Prospect ("ATP"), two are currently capable of gas production with minimal water production and are shut-in, nine are being de-watered, and five are awaiting further completion procedures. All of these wells have encountered coals containing methane gas, and seven of the nine wells being de-watered are producing gas. Efforts to establish marketing contracts for the gas have begun and approximately 100 miles of 2-D seismic data has been shot in the Fairview area to further delineate coal deposits. Plans for pipeline construction are anticipated upon confirmation of gas markets and sales prices available. The Group's ATP covers approximately 1,365,000 acres. The Company's interest bears 30% of capital costs and 28.125% of operating expenses, and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%.

   DOMESTIC EXPLORATION. During the nine months ended June 30, 1995, the Company continued to acquire leasehold acreage in its Williston Basin 3-D seismic project area. As of June 30, 1995, the Company owned an undivided 87.5% interest in approximately 45,000 acres. Total investment in the project was approximately $1,766,000 as of June 30, 1995. A seismic survey covering approximately 30% of the project acreage has been completed and data is currently being processed. It is anticipated that initial drilling will commence in the fall of 1995. NGL FRACTIONATING PLANT INVESTMENT. Construction of the plant continued during the nine months ended June 30, 1995. As of June 30, 1995 the Company had advanced $1,033,000 of its $1,148,000 total commitment for capital contributions. The Company will fund the remaining $115,000 due under the agreement upon start up of the plant. The Company owns a 45% interest in plant profits prior to payout of its investment and a 27% interest thereafter. The Company's interest is owned indirectly through its ownership of an interest in a Utah limited liability company ("LLC"). This LLC in turn owns an interest in an Alabama LLC which was formed for the purpose of owning and operating the plant.

The Company's bank debt outstanding of $15,746,000 as of September 30, 1994 remained unchanged as of June 30, 1995. Of this total, $10,000,000 is payable in full on September 30, 1996 and bears interest at a fixed rate of 5.92%.
While principal reductions are not required until maturity, interest is payable monthly. Under the Company's existing agreement with the bank, the $10,000,000 fixed rate debt would be reflected as a current liability effective September 30, 1995. However, the Company is currently involved in discussions with the bank and anticipates that part or all of its existing bank debt will be restructured such that required principal reductions within one year from September 30, 1995 will be significantly less than the $10,000,000. Borrowings in excess of the $10,000,000 fixed-rate loan are pursuant to a revolving loan, which is scheduled to convert to a four-year term loan on April 5, 1997. The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest on the revolving loan is payable at either the bank's base rate or the London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At June 30, 1995, the weighted average interest rate for amounts under the revolver was 7.89%. Although the LIBOR/Base Rate loan is a two-year revolver, the Company has made voluntary principal reductions in the past and expects to do so in the future. The maximum borrowing base is calculated by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions which may not agree with the Company's assumptions. As of June 30, 1995 the borrowing base was $16,400,000. The Company is obligated to pay a commitment fee of % per annum on the difference between the average outstanding loan balance and the nominated borrowing base.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions partially mitigate the effects of lower oil prices. The Company presently has hedged, under swap agreements, 20,000 barrels (approximately 40%) per month of its remaining fiscal 1995 oil production at a New York Mercantile Exchange ("NYMEX") average floor price of approximately $17.21 per barrel. These hedging agreements allow upside participation percentages averaging 37% of price increases above the floor level. The Company's actual price received at the wellhead has recently averaged $2.00 to $3.00 per barrel below NYMEX prices. None of the Company's gas production is currently hedged. Net (payments) receipts pursuant to the Company's hedging activities for the nine months ended June 30, 1995 and 1994 were ($164,000) and $236,000, respectively. Notwithstanding the Company's hedging positions, decreases in oil and gas prices could cause a reduction in cash flows that are available for the funding of capital projects and reduction of bank debt.

The Company paid approximately $24,000 and $107,000 during the nine months ended June 30, 1995 and 1994, respectively, to Texas Tech University ("Texas Tech") to fund a research project for the further development of a new oil cleanup technology. The technology is designed to biodegrade absorbent materials utilized in the containment and cleanup of oil spills, and to release absorbed oil to the liquid phase. Additional studies relating to the separation, treatment and recovery of the released oil have been conducted by Texas Tech. The procedure has been performed successfully in a laboratory environment. Management believes that such a process, if proven to be commercial, could provide value in degradation and/or reduction of oil saturated material that must be disposed of in toxic landfills. The Company has the right to acquire exclusive licensing rights to the technology for no additional consideration,
subject to a maximum 10% sales royalty to be paid to Texas Tech.   Costs
incurred pursuant to this agreement are expensed as incurred. While the Company has no further funding commitments, it may incur additional costs as efforts are underway to establish commercial applications of this technology.

The Company currently anticipates funding its existing projects through cash on hand, cash flows generated from oil and gas operations and bank borrowing. Due to the natural decline in oil and gas production rates and because the Company has borrowed nearly the maximum available amount in its credit facility, other means of financing may be pursued in the future. In the event that current projects require capital investments beyond the aforementioned cash sources, the Company may pursue project financing, private debt issuances and equity offerings.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND
  1994

Operating revenues from continuing operations for the three months ended June 30, 1995 decreased $358,000, or 10%, to $3,132,000 from $3,490,000 in the corresponding fiscal 1994 period. Oil volumes decreased 16,000 barrels, or 10%, to 145,000 barrels versus 161,000 barrels in the prior year period, decreasing revenue by $239,000. Gas volumes decreased 134,000 Mcf, or 21%, to 493,000 Mcf in the current period compared to 627,000 Mcf in the three months ended June 30, 1994, resulting in a $220,000 decrease in revenues. The decreases in volumes produced are attributable to both the sale of producing properties and to natural decline in oil and gas production rates. Average oil prices increased 10% to $16.45 per barrel for the three months ended June 30, 1995 from $14.93 per barrel for the corresponding prior year quarter, resulting in a $220,000 increase in revenue. Gas prices decreased 13% to $1.43 per Mcf in the current quarter versus $1.64 in the prior year quarter, resulting in a $104,000 revenue decrease. Saltwater disposal and other income decreased $15,000 from the corresponding fiscal 1994 quarter.

Income from continuing operations for the three months ended June 30, 1995 decreased $466,000, or 144%, resulting in a loss of $143,000 compared to income of $323,000 for the corresponding fiscal 1994 period. The current period reflected the above mentioned decrease in revenue as well as increased depreciation, depletion and amortization ("DD&A"), general and administrative expense and interest expense. Additionally, the prior year period included a net income tax benefit of $36,000 while the current year period included a net income tax expense of $48,000 related to the aforementioned property sales.

Operating expenses decreased $13,000, or 1%, to $1,468,000 from $1,481,000 reported in fiscal 1994. The decrease was primarily attributable to the disposition of producing properties. The Company's average lifting cost per equivalent barrel increased 14% to $6.27 in the three month period of fiscal 1995 from $5.49 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $32,000, or 11%, to $335,000 during the three months ended June 30, 1995 compared to $303,000 for the prior year period. The increase was attributable to general salary increases and increased expenses associated with the Company's exploration activities.

DD&A expense for the three months ended June 30, 1995 increased by $65,000, or 6%, to $1,210,000 from $1,145,000 reported for the comparable fiscal 1994 period. The increase is attributable to a higher DD&A rate per equivalent barrel of oil, resulting from a significant reduction in proved undeveloped reserves as of September 30, 1994.

Interest expense for the three months ended June 30, 1995 increased $24,000, or 10%, to $266,000 from $242,000 for the three months ended June 30, 1994. Such increase is attributable to general increases in interest rates.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1995 AND
  1994

Operating revenues from continuing operations for the nine months ended June 30, 1995 decreased $1,461,000, or 14%, to $9,236,000 from $10,697,000 in the corresponding fiscal 1994 period. Oil volumes decreased 72,000 barrels, or 14%, to 431,000 barrels versus 503,000 barrels in the prior year period, decreasing revenue by $1,036,000. Gas volumes decreased 284,000 Mcf, or 15%, to 1,652,000 Mcf in the current period compared to 1,936,000 Mcf in the nine months ended June 30, 1994, resulting in a $474,000 decrease in revenues. The volume decreases are attributable to both the sale of producing properties and to natural decline in oil and gas production rates. Average oil prices increased 8% to $15.57 per barrel for the nine months ended June 30, 1995 from $14.39 per barrel for the corresponding prior year period, resulting in a $509,000 increase in revenue. Gas prices decreased 13% to $1.45 per Mcf in the current period versus $1.67 in the prior year period, resulting in a $363,000 revenue decrease. Saltwater disposal and other income decreased $97,000 from the corresponding fiscal 1994 period.

Income from continuing operations for the nine months ended June 30, 1995 decreased $1,773,000, or 196%, resulting in a loss of $867,000 compared to income of $906,000 for the corresponding fiscal 1994 period. The current period reflected the above mentioned decrease in revenue as well as increased general and administrative expense, interest expense and DD&A. Additionally, a net $236,000 income tax benefit was recorded in the prior year period related to an an adjustment of the net deferred tax asset, while the current year period includes a current net income tax expense of $48,000 related to the aforementioned property sales.

Operating expenses decreased $315,000, or 7%, to $4,293,000 from $4,608,000 reported in fiscal 1994. The decrease was primarily attributable to the disposition of producing properties. The Company's average lifting cost per equivalent barrel increased 9% to $5.90 in the first nine months of fiscal 1995 from $5.44 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $34,000, or 4%, to $987,000 during the nine months ended June 30, 1995 compared to $953,000 for the prior year period, due to various miscellaneous increases.

DD&A expense for the nine months ended June 30, 1995 increased by $445,000, or 12%, to $4,113,000 from $3,668,000 reported for the comparable fiscal 1994 period. The increase is attributable to a higher DD&A rate per equivalent barrel of oil, resulting from a significant reduction in proved undeveloped reserves as of September 30, 1994.

Interest expense for the nine months ended June 30, 1995 increased $65,000, or 9%, to $790,000 from $725,000 for the nine months ended June 30, 1994. Such increase is attributable to general increases in interest rates.

The loss from discontinued operations during the nine months ended June 30, 1994 includes an expense of $210,000 in settlement of litigation relating to the Company's discontinued gas transmission business.

As discussed in previous filings, the Company has substantial NOL carryforwards available to reduce the Company's effective federal tax rate from approximately 35% to approximately 2%. The carryforwards totaled approximately $45,000,000 as of September 30, 1994 and expire over various dates through fiscal 2004. These carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year period. The Company adopted SFAS 109 effective October 1, 1993. Because of the Company's significant NOL and other carryforwards, it recorded a deferred tax asset under SFAS 109. However, because of uncertainties regarding utilization, a substantial valuation allowance was deducted from the value of the asset. After valuation, the net deferred tax asset recorded on the October 1, 1993 balance sheet was $3,000,000. This amount is reflected in net income for the nine months ended June 30, 1994 as the cumulative effect of a change in method of accounting for income taxes. The realization of the deferred tax asset will have the effect of reducing future earnings through a charge in lieu of income taxes. The Company will continue to review income trends and projected NOL utilizations and will from time to time adjust the valuation allowance accordingly.

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

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Filed in Part I

                    11.  Computation of per share earnings

               Filed in Part II

                    None

          (b)  Reports on Form 8-K:

               On May 19, 1995 the Company filed a Current Report on Form 8-K incorporating by reference a Shareholder Letter dated May 9, 1995 with regard to its Comet Ridge Project in Queensland, Australia and other matters.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tipperary Corporation
                                   ---------------------------------------------
                                   Registrant



Date: August 11, 1995    By:  /s/ Carter G. Mathies
                             ---------------------------------------------
                             Carter G. Mathies, President, Chief Executive Officer and Chairman of the Board of Directors



Date: August 11, 1995    By:  /s/ David L. Bradshaw
                             ---------------------------------------------
                             David L. Bradshaw, Vice President, Chief
                             Operating Officer, Chief Financial Officer
                             and Director



Date: August 11, 1995    By:  /s/ Wayne W. Kahmeyer
                             ---------------------------------------------
                             Wayne W. Kahmeyer, Controller and Principal
                             Accounting Officer