Form 10-K405
period 1995-09-30
TIPPERARY CORP
filed 1995-12-19
CIK 98410

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-K

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 1995

                                    OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________
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

          Registrant's telephone number, including area code (303) 293-9379

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
     Common Stock, $.02 par value      American Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 1, 1995 was $28,347,000.

Shares of the registrant's Common Stock outstanding as of December 1, 1995:
11,209,604 shares.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders filed within 120 days after the fiscal year ended September 30, 1995 (Part III).

                                  PART I

ITEM 1.  BUSINESS

GENERAL

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company was organized as a Texas corporation in January 1967, and its executive offices are located at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202 (telephone number 303-293-9379). The Company was previously involved in gas transmission and gas processing, but disposed of its gas transmission assets during fiscal 1993 and its gas processing assets during fiscal 1990.

During its fiscal years ended September 30, 1991, 1992 and 1993, the Company's efforts were focused primarily on the acquisition and exploitation of producing oil and gas properties in the United States. The Company's basic strategy was to increase oil and gas reserves by purchasing existing proved reserves from other oil and gas companies. Where feasible, the Company sought to acquire producing properties with additional unproved reserves which could be established through implementation of various exploitation techniques and through further development. The Company's strategy was based largely upon the shift in investment emphasis of major and large independent oil and gas companies to international areas, accompanied by the divestiture of many of their domestic properties. These factors, among others, created opportunities for oil and gas entities such as the Company to acquire producing properties. During the fiscal year ended September 30, 1994, the number of property dispositions by such integrated companies in the Company's target size and price range decreased significantly, and competition to purchase available properties intensified. During this same time period, the Company's exploratory and development activity increased to offset capital expenditures which had been originally budgeted for property acquisitions. Although the Company continues to review opportunities for the acquisition of producing properties periodically, its current emphasis on exploration and development activity may continue assuming a continuing shortage of properties offered for sale and higher price levels. The Company's primary areas of oil and gas production are the Rocky Mountains, Permian Basin and southeast Texas regions of the United States.

During fiscal 1992, the Company acquired a 30% nonoperating interest in the Comet Ridge project for the purpose of exploring for coalbed methane gas on a 1,365,000 acre concession in Queensland, Australia. The Company and its co-venturers (the "Group") began initial drilling operations in Australia on adjacent farmout acreage in November 1993, with the first well being noncommercial. During the fiscal year ended September 30, 1994, two additional wells were drilled on the Group's original Authority to Prospect ("ATP"), and during the fiscal year ended September 30, 1995, 14 additional wells were drilled on the ATP. During the fiscal year ended September 30, 1995, 14 of the wells, located in the Fairview area of the southern portion of the ATP, were completed and began production testing. While the Group has not entered into a gas sales contract, initial production has been necessary to gather data relating to gas and water production and estimated reserves in place. Gas reserve quantities have now been estimated by independent petroleum engineers, although proved reserves cannot be assigned to the properties until a market is established for the gas, and sales prices and delivery costs are known. In August 1995, the operator of this property initiated litigation against the Company and one other participant alleging that the two parties have forfeited their interest in the project except for their interest in existing wells; see Note 8 to the Company's Consolidated Financial Statements.

Also during fiscal 1995, the Company acquired an undivided 87.5% interest in approximately 9,000 additional leasehold acres in its Montana three-dimensional ("3-D") seismic project area and completed a 3-D seismic survey covering approximately 30% of the total 45,000 acres. Several prospects were identified by the survey, and the Company has staked well locations to test two of these. While discussions are underway with potential drilling partners, the Company may retain its full 87.5% interest if suitable terms are not offered by third parties.

During the fiscal year ended September 30, 1994, the Company entered into a joint venture which has constructed a natural gas liquids (NGL) fractionating plant in Alabama. The Company committed to contribute $1,148,000 in cash, in return for a 45% interest in plant profits prior to payout of its investment and a 27% interest thereafter. The Company agreed to increase its investment in the plant during fiscal 1995, in connection with a restructuring of the plant ownership following certain cost overruns and construction delays. As of September 30, 1995, the Company had invested $1,454,000, which investment had increased to $1,939,000 subsequent to year end. Subsequent to the restructuring, the Company expects to own an interest in the Plant of between 50% and 55% prior to payout and an interest of between 37% and 47% thereafter. The Plant commenced testing operations in November 1995 and is expected to commence full production prior to calendar year end. See Note 4 to the Company's Consolidated Financial Statements.

The Company sold its interest in certain gas properties and related assets in La Plata County, Colorado for approximately $4,500,000 on May 1, 1995 and sold its interest in other oil and gas properties in southern Louisiana for approximately $600,000 on February 24, 1995. The two property sales involved nonoperating working interests and represented approximately 5.4% of the Company's total discounted future net revenues and 486,000 barrels of oil equivalent ("BOE"), or 7.7% of the Company's total proved reserve volumes as of September 30, 1994. Under the full cost method of accounting, no gain or loss was recognized on the property sales; the proceeds were credited to the full cost pool, thereby reducing the book value of the Company's oil and gas properties.

In addition to these primary business activities, the Company owns rights to an interest in a prospect-generating joint venture in mainland China; an oil spill cleanup technology on which a patent application is pending; a royalty interest in an Australian bauxite deposit; and a discovered but undeveloped oil and gas property in Alaska. None of these assets currently generate revenues and management anticipates the Company will not be devoting any significant efforts or expenditures on these projects during fiscal 1996.

The Company is effectively controlled by related entities, SDK Incorporated ("SDK") and Texland Oil, Inc. ("Texland"). Double-Double Partners II ("Double-Double"), an investment partnership related to both SDK and Texland, became a 49% shareholder as a result of a financial restructuring of the Company in 1986. Subsequent to this restructuring, Texland made loans to the Company in connection with the Company's further efforts to reduce and restructure long-term debt. In January 1990, both Double-Double and Texland exchanged certain debt for common stock, after which the related group owned 68% of the Company's common stock. On July 8, 1993, both the Company and Double-Double sold common stock in a public offering which resulted in a decrease in the related group's ownership from 66.7% to 44.3%. As of September 30, 1994, the related group owned 43.8% of the Company's outstanding common stock. During fiscal 1995, Double-Double was liquidated, with SDK receiving 1,564,835 shares of common stock previously held by Double-Double, and James A. McAuley, a director of the Company, receiving 218,453 shares of common stock. As of September 30, 1995, the related group owned approximately 41.8% of the Company's outstanding common stock.

OIL AND GAS EXPLORATION AND PRODUCTION

GENERAL. The Company entered the oil and gas business in 1969 when it acquired oil and gas properties located in Lea County, New Mexico. The Company has since expanded its activities to other areas of the United States, predominantly the Rocky Mountain and Mid-Continent areas, and also to Queensland, Australia, where it is involved in exploration for and development of coalbed methane gas. During its fiscal years ended September 30, 1991, 1992 and 1993, the Company focused primarily on the acquisition and exploitation of producing oil and gas properties, but also began participating in an increasing amount of drilling. During the fiscal years ended September 30, 1994 and 1995, the Company's capital expenditures were primarily directed to exploration and development, due to both a decrease in the availability of producing properties offered for sale at prices acceptable to the Company and the Company's commencement of significant activity on domestic and international exploratory and development projects discussed herein. In conducting its oil and gas activities, the Company continues to periodically review privately offered property acquisition opportunities as well as those available through competitive bid from major oil companies and other independent oil and gas companies.

DRILLING ACTIVITIES. Information concerning the number of gross and net wells drilled by the Company during fiscal 1995, 1994 and 1993 is as follows:

                               1995                1994                 1993
                          --------------      ---------------      --------------
                          GROSS      NET      GROSS      NET       GROSS      NET
                          -----     ----      -----     -----      -----     ----
Exploratory
   United States
     Productive              2       .21         -          -         -         -
     Dry                     6      1.37         -          -         1      0.25
   Australia
     Productive              1(1)    .30(1)      2(1)    0.60(1)      -         -
     Dry                     -         -         1       0.30         -         -

Development
   United States
     Productive             10       .91        13       1.41         5      1.03
     Dry                     -         -         1       0.06         -         -
   Australia
     Productive             13(1)   3.90(1)      -          -         -         -
     Dry                     -         -         -          -         -         -

Total
     Productive             26      5.32        15       2.01         5      1.03
     Dry                     6      1.37         2       0.36         1      0.25

(1) Fourteen of the wells have been completed and are currently in the de-watering phase, and two in remote areas are awaiting further completion and testing procedures. Gas production has reached commercial levels on several wells, and continued de-watering is expected to further increase production rates. Gas reserve quantities for the existing wells have been estimated by independent petroleum engineers, although proved reserves cannot be assigned to the properties until a market is established for the gas, and sales price and delivery costs are known.

OIL AND GAS PRODUCTION. The Company's net oil and gas production for fiscal 1995, 1994 and 1993 is as follows:

                             OIL                 GAS
                            (BBL)               (MCF)
                           -------            ---------
1995                       565,000            2,061,000
1994                       646,000            2,500,000
1993                       379,000            1,367,000

The following table presents certain price and average lifting cost information for each of the years in the three-year period ended September 30, 1995:

                   Average price                   Price range
                 ----------------     ------------------------------------    Average lifting
                   Oil       Gas            Oil                  Gas             cost per
                  (Bbl)     (MCF)      High       Low        High     Low     equivalent Bbl
                 ------     -----     ------     ------     -----    -----    --------------
1995             $15.43     $1.43     $17.70     $12.23     $1.64    $1.14        $6.14
1994             $14.70     $1.65     $16.02     $13.03     $1.74    $1.51        $5.70
1993             $17.62     $1.81     $19.15     $16.00     $2.20    $1.51        $6.28

SALES CONTRACTS. The Company sells its oil and gas production to numerous purchasers, generally under short-term contracts. While certain gas sales are dedicated to gas processing plants for longer terms, a substantial portion of residue gas and plant liquids are typically sold by the plants on a short-term basis. Since numerous purchasers compete to purchase both oil and gas from the Company's properties, the Company does not believe that the loss of any single existing purchaser would have a material adverse effect on its financial condition or results of operations. The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts and agreements.

PRICING. During fiscal 1995, approximately 75% of the Company's oil and gas revenues were attributable to crude oil sales. Both oil and natural gas prices are subject to significant fluctuations; natural gas based primarily upon weather patterns and regional supply and demand and crude oil based primarily on worldwide supply and demand. The majority of the Company's gas sales are through "percentage of proceeds" contracts with gas processing plant owners, whereby the Company receives various percentages of both residue gas and plant liquids sales proceeds. Residue gas sold under these contracts may be sold at "spot" prices or longer term contract prices by the respective gas processing plant owner. The Company has in recent years hedged significant portions of its crude oil and gas sales through both "swap" agreements with financial institutions and direct contracts in the New York Mercantile Exchange ("NYMEX"). Under these agreements, the Company usually receives a "floor" price but retains a significant percentage of price increases above the "floor." During fiscal 1995, the Company hedged an average of 14,167 barrels per month (approximately 30%) of its oil production. Payments made by the Company pursuant to these hedges totaled approximately $183,000, or $0.32 per barrel of total oil production. Subsequent to September 30, 1995, the Company entered into swap agreements covering 10,000 barrels of oil per month from December 1, 1995 through September 30, 1996. These agreements provide for the Company to receive an average floor price based on the NYMEX West Texas Intermediate quote of $16.15 per barrel plus 50% of increases above $16.15. The Company's average price received at the wellhead during fiscal 1995 was approximately $2.53 per barrel less than the NYMEX average. None of the Company's gas production was hedged during fiscal 1995, or as of September 30, 1995, but it may be hedged in the future.

SUMMARY OF PRESENT ACTIVITIES. See Item 2. "Oil and Gas Properties - Exploratory Operations" for information concerning the Company's present domestic and international drilling activities. Subsequent to September 30, 1995, the Company elected to participate for its pro rata interest in the drilling of three nonoperated wells in North Dakota, New Mexico and Oklahoma. Management continues to review the economics of the Company's oil and gas properties, taking certain corrective actions when necessary, including plugging wells deemed permanently impaired or depleted, terminating oil and gas leases deemed uneconomic and selling properties when justified by comparative opportunities.

COMPETITION. During the fiscal year ended September 30, 1995, the number of smaller producing property packages offered for sale continued at low levels and many of the Company's competitors shifted their emphasis to exploratory and development drilling. This has caused increased competition for leasehold acreage in certain areas and may cause increased competition in other areas where the Company is presently acquiring acreage. Further, many of the companies which compete with the Company for available leasehold acreage are substantially larger and may have greater financial resources. Notwithstanding such competition, the Company believes that its current leasehold position, in combination with leasing in new areas currently being pursued, will provide an adequate inventory of prospects for the exploratory activity the Company expects to carry on for the next two to three years.

DISCONTINUED OPERATIONS

The Company conducted natural gas transmission operations beginning in 1982 through a wholly-owned subsidiary, Sunburst Energies, Inc. During fiscal 1992, the Company's Board of Directors voted to discontinue gas transmission operations. In connection therewith, effective March 31, 1993, the Company sold its gas transmission segment to an unrelated third party for $20,000 cash, retaining responsibility for litigation in progress at that time. The Company has reported the financial results through that date, the loss on the sale and the subsequent settlement of such litigation as "Discontinued Operations" in its consolidated financial statements.

SEGMENT INFORMATION AND MAJOR CUSTOMERS

After the previously discussed discontinuance of the Company's gas transmission business, the Company has one business segment: Oil and Gas Exploration, Production and Development. The Company had sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1995 totaling 40%, two unaffiliated oil and gas customers during fiscal 1994 totaling 22% and three unaffiliated oil and gas customers during fiscal 1993 totaling 46%. The Company does not believe that the loss of any existing purchaser would have a material adverse effect on its financial condition or results of operations.

REGULATIONS

GENERAL. The production, transmission and sale of crude oil and natural gas in the United States is affected by numerous state and federal regulations with respect to allowable well spacing, rates of production, bonding, environmental matters and reporting. Future regulations may change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted. Although oil and gas may currently be sold at unregulated prices, such sales prices have been regulated in the past by the federal government and may be again in the future.

NATURAL GAS PRICING. Historically, the Natural Gas Policy Act of 1978 ("NGPA") established maximum prices for certain categories of natural gas sold in either interstate or intrastate commerce and was designed to effect deregulation of the sales price for certain categories of natural gas. Substantially all of the Company's natural gas production falls into categories of gas which were deregulated under the NGPA, so that the NGPA's ceiling prices were largely inapplicable. The Natural Gas Wellhead Decontrol Act of 1989 provided for the elimination of all price regulation under the NGPA effective January 1, 1993. During fiscal 1992, the Federal Energy Regulatory Commission ("FERC") issued FERC Order No. 636 and subsequent related Orders (the "Order"), which is intended to ensure that pipelines provide transportation service that is equal in quality for all gas supplies, whether the customer purchases the gas from the pipeline or from a different supplier. While the Company views this Order as favorable to natural gas producers, it cannot quantify the impact, if any, it has had or will have on the Company.

STATE REGULATION. Oil and gas operations are subject to a wide variety of state regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to virtually all aspects of the oil and gas business.

ENVIRONMENTAL MATTERS. The Company's business activities are subject to changing federal, state and local environmental laws and regulations. The existence of such regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. Recently adopted regulations have, however, resulted in the Company's election to expend additional funds in its continuing effort to comply in all respects with applicable environmental legislation and regulations. During fiscal 1994, the Company voluntarily converted its Lea County, New Mexico saltwater disposal system from surface disposal to subsurface disposal. The state-authorized discharge and safety monitoring system discharged produced formation water into a naturally occurring surface playa lake. Although the Company was not cited for any violations, it is aware that the Environmental Protection Agency has initiated efforts to eliminate surface disposal of produced saltwater in certain instances. The Company incurred approximately $271,000 in costs to effect the conversion. During fiscal 1995, the Company incurred approximately $44,000 in further costs for remediation of previously used facilities. Although the Company expects to incur environmental clean-up expenditures in the future, at this time, it is not aware of any such expenditures that would have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

At September 30, 1995, the Company employed a total of 20 persons, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 2.  PROPERTIES

OIL AND GAS PROPERTIES

PRODUCING OPERATIONS

STRATEGY. During its fiscal years ended September 30, 1991, 1992 and 1993, the Company's basic strategy was to increase oil and gas reserves through the acquisition of producing domestic oil and gas properties. Where feasible, the Company sought to acquire producing properties that had additional production potential through implementation of various exploitation techniques and through further development. The Company's geographic focus was primarily the Rocky Mountain and Mid-Continent regions. Based on publicly available information and management's experience, the Company believes that many of the major integrated and large independent oil companies were shifting their investment emphasis internationally and consolidating their domestic operations to reduce costs. These factors, among others, created opportunities for oil and gas entities such as the Company to add reserves through the acquisition of producing oil and gas properties divested by these larger companies. During fiscal 1994, however, the number of such property dispositions in the Company's target size and price range decreased significantly, and competition to purchase such available properties intensified. During the same period, the Company's activities and capital expenditures shifted toward domestic and international exploratory and developmental drilling projects and have continued to be so focused. The Company believes it has the skills to take advantage of both exploration and property acquisition opportunities, particularly within its geographic areas of emphasis. While it plans to pursue both strategies, the availability of producing properties offered for sale in the future is indeterminable, and the Company currently has only minimal borrowing capacity under its present bank credit facility for the financing of such acquisitions. The Company continues to periodically review acquisition opportunities, particularly from companies and individuals who own interests in wells in which the Company already owns a substantial working interest.
In evaluating prospective producing property acquisitions, the Company generally focuses on estimates of reserves and future cash flow from the properties and the internal rate of return expected to be generated by the properties in their existing condition. Potential for enhancement of the value of the properties through various exploitation techniques is considered as well. Exploratory and development drilling opportunities are also evaluated based upon estimated rates of return, as well as estimated potential reserves and associated risk levels.

Following is a brief description of the Company's major producing areas:

LEA COUNTY, NEW MEXICO. The Company commenced oil and gas operations in Lea County, New Mexico in 1969 when it first acquired interests in the North Bagley Field. After purchasing additional interests throughout the field in 1984, North Bagley became and today remains the Company's largest single operated property. As of September 30, 1995, the Company's North Bagley properties had a present value of estimated future net revenues of $2,284,000, representing approximately 9% of the Company's total reserve value.

The Company's North Bagley reserves are evenly distributed among the 39 wells currently operated by the Company. Current net daily production represents approximately 9% and 26%, respectively, of the Company's total daily oil and gas production. Management believes that, although the field is mature, it may have some potential for further exploitation.

In addition to North Bagley, the Company owns and operates properties in several other Lea County fields, including the Mescalero, Shipp and Northeast Lovington fields.

TEXAS. The Company has been active in Texas for over 20 years. The majority of the Company's Texas properties are located in the Permian Basin in west Texas and in the West Buna Field in southeast Texas.

In the Permian Basin, of particular importance to the Company are its properties in the Gustav Field located in Schleicher County, Texas. The Company's 50% interest in this field was purchased in May 1991. Gas production is from a series of the Canyon Sands at approximately 7,100 feet. Subsequent to the initial acquisition, five development wells have been drilled and completed as producers. The Company's eight gross (4.1 net) wells in the Gustav Field represent approximately 2% of the Company's present value of future net revenues and approximately 5% of its total daily gas production as of September 30, 1995. Subsequent to year end the Company participated for its 10% interest in a new gas discovery near the Gustav field and expects to join in the drilling of at least one development well in fiscal 1996.

The West Buna Field in Jasper and Hardin Counties represents a significant percentage of the Company's Texas reserves. The Company's nonoperating interest in this field was acquired on August 31, 1993. Total discounted future net revenues from the property were $4,638,000, approximately 19% of the Company's total, as of September 30, 1995. Of this total, $1,894,000 was attributable to proved undeveloped reserves. Both oil and gas volumes and discounted future net revenues applicable to proved undeveloped reserves and proved developed nonproducing reserves were reduced significantly as of September 30, 1994, based upon water encroachment into a producing wellbore during fiscal 1994. No further reserve reductions of a similar nature were necessary as of September 30, 1995. During fiscal 1995, net oil and gas production from this field were approximately 5% and 11%, respectively, of the Company's total.

WILLISTON BASIN, NORTH DAKOTA AND MONTANA. In 1991, the Company became active in the Williston Basin when it acquired various interests in five different fields for $1,700,000. In April 1993, the Company increased its operating activities in the Williston Basin when it acquired interests in the Charlson and Keene Fields located in McKenzie County, North Dakota for approximately $1,300,000. On September 30, 1993, the Company acquired producing oil and gas properties and other assets for approximately $11,000,000, the majority of which were in the Williston Basin. The Company now operates 44 wells in the Williston Basin of North Dakota and Montana.
The Company has established additional reserves since acquisition through recompletion in different formations through existing wellbores and is presently evaluating these properties for further behind-pipe and in-fill development potential. With discounted future net revenues of approximately $5,981,000, the Company's Williston Basin assets now comprise approximately 24% of the Company's total reserve value at September 30, 1995, and account for 36% of the Company's daily oil production and 18% of its daily gas production.

POWDER RIVER BASIN, WYOMING. The Powder River Basin in northeastern Wyoming has been an area of active interest for the Company since October 1991, when it joined with three other companies to acquire both producing properties and undeveloped acreage. The Company's strategy in the Powder River Basin reflects management's belief that this relatively mature basin still holds significant potential for select acquisitions, exploitation and development drilling. On May 14, 1993, the Company acquired a 47% working interest in a Powder River Basin Minnelusa waterflood property for $435,000. On September 30, 1993, the Company acquired another significant producing property in the Powder River Basin which, as of September 30, 1995, had discounted future net revenues of $2,168,000, or 9% of the Company's total reserve value.

The Company's total acquisition cost in the area over the past four fiscal years is approximately $4 million, and additional capital has been invested in development drilling projects. Net production from the Powder River Basin accounts for approximately 21% of the Company's daily oil production. The Company now owns nonoperating interests in eight waterflood projects in this area.

SAN JUAN BASIN, NEW MEXICO AND COLORADO. On July 30, 1993, the Company acquired a nonoperating interest in producing gas properties in southwestern Colorado and northwestern New Mexico for approximately $1,800,000. The majority of these properties were sold for approximately $4,500,000 on May 1, 1995. The sale represented approximately 4% of the Company's total discounted future net revenues and 437,000 barrels of oil equivalent ("BOE"), or 7% of the Company's total proved reserve volumes as of September 30, 1994. Under the full cost method of accounting, no gain or loss was recognized on the property sale; the proceeds were credited to the full cost pool, thereby reducing the book value of the Company's oil and gas properties. While this sale substantially reduced the Company's assets in this area, proved gas reserves at September 30, 1995 of approximately 1.8 Bcf still represented approximately 14% of the Company's total proved gas reserves, and average daily production of approximately 600 Mcf represents 13% of the Company's total.

The following table sets forth information with respect to the Company's producing wells and acreage as of September 30, 1995:


                    PRODUCING WELLS                  ACREAGE
                -----------------------    -----------------------------
                    OIL         GAS         PRODUCING        UNDEVELOPED
                ----------   ----------    ------------     -------------
STATE/COUNTRY   GROSS  NET   GROSS  NET    GROSS    NET     GROSS     NET
-------------   -----  ---   -----  ---    -----    ---     -----     ---
Alabama           12    .67     -      -    2,647     179    1,758      490
Alaska(1)          -      -     -      -        -       -    3,783      173
Colorado          64   4.81     9    .31   16,969     766   70,373   65,361
Indiana            -      -     -      -        -       -    9,548      835
Louisiana          6   1.16     6    .41    5,269     592        -        -
Montana           50   6.49     -      -    9,274   1,697   45,155   39,057
Nebraska           8   1.70     -      -    1,719     365      640      123
Nevada             -      -     -      -    3,840      38    3,840       77
New Mexico        66  46.31   258   7.33   18,069   4,905    5,479    1,036
North Dakota      75  18.77     -      -   18,178   4,500    4,720    5,991
Oklahoma           9   2.49    15    .78    6,940   1,596      215       79
Texas             43   4.78    46   7.64   16,941   2,557    1,326      383
Wyoming           60   5.32     1    .03   30,796   1,188   14,470    3,871
Australia(2)       -      -    16   4.80        -       -        -        -
                 ---  -----   ---  -----  -------  ------  -------  -------
Total            393  92.50   351  21.30  130,642  18,383  161,307  117,476
                 ---  -----   ---  -----  -------  ------  -------  -------
                 ---  -----   ---  -----  -------  ------  -------  -------

(1) The Company owns 129 net working interest acres (173 net acres including additional overriding royalty interests) in the Point Thomson Unit located on the Alaska North Slope. The Company's interest represents less than 1% of the total unit, which is operated by a major oil and gas company. Although engineering studies and production tests of wells drilled within the unit boundaries have confirmed the existence of substantial oil and gas reserves, the Company has excluded these reserves from its proved reserves reflected in
Note 10 to the Company's Consolidated Financial Statements due to the lack of a current market and/or pipeline facilities. Working interest owners continue to evaluate the economics of the property and periodically file updated "Plans of Development" with the State of Alaska, but it is not known when, if ever, market conditions will justify the economics of constructing pipeline facilities to the property.

(2) The Company owns a nonoperating interest in an Authority to Prospect ("ATP") covering approximately 1,365,000 acres in the Bowen Basin of Queensland, Australia. The Company's interest bears 30% of capital costs and 28.125% of operating expenses and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%. The Company and its co-venturers (the "Group") have applied for petroleum leases covering approximately 167,000 acres. The balance of acreage included within the ATP is subject to contraction or relinquishment on certain dates in the future should the Queensland Minister of Mines deem that insufficient exploration activity has occurred. The Group intends to request extensions of any contraction of the ATP based upon the significant level of investment and activity conducted in the past two years and that planned for the future. The next scheduled contraction date is November 1, 1996. The Company is currently a party to litigation involving this acreage; see Note 8 to the Company's Consolidated Financial Statements.

The Company's domestic undeveloped leases have various primary terms ranging from one to ten years. The expiration of any certain leasehold interest or interests would not have a material adverse financial effect on the Company.

Substantially all of the Company's domestic oil and gas properties either have been or may be pledged as security for bank debt. While mortgages have not been filed against many of the properties, additional mortgages will be filed as the Company's bank requires. See Note 5 to the Company's Consolidated Financial Statements.

EXPLORATORY OPERATIONS

INTERNATIONAL

In April 1992, the Company acquired a nonoperating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The joint venture conducting the project (the "Group") owns an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. The Group has applied for and posted deposits on petroleum leases covering approximately 167,000 acres and expects to receive them in early calendar 1996. Drilling operations commenced in November 1993, when one noncommercial well was drilled on adjacent farmout acreage that has since been relinquished. During fiscal 1994, two wells were drilled and, in fiscal 1995, an additional 14 wells were drilled, all within the Group's original ATP. Fourteen of the wells in the Fairview area have now been completed and are currently being production tested. Most have been produced for several months for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property is commercially productive. However, the availability of capital resources may affect the Company's timing for future development of the project and there can be no assurance that the project will be developed as presently contemplated. The Company's interest bears 30% of capital costs and 28.125% of operating expenses, and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%. In August 1995, the operator of this property, Tri-Star Petroleum Company ("Tri-Star"), initiated litigation against the Company and one other participant alleging that the two parties have forfeited their interest in the project except for their interest in existing wells. The Company has filed its original answer and counterclaim denying the allegations and seeking declaratory judgment with respect to several issues and injunctive relief prohibiting the operator from transferring or purporting to transfer the Company's interest in the project to a third party. The Company believes the suit is without merit and is vigorously defending its interest in the project. See Note 8 to the Company's Consolidated Financial Statements.

DOMESTIC

On July 29, 1994, the Company acquired an undivided 87.5% working interest in nonproducing oil and gas leases covering approximately 30,000 acres and has subsequently leased approximately 15,000 additional acres in its Missouri River Project area. Approximately 30% of this area, located in the Williston Basin of Montana, has been evaluated using 3-D seismic technology. The Company's cost of acquiring the acreage and conducting the seismic survey is approximately $1,815,000. Drilling operations are now being planned on two prospects based upon structural anomalies indicated by the seismic survey. The Company is considering conveying a portion of the project to third parties for cash prior to drilling but plans to maintain its present 87.5% if suitable terms are not reached.

PROVED OIL AND GAS RESERVES

Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 1995, 1994 and 1993 is included in Note 10 to the Company's Consolidated Financial Statements. In fiscal 1995, information concerning portions of the Company's estimated proved oil and gas reserves was also provided to the U.S. Department of Energy.

OTHER BUSINESS PROPERTIES

NGL FRACTIONATING PLANT INVESTMENT. On August 19, 1994, the Company entered into an agreement with three other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the "Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company committed to contribute $1,148,000 in cash in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, following certain cost overruns and construction delays, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership. As of September 30, 1995, the Company had invested $1,454,000, which investment had increased to $1,939,000 subsequent to year end. Subsequent to the restructuring, the Company expects to own an interest in the Plant of between 50% and 55% prior to payout and an interest of between 37% and 47% thereafter. The Plant commenced testing operations in November 1995 and is expected to go on full production prior to calendar year end.

ENVIRONMENTAL CLEANUP TECHNOLOGY. The Company paid and charged to expense approximately $40,000, $112,000 and $233,000 in fiscal 1995, 1994 and 1993, respectively, to Texas Tech University ("Texas Tech") and other parties to fund a research project for the further development of a new oil spill cleanup technology. The technology is designed to biodegrade absorbent materials utilized in the containment and cleanup of oil spills and to release absorbed oil to the liquid phase. Additional studies relating to the separation, treatment and recovery of the released oil have been conducted by Texas Tech. The procedure has been performed successfully in a laboratory environment. Management believes that such a process, if proven to be commercial, could be significant in connection with degradation and/or reduction of oil saturated material that must be disposed of in toxic landfills. The Company has the right to acquire exclusive licensing rights to the technology for no additional consideration, subject to a maximum 10% sales royalty to be paid to Texas Tech. While the Company has no further research funding commitments, it has recently incurred a $30,000 commitment in connection with the engagement of an international environmental research firm to identify and evaluate commercial opportunities for this technology.

CHINA JOINT VENTURE. The Company entered into a joint venture agreement with unrelated parties to identify low cost exploration prospects for oil and gas reserves in mainland China through April 30, 1995. The operator has conducted preliminary operations necessary to develop and obtain land information and geological, geophysical and other related data for the purpose of initiating and conducting exploration and development projects. The Company has contributed $38,000 to the joint venture pursuant to a maximum commitment of $102,000 and will have the option to participate for up to 15% of the joint venture's participation in any prospect. Management anticipates that the venture will attempt to prospect for coalbed methane in mainland China, although no projects have been initiated to date and the project is currently dormant.

BAUXITE INTEREST. The Company owns a royalty interest in an undeveloped Australian bauxite property equal to $0.50 per metric ton of bauxite mined subject to certain limitations. No mining operations are anticipated in the foreseeable future, nor does the Company expect to devote substantial attention to this property.

OFFICE FACILITIES. The principal executive offices of the Company are at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202, where it leases approximately 11,000 square feet of office space from an unaffiliated party.

ITEM 3.  LEGAL PROCEEDINGS

Information concerning legal proceedings involving the Company is included in
Note 8 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended September 30, 1995.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock was listed and began trading on the American Stock Exchange on April 16, 1992. Prior to that time, the stock traded in the Over-The-Counter Market on the Nasdaq System. As of December 1, 1995, there were approximately 3,000 holders of record of the Company's common stock.
The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

                           FISCAL              FISCAL
     QUARTER ENDED          1995                1994
     -------------     ------------        ------------
                        High    Low         High    Low
                        ----    ---         ----    ---
     December 31       $4.19  $2.44        $7.13  $2.50
     March 31          $7.13  $3.38        $3.38  $2.25
     June 30           $7.63  $4.81        $2.88  $2.13
     September 30      $5.75  $4.06        $4.06  $2.63

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company's bank credit facility was amended during fiscal 1994 to provide that dividends may not be paid by the Company without the prior approval of the bank. The Company intends to retain its earnings to provide funds for operations and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data (in thousands, except per share data) for each of the years in the five-year period ended September 30, 1995 is as follows:


                               1995     1994          1993     1992         1991
                             -------   -------      -------   -------      -------
Revenues from continuing
 operations                  $11,837   $13,884      $ 9,499   $ 7,553      $ 7,155
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------

Income (loss) from:
  Continuing operations      $(1,284)  $(1,638)(1)  $ 1,308   $ 1,402      $ 1,146
  Discontinued operations          -      (214)         675     8,269(3)      (608)
  Extraordinary items(4)           -         -          881     4,973          361
  Cumulative effect of
   accounting change               -     3,000 (2)        -         -            -

                             -------   -------      -------   -------      -------
  Net income (loss)          $(1,284)  $ 1,148      $ 2,864   $14,644      $   899
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------
Primary income (loss) per
 common share:
  Continuing operations      $  (.11)  $  (.15)     $   .13   $   .15      $   .13
  Discontinued operations          -      (.02)         .07       .90         (.07)
  Extraordinary items              -         -          .09       .54          .04
  Cumulative effect of
   accounting change               -       .27            -         -            -
                             -------   -------      -------   -------      -------
  Net income (loss)          $  (.11)  $   .10      $   .29   $  1.59      $   .10
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------
Weighted average shares
  outstanding                 11,190    11,311        9,982     9,228        8,934
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------

Total assets                 $47,044   $48,253      $48,862   $23,000      $15,316
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------
Total long-term debt         $15,746   $15,746      $17,696   $ 4,189      $11,585
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------
Working capital              $ 5,455   $ 4,965      $ 4,081   $ 7,854      $ 2,840
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------
Working capital provided
  by operations              $ 3,917   $ 5,097      $ 5,050   $16,378      $ 2,449
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------
Stockholders' equity         $29,818   $31,031      $29,678   $17,623      $ 2,923
                             -------   -------      -------   -------      -------
                             -------   -------      -------   -------      -------

(1)   Includes $2,021 write-down of oil and gas properties.
(2)   Change in method of accounting for income taxes.
(3) Includes gain on settlement of litigation of $14,800, offset by income tax expense of $4,952 and other expenses.
(4) Amounts for fiscal 1993, 1992 and 1991 represent tax benefit of net operating loss carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the past two fiscal years, the Company's primary focus has shifted from the acquisition of producing oil and gas properties to exploratory and development drilling activities. Producing property acquisitions, which totaled approximately $26.6 million during fiscal 1993, decreased to $323,000 and $207,000 in fiscal years 1994 and 1995, respectively. This decrease in acquisition activity can be attributed to the following: a decrease in the availability of producing properties offered for sale in the Company's target size and price range; the Company's limited capital resources and borrowing capacity; and the Company's commencement of significant exploratory activities discussed below. Producing property acquisitions were financed through cash on hand, the sale of common stock (see below and Note 6 to the Company's Consolidated Financial Statements) and bank financing. From September 30, 1992 to September 30, 1993, long-term debt increased from $4,189,000 to $17,696,000, representing bank borrowing used to partially finance producing property acquisitions. After $1,950,000 in principal reductions in fiscal 1994, the bank loan balance has remained at $15,746,000 through September 30, 1995, as the Company's available cash and cash flow have been utilized primarily for capital expenditures.

Proved oil and gas reserves decreased from 3,685,000 barrels and 15.6 Bcf, respectively, as of September 30, 1994 to 3,419,000 barrels and 13.1 Bcf, respectively, as of September 30, 1995. Total discounted future net revenues decreased from $29,021,000 as of September 30, 1994 (using prices as of that date) to $24,200,000 as of September 30, 1995. A significant portion of the decrease in reserve volumes is attributable to two separate sales of producing properties. See Note 3 to the Company's Consolidated Financial Statements. Additionally, proved developed producing reserves decreased as a result of normal production without replacement of reserves. The decrease in discounted future net revenues was likewise attributable to these volume decreases as well as lower oil prices at September 30, 1995, compared to September 30, 1994. See Note 10 to the Company's Consolidated Financial Statements.

The Company's domestic development activity during fiscal 1995 continued to be directed primarily toward the exploitation of properties previously acquired. The Company has established additional proved reserves through both recompletions in different formations in existing wellbores and the drilling of additional wells. Management believes that further reserve additions may result from such ongoing activity.

The Company's increasing investment in exploration projects during fiscal 1995 was directed primarily to the following:

     DOMESTIC EXPLORATION. During fiscal 1995, the Company acquired an 87.5% undivided interest in an additional 9,000 acres in its Missouri River Project area in the Williston Basin of Montana. A 3-D seismic survey was conducted over approximately 30% of the area, resulting in the identification of several drillable prospects. The Company has permitted and staked well locations to test two of the prospects and is currently seeking to involve third parties to participate in the drilling after payment to the Company of an initial cash purchase price. If a suitable agreement is not reached with a third party, the Company intends to begin drilling operations with its existing 87.5% interest. As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000.

     INTERNATIONAL EXPLORATION. In April 1992, the Company acquired a 30% nonoperating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company's interest bears 30% of capital costs and 28.125% of operating expenses, and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%. The joint venture conducting the project (the "Group") owns an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. Drilling operations commenced in November 1993 when one noncommercial well was drilled on adjacent farmout acreage that has since been relinquished. During fiscal 1994, two wells were drilled, and in fiscal 1995, an additional 14 wells were drilled within the Group's original ATP. Fourteen of the wells located in the core Fairview area of the southern portion of the ATP have been completed and are being production tested. Most have been produced for several months for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property is commercially productive. The availability of capital resources may affect the Company's timing for future development of the project, and there can be no assurance that the project will be developed as presently contemplated. The Group has applied for petroleum leases covering approximately 167,000 acres. The balance of acreage included within the ATP is subject to contraction or relinquishment on certain dates in the future should the Queensland Minister of Mines deem that insufficient exploration activity has occurred. The Group intends to request extensions of any contraction of the ATP based upon the significant level of investment and activity conducted in the past two years and that planned for the future. The next scheduled contraction date is November 1, 1996. In August 1995, the operator of this property initiated litigation against the Company and one other participant alleging that the two parties have forfeited their interest in the project except for their interest in existing wells by failing to notify the operator of their participation in, and make payment for, certain seismic operations. The Company believes the suit is without merit and is vigorously defending its interest in the project. See Note 8 to the Company's Consolidated Financial Statements.
     As of September 30, 1995, the Company's investment in the project totaled approximately $5,125,000.

On August 19, 1994, the Company entered into an agreement with three other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the
"Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company committed to contribute $1,148,000 in cash, in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, following certain cost overruns and construction delays, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership. As of September 30, 1995, the Company had invested $1,454,000, which investment increased to $1,939,000 subsequent to year end. Subsequent to the restructuring, the Company expects to own an interest in the plant of between 50% and 55% prior to payout and an interest of between 37% and 47% thereafter. The plant commenced testing operations in November 1995 and is expected to go on full production prior to calendar year end.

The Company paid and charged to expense approximately $40,000, $112,000 and $233,000 in fiscal 1995, 1994 and 1993, respectively, to Texas Tech University ("Texas Tech") and other parties to fund a research project for the further development of a new oil spill cleanup technology. The technology is designed to biodegrade absorbent materials utilized in the containment and cleanup of oil spills and to release absorbed oil to the liquid phase. Additional studies relating to the separation, treatment and recovery of the released oil have been conducted by Texas Tech. The procedure has been performed successfully in a laboratory environment. Management believes that such a process, if proven to be commercial, could be significant in connection with degradation and/or reduction of oil saturated material that must be disposed of in toxic landfills. The Company has the right to acquire exclusive licensing rights to the technology for no additional consideration, subject to a maximum 10% sales royalty to be paid to Texas Tech. While the Company has no further research funding commitments, it has recently incurred a $30,000 commitment in connection with the engagement of an international environmental research firm to identify and evaluate commercial opportunities for this technology. Patent applications have been submitted and are currently pending.

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 established accounting standards for the impairment of long-lived assets to be held or disposed of. Although the Statement does not apply to oil and gas properties under the full cost method of accounting, it applies to other assets of the Company. Adoption is required for the Company's first quarter of fiscal 1997. The effects of adoption, if any, are unknown at this time.

LIQUIDITY AND CAPITAL RESOURCES

For the three years ended September 30, 1995, 1994 and 1993, cash flows from operating activities were $5,158,000, $4,392,000 and $4,198,000, respectively. In fiscal 1993, the Company expended $31,724,000 for property acquisitions and other minor capital items. Bank borrowings of $15,650,000 were used to partially finance these acquisitions along with a common stock offering which netted proceeds of $9,191,000. During fiscal 1994, proceeds from the sale of noncore oil and gas properties totaled $1,725,000. Capital expenditures totaled $4,208,000, of which $646,000 was attributable to the Company's Australia coalbed methane exploration project and $1,008,000 was attributable to the Company's Williston Basin 3-D seismic project. The balance was expended primarily on various development drilling activities and minor producing property acquisitions. The Company expended $1,950,000 in repayment of bank debt and $71,000 for the repurchase of its common stock on the open market. See Note 6 to the Company's Consolidated Financial Statements. During fiscal 1995, the Company sold producing oil and gas properties in two separate transactions generating net cash sales proceeds of approximately $5,100,000. These funds in combination with cash flows from operations were primarily utilized to fund capital expenditures of approximately $7,253,000. Of this total, $4,312,000 was expended on the Company's Australia coalbed methane project, $807,000 on the Williston Basin 3-D seismic project and $1,138,000 was invested in the Alabama gas fractionating plant, with the balance attributable primarily to development drilling.

As of September 30, 1995, the Company had cash and temporary investments totaling $4,193,000 and total long-term debt of $15,746,000. The Company's current cash position coupled with current monthly operating cash flows will be utilized to fund current oil and gas exploration and development activities in the near term. The Company is also discussing with third parties the possibility of obtaining additional financing through corporate and/or project level financing.

The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest is payable at either the bank's Base Rate or London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At September 30, 1995, the weighted average interest rate for amounts under the revolver was 7.66%. The agreement provides for a $10,000,000 fixed rate loan at 5.92%, with interest payable monthly and principal due in full on September 30, 1996. The bank and the Company have agreed that upon maturity of the fixed rate loan, it will convert to a revolving loan pursuant to the current terms of the revolver. The total outstanding loan balance at September 30, 1995 was $15,746,000; $10,000,000 under the fixed rate loan and $5,746,000 under the LIBOR/Base Rate loan. Upon the expiration of the revolver, the loan converts to a four-year term loan on April 5, 1997. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may not agree with the Company's assumptions. At September 30, 1995, the borrowing base remained at $16,400,000, but was being reviewed by the bank; it is expected by management to be reset at approximately $16,000,000 in January 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either (i) make a cash payment to the bank equal to or greater than such excess or (ii) provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the nominated borrowing base. During fiscal 1995, the Company and the bank entered into an amendment to the credit facility which extended the conversion of the revolving loan to a term loan from April 5, 1996 to April 5, 1997. A fiscal 1994 amendment added a provision which does not allow the Company to pay dividends without the prior approval of the bank.

Although adverse events such as product price decreases would negatively impact cash flows, the Company typically uses hedging techniques to reduce the effects of such risk. As of September 30, 1995, all hedging agreements in place during fiscal 1995 expired. Subsequent to September 30, 1995, the Company hedged, under two swap agreements, 10,000 barrels per month (approximately 25%) of its oil production volumes from December 1, 1995 through September 30, 1996 at an average floor price of $16.15 per barrel. These hedging agreements allow the Company upside participation percentages of 50% of price increases above the floor level. These hedge prices are as quoted on the New York Mercantile Exchange ("NYMEX"). During fiscal 1995, the Company hedged an average of 14,167 barrels (approximately 30%) of its oil production. The Company's actual price received at the wellhead during fiscal 1995 averaged approximately $2.53 per barrel below NYMEX prices. None of the Company's gas production was hedged during fiscal 1995 or as of September 30, 1995. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 1995, 1994 and 1993 were $(183,000), $182,000 and $(14,000), respectively.

Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to September 30, 1995 could cause a significant reduction in cash flows available for exploratory and development drilling and bank debt service and could negatively impact the Company's efforts to secure new financing sources.

During fiscal 1996, the Company intends to focus its efforts primarily on its major domestic and international exploration projects previously discussed. Due to the minimal remaining unused bank borrowing capacity, the Company will attempt to establish additional oil and gas reserves in its exploration projects, thereby increasing borrowing capacity. The Company may also generate cash flow from its Montana 3-D seismic project prior to drilling by conveying a portion of its interest to a third party. By utilizing a portion of projected fiscal 1996 cash flows and possibly project financing for further drilling on the Comet Ridge coalbed methane project, the Company hopes to establish proved gas reserves and additional cash flow from the Australia project as well. In addition to these sources of capital, the Company may seek to raise capital through new equity and/or debt offerings.

The Company does not expect to pay significant federal income tax in the near term due to its net operating loss ("NOL") carryforwards. The utilization of these carryforwards reduces the Company's effective federal tax rate from approximately 35% to approximately 2%. The carryforwards total approximately $43,619,000 as of September 30, 1995 and expire over the period from fiscal 1998 through fiscal 2009. These carryforwards would be subjected to a significant annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. The Company adopted SFAS 109 in the first quarter of fiscal 1994, effective retroactive to October 1, 1993. Because of the Company's significant NOL and other carryforwards, the Company recorded a deferred tax asset for the carryforwards under SFAS 109. Since the Company's profitability is not assured, the deferred tax asset was reduced by a valuation allowance. After valuation, the net deferred tax asset recorded on the October 1, 1993 balance sheet was $3,000,000. This amount was reflected in net income as the cumulative effect of the change in method of accounting for income taxes.
The realization of the asset will have the effect of reducing future earnings through a charge in lieu of income taxes. During fiscal 1994, the Company recognized a net benefit of $191,000 due to adjustments to the net deferred tax asset. Fiscal 1995 results include neither a deferred income tax expense nor benefit. The Company will continue to review income trends and projected NOL carryforwards utilizations in order to refine the calculation of the net amount of the deferred tax asset to be recorded under SFAS 109.

The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow and bank financing will have to be supplemented with project financing and/or additional corporate debt or equity offerings. The Company presently anticipates using cash on hand, existing cash flows, additional bank financing and any additional external financing to pursue both its domestic and international exploratory projects, to possibly purchase additional producing oil and gas properties, and to maintain a modest level of developmental drilling.

The Company does not believe that inflation has had a material adverse effect on its operations during the last three years.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994

The Company reported a net loss of $1,284,000 in fiscal 1995 versus net income of $1,148,000 in fiscal 1994. If the effects of a change in method of accounting, discontinued operations, and a writedown of the book value of oil and gas properties were excluded from fiscal 1994 numbers, the Company would have reported net income of $383,000. Following are detailed comparisons of the components of the respective periods.

Operating revenues decreased $2,047,000, or 15%, to $11,837,000 in fiscal 1995 from $13,884,000 in fiscal 1994. Oil volumes decreased 13% to 565,000 barrels in fiscal 1995 from 646,000 barrels in fiscal 1994, resulting in a $1,191,000 revenue decrease. Gas volumes decreased 18% to 2,061,000 Mcf in fiscal 1995 from 2,500,000 Mcf in fiscal 1994, resulting in a $724,000 revenue decrease. These volume decreases are attributable to both the sale of producing properties and to natural declines in oil and gas production rates. Average oil prices increased 5% to $15.43 in fiscal 1995 from $14.70 in fiscal 1994, resulting in a revenue increase of $412,000. Average gas prices decreased 13% to $1.43 in fiscal 1995 from $1.65 in fiscal 1994, resulting in a $453,000 revenue decrease. Changes in other revenues accounted for an additional $91,000 decrease in total revenues.

Operating expenses decreased $425,000, or 7%, to $5,836,000 in fiscal 1995 from $6,261,000 in fiscal 1994. The decrease was primarily attributable to sales of producing properties. The Company's average lifting cost per equivalent barrel produced, however, increased 8% to $6.14 in fiscal 1995 from $5.70 in fiscal 1994. This increase was attributable primarily to declining production rates and maintenance work performed on mature properties.

Costs and expenses for fiscal 1994 included a write-down of the book value of the Company's oil and gas properties pursuant to full cost ceiling test rules. No write-down was required for fiscal 1995 since the ceiling test value as of September 30, 1995 exceeded the book value. See Note 3 to the Company's Consolidated Financial Statements.

General and administrative expenses remained relatively flat, decreasing $21,000, or 2%, to $1,297,000 in fiscal 1995 from $1,318,000 in fiscal 1994.

Depreciation, depletion and amortization ("DD&A") expense increased $75,000, or 1%, to $5,197,000 in fiscal 1995 from $5,122,000 in fiscal 1994, primarily due to an increase in the rate per equivalent barrel. The DD&A rate per equivalent barrel increased due to the calculation of fiscal 1995 reserves using a lower oil price than that used for fiscal 1994 reserves, thus decreasing economically recoverable reserves, and to the significant reduction in proved reserves as of September 30, 1994.

Interest expense remained virtually unchanged with a decrease of only $1,000 to $976,000 in fiscal 1995 from $977,000 in fiscal 1994. When capitalized interest is included, interest expense increased by $79,000. The increase is primarily attributable to general increases in interest rates. See Note 5 to the Company's Consolidated Financial Statements.

During fiscal 1995, research and development expenses incurred by the Company pursuant to its agreement with Texas Tech University decreased $72,000 to $40,000 from $112,000 in fiscal 1994 because the Company fulfilled its contractual funding commitment during the fourth quarter of fiscal 1994. Expenditures incurred since such fulfillment have been voluntary and of lesser amounts.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1994 AND 1993

The Company reported net income of $1,148,000 in fiscal 1994 versus net income of $2,864,000 in fiscal 1993. The decrease was primarily due to a write-down of oil and gas properties and increased DD&A in fiscal 1994, offset by a $3,000,000 favorable adjustment due to a change in accounting for income taxes. Following are detailed comparisons of the components of the respective periods.

Operating revenues increased $4,385,000, or 46%, to $13,884,000 in fiscal 1994 from $9,499,000 in fiscal 1993. Oil volumes increased 70% to 646,000 barrels in fiscal 1994 from 379,000 barrels in fiscal 1993, resulting in a $4,705,000 revenue increase. Gas volumes increased 83% to 2,500,000 Mcf in fiscal 1994 from 1,367,000 Mcf in fiscal 1993, resulting in a $2,051,000 revenue increase. The volume increases are attributable to acquisitions of producing properties in September 1993. Average oil prices decreased 17% to $14.70 in fiscal 1994 from $17.62 in fiscal 1993, resulting in a revenue decrease of $1,886,000. Average gas prices decreased 9% to $1.65 in fiscal 1994 from $1.81 in fiscal 1993, resulting in a $400,000 revenue decrease. Changes in other revenues accounted for an additional $85,000 decrease in total revenues.

Operating expenses increased $2,347,000, or 60%, to $6,261,000 in fiscal 1994 from $3,914,000 in fiscal 1993. The increase was primarily attributable to the acquisition of oil and gas properties. The Company's average lifting cost did, however, decrease 9% to $5.70 in fiscal 1994 from $6.28 in fiscal 1993. This decrease was attributable primarily to the acquisition in late fiscal 1993 of properties with lower lifting costs and remedial work performed on these properties in fiscal 1993.

General and administrative expenses increased $199,000, or 18%, to $1,318,000 in fiscal 1994 from $1,119,000 in fiscal 1993. This increase is due primarily to increased payroll costs. As the Company experienced growth and improved financial condition, salaries and benefits were increased to levels comparable with peer companies and additional employees were hired.

DD&A expense increased $3,006,000, or 142%, to $5,122,000 in fiscal 1994 from $2,116,000 in fiscal 1993, primarily due to increased production rates and an increased depletion rate per equivalent barrel. The depletion rate per equivalent barrel increased due to the acquisition of properties late in fiscal 1993 at a cost per equivalent barrel in excess of the prior year's depletion rate, a significant decrease in proved undeveloped and proved developed nonproducing reserves as of September 30, 1994, and the calculation of fiscal 1994 reserves using lower oil and gas prices than those used for fiscal 1993 reserves, thus decreasing economically recoverable reserves.

Fiscal 1994 costs and expenses increased by $2,021,000 compared to fiscal 1993 due to the Company's write-down of the book value of its oil and gas properties pursuant to full cost ceiling test rules. See Note 3 to the Company's Consolidated Financial Statements.

Interest expense increased $715,000, or 273%, to $977,000 in fiscal 1994 from $262,000 in fiscal 1993. Such increase is primarily attributable to increased bank debt incurred in connection with the acquisition of producing oil and gas properties and, to a lesser extent, increases in interest rates.

During fiscal 1994, research and development expenses incurred by the Company pursuant to its agreement with Texas Tech decreased $121,000 to $112,000 from $233,000 in fiscal 1993 because the Company reached its funding commitment during the fourth quarter of fiscal 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and supplementary financial data follow page 22 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                 PART III

The Company hereby undertakes on or before 120 days after September 30, 1995 to file with the Commission a Definitive Proxy Statement pursuant to Regulation 14A with respect to the Company's Annual Meeting of Shareholders, which Proxy Statement will contain the information required by Part III. Such information is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)  The following documents are filed as a part of the report:

     For a list of financial statements and financial statement schedules, see "Index to Consolidated Financial Statements" which is part of the Financial Statements and Supplementary Data which follow page 22 and is incorporated herein by reference.

(b) During the last quarter of the Company's fiscal year ended September 30, 1995, the Company filed the following report on Form 8-K:

          Form 8-K dated August 11, 1995 incorporating by reference a Press Release dated August 14, 1995 announcing third quarter and nine month results and a declaratory judgment action initiated against Tipperary Oil & Gas Corporation and another party by the operator of the Comet Ridge project in Queensland, Australia.

(c)  Exhibits:

     For a list of exhibits, see "Exhibits" which follows page 19 and is incorporated herein by reference.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TIPPERARY CORPORATION


Date December 15, 1995              By    /s/ Carter G. Mathies
                                       ----------------------------------
                                       Carter G. Mathies, President,
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carter G. Mathies         President, Chief Executive Officer           December 15, 1995
---------------------         and Chairman of the Board of Directors
Carter G. Mathies



/s/ David L. Bradshaw         Vice President, Chief Operating              December 15, 1995
---------------------         Officer, Chief Financial Officer
David L. Bradshaw             and Director


/s/ Wayne W. Kahmeyer         Controller and Principal Accounting          December 15, 1995
---------------------         Officer
Wayne W. Kahmeyer



/s/ Eugene I. Davis           Director                                     December 15, 1995
---------------------
Eugene I. Davis



/s/ Anthony F. Kramer         Director                                     December 15, 1995
---------------------
Anthony F. Kramer



/s/ Marshall D. Lees          Director                                     December 15, 1995
---------------------
Marshall D. Lees



/s/ James A. McAuley          Director                                     December 15, 1995
---------------------
James A. McAuley


                                  EXHIBITS

NUMBER   DESCRIPTION
------   -----------
3.9      Restated Articles of Incorporation of Tipperary Corporation adopted
         May 6, 1993, filed as Exhibit 3.9 to Amendment No. 1 to Registration
         Statement on Form S-1 filed with the Commission on June 29, 1993, and incorporated herein by reference.

3.10     Restated Corporate Bylaws of Tipperary Corporation adopted June 28,
         1993, filed as Exhibit 3.10 to Amendment No. 1 to Registration
         Statement on Form S-1 filed with the Commission on June 29, 1993, and incorporated herein by reference.

4.37 Second Amendment to Credit Agreement dated September 27, 1991 by and between Tipperary Petroleum Company and Central Bank, National
         Association, formerly Central Bank of Denver, National Association, filed as Exhibit 4.37 to Form 10-K dated September 30, 1991, and incorporated herein by reference.

4.39 Revolving Credit and Term Loan Agreement dated March 30, 1992 by and between Central Bank, N.A. and Tipperary Petroleum Company, Tipperary
         Corporation and Tipperary Oil & Gas Corporation, filed as Exhibit 4.39 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.40     Third Amended and Restated Mortgage, Deed of Trust, Assignment of
         Proceeds, Security Agreement and Financing Statement from Tipperary
         Petroleum Company and Tipperary Oil and Gas Corporation to Central
         Bank, N.A. dated March 30, 1992, filed as Exhibit 4.40 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.41 Revolving Note dated March 30, 1992 in the amount of $40,000,000 between Tipperary Petroleum Company, Tipperary Corporation and
         Tipperary Oil and Gas Corporation (makers) and Central Bank, N.A., filed as Exhibit 4.41 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.42     Term Note dated March 30, 1992 in the amount of $40,000,000 between
         Tipperary Petroleum Company, Tipperary Corporation and Tipperary Oil and Gas Corporation (makers) and Central Bank, N.A., filed as Exhibit
         4.42 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.43     Amendment of Revolving Credit and Term Loan Agreement dated September
         30, 1993 between Tipperary Corporation, Tipperary Oil & Gas Corporation and Colorado National Bank, filed as Exhibit 4.43 to Form 10-K dated
         September 30, 1993, and incorporated herein by reference.

4.44     Second Amendment of Revolving Credit and Term Loan Agreement dated
         March 31, 1994 by and among Colorado National Bank f/k/a/ Central Bank,
         N.A., Tipperary Corporation and Tipperary Oil & Gas Corporation, filed as Exhibit 4.44 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

4.45     Negative Pledge Agreement dated March 31, 1994 by and among Colorado
         National Bank, Tipperary Corporation and Tipperary Oil & Gas
         Corporation, filed as Exhibit 4.45 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

4.46     Third Amendment of Revolving Credit and Term Loan Agreement dated March
         31, 1995 by and among Colorado National Bank f/k/a Central Bank, N.A.,
         Tipperary Corporation and Tipperary Oil & Gas Corporation filed as
         Exhibit 4.46 to Form 10-Q dated March 31, 1995 and incorporated herein by reference.

10.9     Employment Agreement dated October 1, 1990 between Registrant and
         Carter G. Mathies, filed as Exhibit 10.9 to Form 10-K dated September
         30, 1990, and incorporated herein by reference.

10.10    Employment Agreement dated October 1, 1990 between Registrant and
         David L. Bradshaw, filed as Exhibit 10.10 to Form 10-K dated
         September 30, 1990, and incorporated herein by reference.

                                  EXHIBITS

NUMBER   DESCRIPTION
------   -----------
10.13    Warrant to purchase the Registrant's common stock dated October 29,
         1990 issued to James A. McAuley, filed as Exhibit 10.13 to Form 10-K dated September 30, 1990, and incorporated herein by reference.

10.19    Purchase and Sale Agreement dated February 29, 1992 by and between
         Geodyne Production Company and Tipperary Oil and Gas Corporation, filed as Exhibit 10.19 to Form 8-K dated March 12, 1992, and incorporated herein by reference.

10.20    Unit Operating Agreement dated March 1, 1977 effecting the Point
         Thomson Unit Area, Alaska, filed as Exhibit 10.20 to Form 8 dated
         August 12, 1992, and incorporated herein by reference.

10.21    Amendment to Point Thomson Unit Area Operating Agreement dated June
         9, 1977, filed as Exhibit 10.21 to Form 8 dated August 12, 1992, and incorporated herein by reference.

10.22    Amendment to Point Thomson Unit Area Operating Agreement dated
         February 16, 1982, filed as Exhibit 10.22 to Form 8 dated August 12,
         1992, and incorporated herein by reference.

10.23 Competitive Oil and Gas lease dated April 1, 1990 by and between the State of Alaska and Tipperary Land and Exploration Corporation, effecting the Point Thomson Unit, Alaska, filed as Exhibit 10.19 to
         Form 8 dated August 12, 1992, and incorporated herein by reference.

10.24    Amendment dated October 1, 1992 to Employment Agreement dated
         October 1, 1990 between Registrant and Carter G. Mathies, filed as
         Exhibit 10.24 to Form 10-K dated September 30, 1992, and incorporated herein by reference.

10.25    Amendment dated October 1, 1992 to Employment Agreement dated
         October 1, 1990 between Registrant and David L. Bradshaw, filed as
         Exhibit 10.25 to Form 10-K dated September 30, 1992, and incorporated herein by reference.

10.26    Purchase and Sale Agreement dated December 29, 1992 with Horizon
         Natural Gas Company, filed as Exhibit 10.26 to Form 8-K dated
         December 29, 1992, and incorporated herein by reference.

10.27    Letter Agreement with BWAB Incorporated regarding Project
         Participation, filed as Exhibit 10.27 to Form 8-K dated December 29,
         1992, and incorporated herein by reference.

10.28 Letter dated February 25, 1993 by Diamond Energy Operating Company exercising the Purchase Option, filed as Exhibit 10.28 to Form 8 dated
         March 5, 1993, and incorporated herein by reference.

10.29    Purchase and Sale Agreement dated April 15, 1993 with Universal
         Resources Corporation, filed as Exhibit 10.26 to the initial
         Registration Statement on Form S-1, filed with the Commission on June 4, 1993, and incorporated herein by reference.

10.30    Purchase and Sale Agreement dated May 4, 1993 with Flahive Oil & Gas
         LLC, filed as Exhibit 10.27 to the initial Registration Statement on Form S-1 filed with the Commission on June 4, 1993, and incorporated herein by reference.

10.31    Purchase and Sale Agreement dated July 30, 1993 with Whiting
         Petroleum Corporation, filed as Exhibit 10.29 to Form 8-K dated
         July 30, 1993, and incorporated herein by reference.

10.32    Purchase and Sale Agreement effective July 1, 1993 with Amax Oil &
         Gas, Inc., filed as Exhibit 10.30 to Form 8-K dated September 30, 1993, and incorporated herein by reference.

                                  EXHIBITS

NUMBER   DESCRIPTION
------   -----------
10.33    Underwriter's Warrant dated July 8, 1993 between the Registrant and
         Hanifen, Imhoff Inc., filed as Exhibit 1.5 to Amendment No. 1 to
         Registration Statement on Form S-1 filed with the Commission on
         June 29, 1993, and incorporated herein by reference.

10.34 Custody Agreement - Selling Stockholders dated June 3, 1993 between the Registrant, Double-Double Partners II, SDK Incorporated, James A.
         McAuley, Carter G. Mathies, David L. Bradshaw and Society National
         Bank, filed as Exhibit 1.6 to the initial Registration Statement on Form S-1 filed with the Commission on June 4, 1993, and incorporated herein by reference.

10.35    Warrant to Purchase the Registrant's common stock dated April 26,
         1994, issued to Carter G. Mathies, filed as Exhibit 10.35 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

10.36    Warrant to Purchase the Registrant's common stock dated April 26,
         1994, issued to Eugene I. Davis, filed as Exhibit 10.36 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

10.37    United States Exploration, Inc. 1994 Series A Convertible Preferred
         Stock and 1994 Series B Convertible Preferred Stock Purchase Agreement by United States Exploration, Inc. and Tipperary Corporation, dated
         July 18, 1994 and Exhibits filed as Exhibit 10.37 to Form 10-Q dated
         June 30, 1994, and incorporated herein by reference.

10.38    Operating Agreement of Frisco City Fractionating, L.L.C. dated
         August 19, 1994 among Flahive Oil & Gas LLC, O'Neal Resources
         Corporation, Gunsmoke Gas Processing Company, Tipperary Corporation and Milmac Operating Company filed as Exhibit 10.38 to Form 10-K dated
         December 14, 1994, and incorporated herein by reference.

10.39    Amended Warrant to Purchase the Registrant's common stock dated
         February 1, 1995, issued to James A. McAuley filed as Exhibit 10.39 to
         Form 10-Q dated March 31, 1995, and incorporated herein by reference.

11.1     Calculation of per share earnings, filed herewith.

21.1     List of subsidiaries filed as Exhibit 21.1 to Form 10-K dated December
         14, 1994, and incorporated herein by reference.

27       Financial Data Schedule, filed herewith.

                  TIPPERARY CORPORATION AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                       F-2

Consolidated Balance Sheet
     September 30, 1995 and 1994                                        F-3

Consolidated Statement of Operations
     Years ended September 30, 1995, 1994 and 1993                      F-4

Consolidated Statement of Stockholders' Equity
     Years ended September 30, 1995, 1994 and 1993                      F-6

Consolidated Statement of Cash Flows
     Years ended September 30, 1995, 1994 and 1993                      F-7

Notes to Consolidated Financial Statements                              F-9


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tipperary Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Denver, Colorado
December 15, 1995

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1995 AND 1994
                               (IN THOUSANDS)

ASSETS                                                               1995           1994
                                                                   --------       --------
Current assets:
  Cash and cash equivalents                                        $  4,193       $  2,308
  Receivables                                                         2,355          3,339
  Inventory                                                             190            190
  Current portion of deferred income taxes, net                          21            209
  Other current assets                                                  176            388
                                                                   --------       --------
     Total current assets                                             6,935          6,434
                                                                   --------       --------
Property, plant and equipment, at cost:
  Oil and gas properties, full cost method                          113,188        111,203
  Other property and equipment                                        1,998          1,788
                                                                   --------       --------
                                                                    115,186        112,991

Less accumulated depreciation, depletion and amortization           (81,527)       (76,369)
                                                                   --------       --------
  Property, plant and equipment, net                                 33,659         36,622
                                                                   --------       --------

Noncurrent portion of deferred income taxes, net                      3,170          2,982
Investment in preferred stock                                         1,770          1,770
Investment in NGL fractionating plant                                 1,454            316
Other noncurrent assets                                                  56            129
                                                                   --------       --------
                                                                   $ 47,044       $ 48,253
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $      -       $      -
  Accounts payable                                                      775            675
  Accrued liabilities                                                   194            219
  Income taxes payable                                                   42              -
  Royalties payable                                                     212            288
  Production taxes payable                                              257            287
                                                                   --------       --------
     Total current liabilities                                        1,480          1,469
                                                                   --------       --------

Long-term debt                                                       15,746         15,746
Deferred lease obligation                                                 -              7
Commitments and contingencies (Note 8)

Stockholders' equity
  Common stock; par value $.02; 20,000,000 shares
     authorized; 11,237,404 issued and 11,209,604 outstanding
     in 1995; 11,215,804 issued and 11,188,004 outstanding
     in 1994                                                            225            224
  Capital in excess of par value                                     98,424         98,354
  Accumulated deficit                                               (68,760)       (67,476)
  Treasury stock, at cost; 27,800 shares                                (71)           (71)
                                                                   --------       --------
     Total stockholders' equity                                      29,818         31,031
                                                                   --------       --------
                                                                   $ 47,044       $ 48,253
                                                                   --------       --------
                                                                   --------       --------

            See accompanying notes to consolidated financial statements.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1995        1994       1993
                                                    -------     -------     ------
From continuing operations:
Revenues                                            $11,837     $13,884     $9,499
Costs and expenses:
  Operating                                           5,836       6,261      3,914
  General and administrative                          1,297       1,318      1,119
  Depreciation, depletion and amortization            5,197       5,122      2,116
  Write-down of oil and gas properties                    -       2,021          -
                                                    -------     -------     ------

     Total costs and expenses                        12,330      14,722      7,149
                                                    -------     -------     ------

     Operating income (loss)                           (493)       (838)     2,350
                                                    -------     -------     ------

Other income (expense):
  Interest income                                       160          53        187
  Dividend income                                        89          18          -
  Interest expense                                     (976)       (977)      (262)
  Research and development expense                      (40)       (112)      (233)
                                                    -------     -------     ------

     Total other expense                               (767)     (1,018)      (308)
                                                    -------     -------     ------

Income (loss) from continuing operations
    before income taxes                              (1,260)     (1,856)     2,042
                                                    -------     -------     ------

Current income tax benefit (expense)                    (24)         27       (734)
Deferred income tax benefit                               -         191          -
                                                    -------     -------     ------
Income (loss) from continuing operations             (1,284)     (1,638)     1,308
                                                    -------     -------     ------
From discontinued operations:
  Income (loss) from discontinued gas
      transmission operations, including
      litigation proceeds (expenses) of ($210)
      and $1,081 in 1994 and 1993, respectively,
      net of income tax expense of $0 and $373
      in 1994 and 1993, respectively                     -         (214)       681
  Loss on disposal of gas transmission
      operations, net of income tax benefit of $4        -            -         (6)
                                                    -------     -------     ------

Income (loss) before extraordinary items             (1,284)     (1,852)     1,983
                                                    -------     -------     ------






                                (Continued)

       See accompanying notes to consolidated financial statements.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS - CONTINUED
                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1995         1994        1993
                                               -------      -------      ------
Extraordinary items:
  Loss on extinguishment of debt,
    net of income tax benefit of $26                 -            -         (49)
  Tax benefit of net operating loss
    carryforwards                                    -            -         930
                                               -------      -------      ------
     Total extraordinary items                       -            -         881
                                               -------      -------      ------
Income (loss) before cumulative effect of
  change in method of accounting for
  income taxes                                  (1,284)      (1,852)      2,864

Cumulative effect of change in method of
  accounting for income taxes                        -        3,000           -
                                               -------      -------      ------

Net income (loss)                              $(1,284)     $ 1,148      $2,864
                                               -------      -------      ------
                                               -------      -------      ------

Primary income (loss) per  share:
  From continuing operations                   $  (.11)     $  (.15)     $  .13
  From discontinued operations                 $     -      $  (.02)     $  .07
  From extraordinary items                     $     -      $     -      $  .09
                                               -------      -------      ------
    Income before cumulative effect
     of change in accounting principle            (.11)        (.17)        .29
    Cumulative effect of change in
     accounting principle                            -          .27           -
                                               -------      -------      ------
    Net income (loss)                          $  (.11)     $   .10      $  .29
                                               -------      -------      ------
                                               -------      -------      ------

Weighted average shares outstanding             11,190       11,311       9,982
                                               -------      -------      ------
                                               -------      -------      ------






         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                  (IN THOUSANDS)

                                     COMMON STOCK       CAPITAL IN                   TREASURY STOCK
                                   ----------------     EXCESS OF    ACCUMULATED   ------------------
                                   SHARES    AMOUNT     PAR VALUE      DEFICIT     SHARES      AMOUNT       TOTAL
                                   ------    ------     ---------    ---------     ------      ------     --------
Balance September 30, 1992          8,991    $  180     $ 88,931     $ (71,488)         -      $    -     $ 17,623

 Net income                             -         -            -         2,864          -           -        2,864
 Common stock issuance              2,062        41        9,150             -          -           -        9,191
                                   ------    ------     ---------    ---------     ------      ------     --------

Balance September 30, 1993         11,053       221       98,081       (68,624)         -           -       29,678

 Net income                             -         -            -         1,148          -           -        1,148
 Exercise of stock options and
  warrants                            163         3          266             -          -           -          269
 Acquisition of treasury stock        (28)        -            -             -         28         (71)         (71)
 Tax benefit of non-qualified
  stock option exercise                 -         -            7             -          -           -            7
                                   ------    ------     ---------    ---------     ------      ------     --------

Balance September 30, 1994         11,188       224       98,354       (67,476)        28         (71)      31,031

 Net loss                               -         -            -        (1,284)         -           -       (1,284)
 Exercise of stock options and
  warrants                             22         1           59             -          -           -           60
 Tax benefit of non-qualified
  stock option exercise                 -         -           11             -          -           -           11
                                   ------    ------     ---------    ---------     ------      ------     --------

Balance September 30, 1995         11,210    $  225     $ 98,424     $ (68,760)        28      $  (71)    $ 29,818
                                   ------    ------     ---------    ---------     ------      ------     --------
                                   ------    ------     ---------    ---------     ------      ------     --------







       See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                (IN THOUSANDS)

                                                           1995         1994        1993
                                                        ---------     --------    --------
Cash flows from operating activities:
  Net income                                            $  (1,284)    $  1,148    $  2,864
                                                        ---------     --------    --------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, depletion and amortization               5,197        5,122       2,116
     Amortization of debt discount                              -            -           6
     Income tax effect of stock option exercise                11            7           -
     Loss on extinguishment of debt                             -            -          75
     Deferred income tax benefit                                -         (191)          -
     Cumulative effect of accounting change                     -       (3,000)          -
     Write-down of oil and gas properties                       -        2,021           -
     Deferred lease obligation and other                       (7)         (10)        (11)
  Change in assets and liabilities, net of effects from
  property acquisitions:
     (Increase) decrease in receivables                       984         (587)     (1,118)
     Decrease in oil and gas inventory                          -            -          52
     (Increase) decrease in other current assets              212           71         (12)
     Increase (decrease) in accounts payable,
        accrued liabilities and income taxes payable          117         (507)        251
     Increase (decrease) in royalties payable                 (76)         218          60
     Increase (decrease) in production taxes payable          (30)         287           -
     Other                                                     34         (187)        (85)
                                                        ---------     --------    --------
     Total adjustments                                      6,442        3,244       1,334
                                                        ---------     --------    --------
       Net cash provided by operating activities            5,158        4,392       4,198
                                                        ---------     --------    --------

Cash flows from investing activities:
  Proceeds from sale of assets                              5,058        1,725         105
  Investment in NGL fractionating plant                    (1,138)        (316)          -
  Capital expenditures                                     (7,253)      (3,892)    (31,724)
                                                        ---------     --------    --------
       Net cash used in investing activities               (3,333)      (2,483)    (31,619)
                                                        ---------     --------    --------
Cash flows from financing activities:
  Proceeds from borrowing                                       -            -      15,650
  Principal repayments                                          -       (1,950)     (2,224)
  Proceeds from issuance of stock                              60          269       9,191
  Acquisition of treasury stock                                 -          (71)          -
                                                        ---------     --------    --------
       Net cash provided by (used in) financing
        activities                                             60       (1,752)     22,617
                                                        ---------     --------    --------

Net increase (decrease) in cash and cash equivalents        1,885          157      (4,804)

Cash and cash equivalents at beginning of year              2,308        2,151       6,955
                                                        ---------     --------    --------
Cash and cash equivalents at end of year                  $ 4,193     $  2,308    $  2,151
                                                        ---------     --------    --------
                                                        ---------     --------    --------

                               (Continued)



      See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                              (IN THOUSANDS)

                                                           1995         1994        1993
                                                        ---------     --------    --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $   1,056     $  1,003    $    249
    Income taxes                                        $       -     $     41    $    149
Supplemental disclosure of non-cash investing and
 financing activities:
  Sale of refinery property in exchange for
   preferred stock (see Note 4)                         $       -     $  1,770    $      -




      See accompanying notes to consolidated financial statements.

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                     September 30, 1995, 1994 and 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly owned (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's interest in certain investments is accounted for by the equity method.

PARTNERSHIPS AND OTHER EQUITY INVESTMENTS

The consolidated financial statements include the Company's proportionate share of the assets, liabilities, revenues and expenses of its oil and gas partnership interests and other equity investments.

RECLASSIFICATION

Certain amounts reported herein for fiscal year 1994 have been reclassified to correspond to the fiscal year 1995 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains demand deposit accounts with one bank in Denver, Colorado and invests cash in bank money market accounts and other money market funds which the Company believes have minimal risk of loss.

As an operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchasers is considered minimal, and the Company does not obtain collateral for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights, and the Company considers the risk of loss likewise to be minimal.

FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND SHORT-TERM INVESTMENTS

The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENT IN PREFERRED STOCK

The fair value of the preferred stock in United States Exploration, Inc. ("USXP") is estimated to be the carrying amount, or face amount of the stock. This stock is not a publicly listed security and, therefore, no quoted market prices are available. The convertible preferred stock was acquired on July 18, 1994 in exchange for the Company's Ingleside, Texas refinery property, which had a recorded book value of $1,770,000. See Note 4. The stock was valued based upon the estimated fair market value of the asset exchanged. The preferred stock pays a dividend of 5% per annum in the form of cash or common stock and is convertible into unregistered common stock based on a common conversion price of $2.25 per share. The common stock of USXP is traded on the Nasdaq small cap market under the symbol "USXP."

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

INVENTORY

Inventory is composed of tubular goods and supplies and is valued at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. See Note 3. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

Repairs and maintenance are expensed; renewals and betterments are capitalized. Certain indirect costs, including general and administrative expense have been capitalized to property, plant and equipment.

Interest costs for the construction of certain long term assets and for the investment in significant unproved properties and development projects are capitalized and amortized over the related assets estimated useful life. The Company capitalized $80,000 of interest costs in fiscal 1995.

Upon sale or retirement of property, plant and equipment other than oil and gas properties, the applicable costs and accumulated depreciation are removed from the accounts and gain or loss is recognized.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation and depletion of oil and gas properties is provided using the units-of-production method computed using proved oil and gas reserves.

Depreciation of other property, plant and equipment is provided using the straight-line method computed over estimated useful lives ranging from three to fifteen years.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11, previously followed by the Company, to an asset and liability approach. Previously the Company deferred the tax effects of timing differences between financial reporting and taxable income. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Measurement of current and deferred tax liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not known and therefore no

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

provision is made for this uncertainty. The Company adopted SFAS 109 in the first quarter of fiscal 1994, effective October 1, 1993.

CRUDE OIL AND NATURAL GAS HEDGING

The Company periodically hedges a portion of its crude oil and natural gas production through several methods. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. Subsequent to September 30, 1995, the Company hedged, under two swap agreements, 10,000 barrels per month (approximately 25%) of its oil production from December 1, 1995 through September 30, 1996 at an average floor price of $16.15 per barrel. These hedging agreements allow the Company upside participation percentages of 50% of price increases above the floor level. These hedge prices are as quoted on the New York Mercantile Exchange ("NYMEX"). During fiscal 1995, the Company hedged an average of 14,167 barrels (approximately 30%) of its oil production. The Company's actual price received at the wellhead averaged $2.53 per barrel below NYMEX prices during fiscal 1995. None of the Company's gas production was hedged during fiscal 1995 or is currently hedged for periods subsequent to September 30, 1995. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 1995, 1994 and 1993 were $(183,000), $182,000 and $(14,000), respectively.

RESEARCH AND DEVELOPMENT EXPENSE

During the year ended September 30, 1993, the Company entered into an agreement to provide funding for a research project being conducted at a university. The project involves further development of a technology designed to biodegrade absorbent materials utilized in the containment and cleanup of oil spills and to release absorbed oil to the liquid phase. Costs incurred pursuant to this agreement are expensed as incurred. The Company paid $40,000, $112,000 and $233,000 pursuant to the agreement in fiscal 1995, 1994 and 1993, respectively.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share has been computed based on the weighted average number of common and common equivalent shares outstanding during each of the applicable periods using the treasury stock method. Effect has been given to common stock warrants and options when their effect would be dilutive.

SIGNIFICANT CUSTOMERS

The Company had sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1995 totaling 40%, two unaffiliated oil and gas customers during fiscal 1994 totaling 22% and three unaffiliated oil and gas customers during fiscal 1993 totaling 46%.

NOTE 2 - RELATED PARTY TRANSACTIONS

During fiscal 1993, the Company filed a registration statement with the Securities and Exchange Commission, pursuant to which the Company, Double-Double Partners II ("Double-Double") and two officers sold stock. The Company and Double-Double entered into an agreement to bear expenses of the offering proportionately. As of September 30, 1993, Double-Double owed the Company $103,000 for its share of offering expenses, which sum was paid during fiscal 1994. Double-Double, an investment partnership that was liquidated during fiscal 1995, was a member of a related group owning approximately 41.8% of the Company's common stock as of September 30, 1995.

During fiscal 1994, James A. McAuley, who serves on the Company's Board of Directors, personally acquired an interest in a Utah limited liability company of which the Company is also a member. The limited liability company was formed for the purpose of constructing a natural gas liquids ("NGL") fractionating plant in Alabama. Mr. McAuley negotiated and contracted independently with third parties, as did the Company.

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

NOTE 3 - OIL AND GAS FULL COST POOLS

UNITED STATES

The Company's domestic full cost pool includes costs incurred in domestic property acquisitions and drilling costs. The total book value of the United States full cost pool as of September 30, 1995 was $27,687,000. Included in this total are $1,815,000 of acquisition costs attributable to nonproducing oil and gas leases that have been excluded from depletable costs. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis. Based on September 30, 1994 oil and gas prices, the Company's full cost pool book value exceeded its ceiling test value by $2,021,000. Accordingly, the book value of oil and gas properties was written down by this amount as of September 30, 1994. Based on September 30, 1995 oil and gas prices, the Company's ceiling test value exceeded its full cost pool book value.

At September 30, 1995, using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, proved oil and gas reserves decreased by 266,000 barrels and 2.6 Bcf, respectively, from September 30, 1994 reserves calculated using prices in effect then. The discounted future net revenues decreased from $29,021,000 as of September 30, 1994 (using prices as of that date) to $24,200,000 as of September 30, 1995. The majority of the decrease in reserve volumes is attributable to the sale of producing properties, discussed below, and to normal production without replacement of the reserves. The decrease in discounted future net revenues was attributable to these volume decreases, as well as to a lower oil price at September 30, 1995 compared to September 30, 1994.

The Company sold its interest in certain gas properties and related assets in La Plata County, Colorado for approximately $4,500,000 on May 1, 1995. The Company sold its interest in other oil and gas properties in southern Louisiana for approximately $600,000 on February 24, 1995. The two property sales involved nonoperating working interests and represented approximately 5.4% of the Company's total discounted future net revenues and 486,000 barrels of oil equivalent ("BOE"), or 7.7% of the Company's total proved reserve volumes as of September 30, 1994. Under the full cost method of accounting, no gain or loss was recognized on the property sales; the proceeds were credited to the full cost pool, thereby reducing the book value of the Company's oil and gas properties.

On July 29, 1994, the Company acquired an undivided 87.5% working interest in nonproducing oil and gas leases covering approximately 30,000 acres and has subsequently leased approximately 15,000 additional acres in the same vicinity. A 3-D seismic survey was conducted over approximately 30% of the area, resulting in the identification of several drillable prospects. The Company has permitted and staked well locations to test two of the prospects and is currently considering conveying a portion of the project to third parties for cash prior to drilling. If a suitable agreement is not reached with a third party, the Company intends to begin drilling operations with its existing 87.5% interest. As of September 30, 1995, the Company's investment in the project totaled $1,815,000. This cost has been excluded from depletable costs pending evaluation of the property.

AUSTRALIA

In April 1992, the Company acquired a nonoperating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company's interest bears 30% of capital costs and 28.125% of operating expenses, and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%. The joint venture conducting the project (the "Group") owns an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. Drilling operations commenced in November 1993, when one noncommercial well was drilled on adjacent farmout acreage that has since been relinquished. During fiscal 1994, two wells were drilled and, in fiscal 1995, an additional 14 wells were drilled in the Group's original ATP. Fourteen of the wells located in the core Fairview area have been completed and are being production tested. Most have been produced for several months for the purpose of gathering data relative to gas and water production rates and estimated

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

recoverable gas reserves. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the lack of a sales contract and marketing facilities, the Company believes the property is commercially productive.

The Company's Australia full cost pool includes costs incurred in the original acquisition, drilling and completion costs, seismic and de-watering costs. As of September 30, 1995, the capitalized cost applicable to the Australia full cost pool was $5,125,000. All of the costs are unevaluated and therefore not currently subject to depletion.

CHINA

The Company entered into a joint venture agreement with unrelated parties to identify low cost exploration prospects for oil and gas reserves in mainland China through April 30, 1995. The operator has conducted preliminary operations necessary to develop and obtain land information and geological, geophysical and other related data for the purpose of initiating and conducting exploration and development projects. The Company has contributed $38,000 to the joint venture pursuant to a maximum commitment of $102,000 and will have the option to participate for up to 15% of the joint venture's participation in any prospect. Management anticipates that the venture will attempt to prospect for coalbed methane in mainland China, although no projects have been initiated to date and the project is currently dormant.
As of September 30, 1995, the capitalized and unevaluated cost included in the China full cost pool was $38,000.

NOTE 4 - OTHER INVESTMENTS

On July 18, 1994, the Company transferred its Ingleside, Texas refinery property, with a recorded book value of $1,770,000, to United States Exploration, Inc. ("USXP"), a public company traded on the Nasdaq small cap market under the symbol "USXP", in exchange for $1,770,000 face amount of convertible preferred stock in USXP. The preferred stock consists of two series: 250,000 shares of Series A Convertible Preferred Stock, which may be redeemed in cash at USXP's option prior to a conversion to common stock by the Company; and 104,000 shares of Series B Convertible Preferred Stock, which the Company may elect to convert into common stock of USXP notwithstanding USXP's notification of its intent to redeem the issue for cash. Both series of preferred shares pay a dividend of 5% per annum in the form of cash or common stock of USXP, are nonvoting and are convertible into common stock of USXP based upon a conversion price of $2.25 per share of common stock. In connection with the foregoing transaction, the Company also received the option to satisfy the outstanding debentures of USXP, totaling $700,000 as of September 30, 1994, prior to their conversion into USXP common stock. Subsequent to September 30, 1994, USXP retired $200,000 face amount, leaving $500,000 outstanding. On June 15, 1995, the Company agreed to waive its option to advance funds with respect to the remaining debentures in connection with USXP's acquisition of oil and gas assets, whereby the sellers acquired the debentures.

On August 19, 1994, the Company entered into an agreement with three other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the "Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company committed to contribute $1,148,000 in cash, in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership following certain cost overruns and construction delays. As of September 30, 1995, the Company had invested $1,454,000 which investment had increased to $1,939,000 subsequent to year end. The plant commenced testing operations in November 1995 and is expected to commence full production by calendar year end.

NOTE 5 - LONG-TERM DEBT

The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest is payable at either the bank's Base Rate, or London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At September 30, 1995, the weighted average interest rate for amounts under the revolver was 7.66%. The

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

agreement provides for a $10,000,000 fixed rate loan at 5.92%, with interest payable monthly and principal due in full on September 30, 1996. The bank and the Company have agreed that upon maturity of the fixed rate loan, it will convert to a revolving loan pursuant to the current terms of the revolver. The total outstanding loan balance at September 30, 1995 was $15,746,000; $10,000,000 under the fixed rate loan and $5,746,000 under the LIBOR/Base Rate loan. Upon the expiration of the revolver, the loan converts to a four-year term loan on April 5, 1997. Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may not agree with the Company's assumptions. At September 30, 1995, the borrowing base remained at $16,400,000, but was being reviewed by the bank; it is expected by management to be reset at approximately $16,000,000 in January 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either (i) make a cash payment to the bank equal to or greater than such excess or (ii) provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. The Company is obligated to pay a commitment fee of % per annum on the difference between the average outstanding loan balance and the nominated borrowing base.
During fiscal 1995, the Company and the bank entered into an amendment to the credit facility which extended the conversion of the revolving loan to a term loan from April 5, 1996 to April 5, 1997. A fiscal 1994 amendment added a provision which does not allow the Company to pay dividends without the prior approval of the bank.

Scheduled maturities of long-term debt at September 30, 1995 are as follows: fiscal 1997 - $1,968,000; fiscal 1998 - $3,937,000; fiscal 1999 - $3,937,000;
fiscal 2000 - $3,937,000; thereafter - $1,967,000.

NOTE 6 - STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1995 and 1994 consisted of the following (in thousands, except number of shares):

                                                        1995          1994
                                                      ---------     --------
Preferred stock:
  Cumulative, $1.00 par value. Authorized
   10,000,000 shares; none issued                     $       -     $     -

  Non-cumulative, $1.00 par value. Authorized
   10,000,000 shares; none issued                             -           -

Common stock, $.02 par value. Authorized 20,000,000
 shares; 11,237,404 issued and 11,209,604 outstanding
 as of September 30, 1995; 11,215,804 issued and
 11,188,004 outstanding as of September 30,1994             225         224

Capital in excess of par value                           98,424      98,354

Accumulated deficit                                     (68,760)    (67,476)

Treasury stock, at cost; 27,800 shares                      (71)        (71)
                                                      ---------     --------
    Total stockholders' equity                        $  29,818     $ 31,031
                                                      ---------     --------
                                                      ---------     --------

                  TIPPERARY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

PREFERRED STOCK

The Company's Board of Directors voted to cancel the designation of three series of preferred stock on May 6, 1993. The two classes of preferred stock reflected in the table above remain authorized under the Company's Articles of Incorporation.

COMMON STOCK ISSUANCES

During fiscal 1993, the Company sold 2,012,500 shares of common stock in a public offering at $4.625 per share, net of underwriting discounts and commissions. It also issued 50,000 shares for consideration of $2.00 per share pursuant to the exercise of warrants held by officers of the Company. Net proceeds from these issuances were approximately $9,191,000. During fiscal 1994, the Company issued 162,666 shares of common stock to former officers and directors pursuant to the exercise of warrants and options; 112,666 shares were issued at $1.50 per share and 50,000 shares were issued at $2.00 per share. Net proceeds to the Company were approximately $269,000. During fiscal 1995, the Company issued 21,600 shares of common stock at $2.75 per share to employees pursuant to the exercise of incentive stock options. Net proceeds to the Company were approximately $60,000.

TREASURY STOCK

On May 13, 1994, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock on the open market. During fiscal 1994, the Company acquired 27,800 shares at a total cost of $71,000.

1987 EMPLOYEE STOCK OPTION PLAN

The Company established the 1987 Employee Stock Option Plan (the "Plan") in order that options granted pursuant to the Plan would qualify as "incentive stock options," as defined by the Internal Revenue Code of 1986. Options, having a term of ten years, have been granted under the Plan to employees of the Company for the purchase of common stock. The number of shares of common stock which may be issued under the Plan was increased to 383,000 pursuant to a shareholder vote on an amendment to the Plan. The Plan requires that the exercise price must be equal to or greater than the fair market value of the stock on the date of grant.

Incentive Stock Options granted under the Plan are as follows:

                                               EXERCISE PRICE
                              -------------------------------------------------
                               $2.75      $3.52    $3.69     $5.13       TOTAL
                              -------     -----   ------     ------     -------
As of September 30, 1992            -     1,250                   -       1,250
  Granted in fiscal 1993            -         -              15,000      15,000
  Forfeited in fiscal 1993          -         -                   -           -
  Exercised in fiscal 1993          -         -                   -           -
                              -------     -----   ------     ------     -------
As of September 30, 1993            -     1,250        -     15,000      16,250
                              -------     -----   ------     ------     -------
  Granted in fiscal 1994      251,000         -        -          -     251,000
  Forfeited in fiscal 1994     (1,000)        -        -          -      (1,000)
  Exercised in fiscal 1994          -         -        -          -           -
                              -------     -----   ------     ------     -------
As of September 30, 1994      250,000     1,250        -     15,000     266,250
                              -------     -----   ------     ------     -------
  Granted in fiscal 1995            -         -   15,000          -      15,000
  Forfeited in fiscal 1995          -         -        -          -           -
  Exercised in fiscal 1995    (21,600)        -        -          -     (21,600)
                              -------     -----   ------     ------     -------
As of September 30, 1995      228,400(1)  1,250   15,000(1)  15,000(2)  259,650
                              -------     -----   ------     ------     -------
                              -------     -----   ------     ------     -------
Exercisable as of
 September 30, 1995            61,733     1,250        -      6,000      68,983
                              -------     -----   ------     ------     -------
                              -------     -----   ------     ------     -------

                                     F-15

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1) Options vest ratably over three years. Included are options outstanding for 100,000 shares held by Carter G. Mathies, Chief Executive Officer, and 80,000 shares held by David L. Bradshaw, Chief Operating Officer and
     Chief Financial Officer, at an exercise price of $2.75 per share.
(2)  Options vest ratably over five years.

NONQUALIFIED STOCK OPTIONS AND WARRANTS

Nonqualified warrant and option transactions for the three years ended September 30, 1995 are as follows:

                                                                Exercise Price
                                   ----------------------------------------------------------------------
                                     $1.50       $2.00      $2.75       $6.00        $8.54        Total
                                   --------     -------     -------     -------      -------     ---------
As of September 30, 1992            112,666     775,000           -           -      241,442     1,129,108
    Granted in fiscal 1993                -           -           -     100,000            -       100,000
    Forfeited in fiscal 1993              -     (50,000)          -           -            -       (50,000)
    Exercised in fiscal 1993              -           -           -           -            -             -
                                   --------     -------     -------     -------      -------     ---------
As of September 30, 1993            112,666     725,000           -     100,000      241,442     1,179,108
                                   --------     -------     -------     -------      -------     ---------
    Granted in fiscal 1994                -           -     100,000           -            -       100,000
    Expired in fiscal 1994                -           -           -           -     (241,442)     (241,442)
    Exercised in fiscal 1994       (112,666)    (50,000)          -           -            -      (162,666)
                                   --------     -------     -------     -------      -------     ---------
As of September 30, 1994                  -     675,000     100,000     100,000            -       875,000
                                   --------     -------     -------     -------      -------     ---------
    Granted in fiscal 1995                -           -           -           -            -             -
    Expired in fiscal 1995                -           -           -           -            -             -
    Exercised in fiscal 1995              -           -           -           -            -             -
                                   --------     -------     -------     -------      -------     ---------
As of September 30, 1995                  -     675,000(1)  100,000(2)  100,000(3)         -       875,000
                                   --------     -------     -------     -------      -------     ---------
                                   --------     -------     -------     -------      -------     ---------
Exercisable as of
    September 30, 1995                    -     675,000      33,334     100,000            -       808,334
                                   --------     -------     -------     -------      -------     ---------
                                   --------     -------     -------     -------      -------     ---------

(1) Includes warrants for 420,000 issued to Carter G. Mathies, Chief Executive Officer, and 205,000 shares issued to David L. Bradshaw, Chief Operating Officer and Chief Financial Officer, pursuant to employment contracts that were executed effective October 1, 1990 and expired on September 30, 1995. Also includes a warrant for 50,000 shares held by a Director.

(2) Effective January 25, 1994, the Company agreed to issue nonqualified common stock warrants of 50,000 each to Eugene I. Davis, a Director, and Carter G. Mathies, Chief Executive Officer. These warrants, which vest ratably over three years, were issued on April 26, 1994.

(3) Warrant issued to Hanifen, Imhoff, Inc. pursuant to Underwriting Agreement dated June 30, 1993. The warrant became exercisable on June 30, 1994 and expires on June 30, 1996.

NOTE 7 - INCOME TAXES

The Company adopted SFAS 109 in the first quarter of fiscal 1994, effective October 1, 1993. Because of the Company's significant net operating loss ("NOL") and other carryforwards, it recorded a deferred tax asset for the carryforwards under SFAS 109. Since the Company's profitability is not assured, a substantial valuation allowance was deducted from the value of the asset. After valuation, the net deferred tax asset recorded on the October 1, 1993 balance sheet was $3,000,000. This amount was reflected in net income as the cumulative effect of a change in method of accounting for income taxes. The realization of this asset will have the effect of reducing future earnings through a charge in lieu of income taxes. During the year ended September 30, 1994, the Company also recognized a net benefit of $191,000 due to adjustments to the net deferred tax asset. No deferred tax expense or benefit was recognized during the fiscal year ended September 30, 1995. The Company will continue to review income trends and projected NOL utilizations and will from time to time adjust the valuation allowance accordingly.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rates of 35% for 1995 and 1994 and 34% for 1993. The reasons for and effects of such differences (in thousands) are as follows:

                                                    1995        1994        1993
                                                   -----       -----       ------
Expected amount(1)                                 $(441)      $(724)      $1,023
Increase (decrease) from:
  Use of net operating loss carryforwards              -           -         (930)
  Increase in valuation allowance                    846         546            -
  Permanent differences between financial
      statement income and taxable income            (92)        (13)         (36)
  Adjustments to prior years' income taxes
      and carryforwards                             (305)        (35)           -
  State taxes net of federal benefit, and other       16           8           90
                                                   -----       -----       ------
Total income tax expense (benefit)                 $  24       $(218)      $  147
                                                   -----       -----       ------
                                                   -----       -----       ------

(1) Includes expected amounts due by applying the statutory tax rate to the sum of income from continuing operations, income (loss) from and loss on disposal of discontinued operations, and excludes cumulative effect of accounting change.

The net deferred tax asset is comprised of the following at September 30, 1995 and 1994:

                                                                  1995         1994
                                                                --------     --------
Deferred tax assets:
  Federal and state net operating loss carryforwards            $ 16,028     $ 16,289
  Statutory depletion carryforwards                                2,815        2,708
  Investment tax credit carryforwards                              1,550        1,720
  Property, plant and equipment                                    1,994          699
  Other                                                              226          351
                                                                --------     --------
      Gross deferred tax assets                                   22,613       21,767
                                                                --------     --------

       Valuation allowance                                       (19,422)     (18,576)
                                                                --------     --------
                                                                $  3,191     $  3,191
                                                                --------     --------
                                                                --------     --------

The principal differences between recognition of taxable income (loss) for federal income tax and financial reporting purposes relate to intangible drilling costs, dry hole and abandonment costs, accelerated depreciation and asset write-downs.

The Company has the following carryforwards (in thousands) at September 30, 1995:

                                  Federal      Alternative
                                Income Tax     Minimum Tax
                                ----------     -----------
Net operating loss              $  43,619       $ 42,401
Investment tax credit           $   1,550            N/A
Statutory depletion             $   8,044            N/A
Minimum tax credit              $     224            N/A

The net operating loss carryforwards expire at various dates from fiscal 1998 through fiscal 2009 (subject to certain limitations) and the investment tax credit carryforwards are expiring currently. Statutory depletion and minimum tax credit carryforwards do not expire.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

The Company's net operating loss carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period after 1986. The Company is required to report changes in ownership annually to the Internal Revenue Service. As of September 30, 1995, no such ownership change had occurred.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On August 7, 1995, the operator of the Comet Ridge coalbed methane project in Australia, Tri-Star Petroleum Company ("Tri-Star"), filed a declaratory judgment action against the Company and another participant in the project styled TRI-STAR PETROLEUM COMPANY V. AMERIND OIL COMPANY, LTD., AND TIPPERARY OIL & GAS CORPORATION, Cause No. 40689, in the 238th Judicial District, Midland County, Texas. The suit alleges that the Company and the other party breached the existing operating agreement by failing to notify the operator of their participation in, and make payment for, certain seismic operations. The suit asks the Court to find that the alleged breach causes the Company and the other party to forfeit all of their interest except for their interest in existing wells. The Company has filed its original answer and counterclaim denying the allegations and seeking declaratory judgment with respect to several issues and injunctive relief prohibiting Tri-Star from transferring or purporting to transfer the Company's interest in the project to a third party. The Company believes the suit is without merit and is vigorously defending its interest in the project. The Company does not anticipate that this matter will have a material adverse effect on its financial condition or results of operations.

The Company is a Defendant in a lawsuit filed on September 20, 1991 styled VALERO TRANSMISSION, L.P. V. J. L. DAVIS V. TIPPERARY CORPORATION, Cause No. 91-09-00357-CVF, in the 81st Judicial District, Frio County, Texas. The case involves gas purchase contracts between Valero and Davis. The Company previously owned 50% of Davis' interest in the contracts. Valero claimed it had overpaid Davis under the contracts and requested damages for breach of contract from Davis. Davis thereafter filed a third-party petition against the Company requesting that the Company reimburse Davis for 50% of any amounts paid to Valero on account of the claims made by Valero in its original petition. Valero and Davis have now settled the claims between themselves, and Davis has requested that the Company reimburse Davis for 50% of such settlement to the extent that the settlement covers time periods in which Davis and the Company each owned a 50% interest in the contracts. The Company has answered the lawsuit, denying the claims of Davis, and the Company intends to vigorously defend all claims made in the suit. The Company does not anticipate that this matter will have a material adverse effect on its financial condition or results of operations.

On August 19, 1994, the Company entered into an agreement with three other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the Plant) in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company committed to contribute $1,148,000 in cash in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership following certain cost overruns and construction delays. As of September 30, 1995, the Company had invested $1,454,000 which investment increased to $1,939,000 subsequent to year end. The plant is substantially complete and is expected to begin full operation in December 1995. The Company is not obligated to incur further material capital investment beyond the $1,939,000, but may elect to increase its investment in return for additional interest in the Plant. Subsequent to the aforementioned restructuring, the Company expects to own an interest in the Plant of between 50% and 55% prior to payout and an interest of between 37% and 47% thereafter.

The Company entered into an amendment to its office lease agreement in Denver, Colorado effective September 1, 1993. The amended lease covers 11,000 square feet for a term of five years. The Company has a one-time right to terminate the lease at the end of the third year. During the term of the lease, rent is payable in the amount of $116,000 base rent per year, plus expense recovery amounts. During the fiscal years ended September 30, 1995, 1994 and 1993, the Company paid approximately $116,000, $119,000 and $78,000, respectively, in office rent.

The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustment could be required as new interpretations and regulations are issued.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

NOTE 9 - DISCONTINUED OPERATIONS

The Company and a former employee of its discontinued gas transmission business settled litigation related to an employment agreement on December 31, 1993. The Company's payment of $210,000 pursuant to this settlement and other minor income and expenses attributable to this business are reported in the financial statements under Discontinued Operations.

On July 18, 1994, the Company transferred its Ingleside, Texas refinery property, with a recorded book value of $1,770,000, to United States Exploration, Inc. ("USXP"), a public company traded on the Nasdaq small cap market under the symbol "USXP", in exchange for $1,770,000 face amount of convertible preferred stock in USXP. The Company's refining operations were discontinued in 1984, after which time the refinery had been carried as an "asset held for resale." See Note 4.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


NOTE 10 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for fiscal 1995, 1994 and 1993 (in thousands) are as follows:

                                       1995         1994         1993
                                     --------     --------     --------
Capitalized costs:
  Proved properties:
     United States                   $100,082     $103,375     $105,037

  Unproved properties:
     United States                      7,943        6,977        6,059
     Australia                          5,125          813          167
     China                                 38           38           25
                                     --------     --------     --------
       Total unproved properties       13,106        7,828        6,251
                                     --------     --------     --------
       Total proved and unproved      113,188      111,203      111,288
                                     --------     --------     --------

  Less accumulated depletion:
     United States                    (80,338)     (75,306)     (70,289)
                                     --------     --------     --------
       Total                         $ 32,850     $ 35,897     $ 40,999
                                     --------     --------     --------
                                     --------     --------     --------

Costs incurred:
  Property acquisition costs:
     Proved properties:
       United States                 $    207     $    323     $ 26,557

     Unproved properties:
       United States                      992          920        3,342
       Australia                          300          187           56
       China                                -           13           25
                                     --------     --------     --------
                                        1,292        1,120        3,423
                                     --------     --------     --------
  Exploration costs:
       United States                      330            -          143
       Australia                          133          459            -
                                     --------     --------     --------
                                          463          459          143
                                     --------     --------     --------
  Development costs:
       United States                    1,202        1,760        1,048
       Australia                        3,879            -            -
                                     --------     --------     --------
                                        5,081        1,760        1,048
                                     --------     --------     --------

     Total costs incurred            $  7,043     $  3,662     $ 31,171
                                     --------     --------     --------
                                     --------     --------     --------

Depletion rates per equivalent barrel of production for the years ended September 30, 1995, 1994 and 1993 were $5.54, $4.72 and $3.39, respectively.
Costs of $1,815 and $1,008 related to unproved oil and gas properties were excluded from depletable costs in fiscal 1995 and fiscal 1994, respectively. There were no costs excluded in fiscal 1993.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, for each of the three years in the period ended September 30, 1995 (in thousands) are as follows:

                                                1995         1994         1993
                                              -------      -------      -------
Revenue from sale of oil and gas              $11,673      $13,623      $ 9,153
Production costs                               (5,726)      (6,210)      (3,961)
Depreciation, depletion and amortization
    including impairment                       (5,032)      (7,038)      (2,058)
Income tax expense                                (18)         (17)        (152)
                                              -------      -------      -------
Results of operations                         $   897      $   358      $ 2,982
                                              -------      -------      -------
                                              -------      -------      -------

Revenues of $164, $261 and $346 were not included above for 1995, 1994 and 1993, respectively, which represent revenues received primarily for saltwater disposal. Production costs of $144, $153 and $156 were included above for 1995, 1994 1993, respectively, which represent costs paid or payable to other affiliates in the consolidated group. Costs associated with the saltwater disposal revenue and other costs of $ 254, $204 and $109 were not included above for 1995, 1994 and 1993, respectively. Income tax expense is computed using the Company's overall effective tax rate for each respective year, including extraordinary tax benefit from the Company's net operating loss carryforwards for 1993.

The following tables set forth information (in thousands) for fiscal 1995, 1994 and 1993 with respect to changes in the Company's proved reserves (all of which are in the United States) as estimated by several independent petroleum engineers, predominantly Heinle & Associates, Inc. and Forrest A. Garb & Associates, Inc.

                                      1995                1994                 1993
                                 --------------      ---------------      ---------------
                                  Oil      Gas        Oil      Gas         Oil       Gas
                                 Bbls      MCF       Bbls      MCF        Bbls       MCF
                                 -----    ------     -----    ------      -----     -----
Total proved reserves:
Beginning of year                3,685    15,645     5,532    26,852      2,320     9,940
Revisions of previous estimates    (31)    1,361      (860)   (8,437)       157      (196)
Extensions, discoveries
    and other additions            343       723         3       126         99       230
Purchases of reserves in place      24        15        73       134      3,337    18,293
Sale of reserves in place          (37)   (2,622)     (417)     (530)        (2)      (48)
Production                        (565)   (2,061)     (646)   (2,500)      (379)   (1,367)
                                 -----    ------     -----     ------     -----    ------
  End of year                    3,419    13,061     3,685     15,645     5,532    26,852
                                 -----    ------     -----     ------     -----    ------
                                 -----    ------     -----     ------     -----    ------
Proved developed reserves:
  Beginning of year              3,423    13,839     4,952     20,448     1,984     8,449
                                 -----    ------     -----     ------     -----    ------
                                 -----    ------     -----     ------     -----    ------
  End of year                    2,952    10,798     3,423     13,839     4,952    20,448
                                 -----    ------     -----     ------     -----    ------
                                 -----    ------     -----     ------     -----    ------

                                       F-21

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

Information with respect to the Company s estimated discounted future cash flows from its oil and gas properties for fiscal 1995, 1994 and 1993 (in thousands) follows:

                                         1995              1994              1993
                                       --------          --------          --------
Future cash flows                      $ 74,482          $ 82,985          $144,281
Future production costs                 (33,026)          (35,850)          (57,471)
Future development costs                 (2,840)           (1,667)           (1,901)
Future income tax expense                  (431)             (561)           (2,389)
                                       --------          --------          --------
Future net cash flows                    38,185            44,907            82,520
10% annual discount                     (13,985)          (15,886)          (32,893)
                                       --------          --------          --------
Discounted future net cash flows       $ 24,200          $ 29,021          $ 49,627
                                       --------          --------          --------
                                       --------          --------          --------

Principal changes in the Company's estimated discounted future net cash flows for each of the three years in the period ended September 30, 1995 (in thousands) are as follows:


                                                   1995         1994        1993
                                                 --------    --------     --------
Beginning of year                                $ 29,021    $ 49,627     $ 23,242
  Oil and gas sales, net of production costs       (6,091)     (7,565)      (5,347)
  Net change in prices and production costs          (440)     (4,003)      (3,261)
  Extensions and discoveries less related cost      1,274          67          802
  Purchases of reserves in place, net                  99         469       33,796
  Sales of reserves in place, net                  (1,581)     (1,968)         (40)
  Change in estimated development costs            (1,117)        348       (1,081)
  Revision of previous quantity estimates             906     (11,237)         727
  Accretion of discount                             2,902       4,963        2,324
  Net change in income taxes                           56       1,072         (946)
  Changes in production rates and other              (829)     (2,752)        (589)
                                                 --------    --------     --------
End of year                                      $ 24,200    $ 29,021     $ 49,627
                                                 --------    --------     --------
                                                 --------    --------     --------

At September 30, 1995, average oil and gas prices used in the determination of future cash flows were $15.45 and $1.64, respectively.

During the fiscal year ended September 30, 1995, a report was filed with the U.S. Department of Energy reflecting oil and gas reserves for certain of the Company's properties. Reserve figures submitted were the same as those included in the tables above.

                   TIPPERARY CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

NOTE 11 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 1995 and 1994 (in thousands, except per share data).


                                                        Quarter Ended
                                        ---------------------------------------------
                                        12/31/94      3/31/95     6/30/95     9/30/95
                                        --------      -------     -------     -------
September 30, 1995                                                                           Total
------------------                                                                           -----
Revenues                                 $ 2,941      $3,163      $3,132      $ 2,601       $11,837
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Gross profit                             $ 1,567      $1,712      $1,664      $ 1,058       $ 6,001
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Net loss                                 $ (431)      $ (293)     $ (143)     $  (417)      $(1,284)
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Net loss per common share                $(0.04)      $(0.02)     $(0.01)     $ (0.04)      $ (0.11)
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------

                                                        Quarter Ended
                                        ---------------------------------------------
                                        12/31/93      3/31/94     6/30/94     9/30/94
                                        --------      -------     -------     -------
September 30, 1994                                                                           Total
------------------                                                                           -----
Revenues                                 $ 3,741      $3,466      $3,490      $ 3,187       $13,884
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Gross profit                             $ 2,272      $1,808      $2,009      $ 1,534       $ 7,623
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Income (loss) before cumulative
  effect of accounting change            $   233      $  148      $  321      $(2,554)      $(1,852)
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Income (loss) before cumulative effect of
  accounting change per common share     $  0.02      $ 0.01      $ 0.03      $  (.21)      $  (.15)
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Net income (loss)                        $ 3,233      $  148      $  321      $(2,554)      $ 1,148
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------
Net income (loss) per common share       $   .28      $  .01      $  .03      $  (.22)      $   .10
                                         -------      ------      ------      -------       -------
                                         -------      ------      ------      -------       -------

                                       F-23