Form 10-Q
period 1995-12-31
TIPPERARY CORP
filed 1996-02-14
CIK 98410

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                      FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------

For the quarterly period ended     December 31, 1995
                               -----------------------------
                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------

For the transition period from _____________ to _______________

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
Yes ____X_______    No ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding February 13, 1996
-------------------------------              -----------------------------
Common Stock, $.02 par value                 11,209,604 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q

                                                                        Page No.

PART I.   FINANCIAL INFORMATION (UNAUDITED)

               Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         December 31, 1995 and September 30, 1995              1

                         Consolidated Statement of Operations
                         Three months ended December 31, 1995 and 1994         2

                         Consolidated Statement of Cash Flows
                         Three months ended December 31, 1995 and 1994         3  3

                         Notes to Consolidated Financial Statements            4

               Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations        5   5


PART II.  OTHER INFORMATION

               Item 1.   Legal Proceedings                                     9

               Item 2.   Changes in Securities                                 9

               Item 3.   Defaults Upon Senior Securities                       9

               Item 4.   Submission of Matters to a Vote of Security Holders   9

               Item 5.   Other Information                                     9

               Item 6.   Exhibits and Reports on Form 8-K                      9

SIGNATURES                                                                    10

                           PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)

                                               December 31,  September 30,
                                                   1995           1995
                                               ------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                     $   3,721      $   4,193
  Receivables                                       2,060          2,355
  Inventory                                           190            190
  Current portion of deferred income taxes, net        44             21
  Other current assets                                231            176
                                                ---------      ---------
     Total current assets                           6,246          6,935
                                                ---------      ---------
Property, plant and equipment, at cost:
  Oil and gas properties, full cost method        113,541        113,188
  Other property and equipment                      2,229          1,998
                                                ---------      ---------
                                                  115,770        115,186
Less accumulated depreciation, depletion and
 amortization                                     (82,545)       (81,527)
                                                ---------      ---------
  Property, plant and equipment, net               33,225         33,659
                                                ---------      ---------

Noncurrent portion of deferred income taxes, net    3,147          3,170
Investment in preferred stock                       1,770          1,770
Investment in NGL fractionating plant               2,079          1,454
Other noncurrent assets                                45             56
                                                ---------      ---------
                                                $  46,512      $  47,044
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $       -      $       -
  Accounts payable                                    586            775
  Accrued liabilities                                 138            194
  Income taxes payable                                 41             42
  Production taxes payable                            259            257
  Royalties payable                                   165            212
                                                ---------      ---------
     Total current liabilities                      1,189          1,480
                                                ---------      ---------

Long-term debt                                     15,746         15,746
Commitments and contingencies (Note 2)

Stockholders' equity
  Common stock; par value $.02; 20,000,000 shares
   authorized; 11,237,404 issued and 11,209,604
   outstanding                                        225            225
  Capital in excess of par value                   98,424         98,424
  Accumulated deficit                             (69,001)       (68,760)
  Treasury stock, at cost; 27,800 shares              (71)           (71)
                                                ---------      ---------
     Total stockholders' equity                    29,577         29,818
                                                ---------      ---------
                                                $  46,512      $  47,044
                                                =========      =========

        See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)

                                                   Three months ended
                                                      December 31,
                                                ------------------------
                                                   1995           1994
                                                ---------      ---------
Revenues                                        $   2,631      $   2,941

Costs and expenses:
  Operating                                         1,298          1,374
  General and administrative                          349            337
  Depreciation, depletion and amortization          1,028          1,431
                                                ---------      ---------
     Total costs and expenses                       2,675          3,142
                                                ---------      ---------
     Operating loss                                   (44)          (201)

Other income (expense):
  Interest income                                      68             20
  Dividend income                                      22             22
  Interest expense                                   (256)          (260)
  Research and development expense                      -            (12)
                                                ---------      ---------
     Total other expense                             (166)          (230)
                                                ---------      ---------
     Loss before income tax                          (210)          (431)

Current income tax expense                             (3)             -
                                                ---------      ---------
Loss before equity in loss of
 NGL fractionating plant                             (213)          (431)

Equity in loss of NGL fractionating plant             (28)             -
                                                ---------      ---------
Net loss                                        $    (241)     $    (431)
                                                =========      =========
Net loss per share                              $    (.02)     $    (.04)
                                                =========      =========
Weighted average shares outstanding                11,210         11,188
                                                =========      =========








            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                   Three months ended
                                                      December 31,
                                                ------------------------
                                                   1995           1994
                                                ---------      ---------
Cash flows from operating activities:
Net loss                                        $    (241)     $    (431)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation, depletion and amortization          1,028          1,431
  Equity in loss of NGL fractionating plant            28              -
  Deferred lease obligation                             -             (3)
  Change in assets and liabilities:
     Decrease in receivables                          295            760
     (Increase) decrease in other current assets      (55)           266
     Increase (decrease) in accounts payable,
      accrued liabilities, and production
      and income taxes payable                       (244)           120
     Decrease in royalties payable                    (47)          (175)
     Other                                              1              5
                                                ---------      ---------
Net cash provided by operating activities             765          1,973
                                                ---------      ---------
Cash flows from investing activities:
  Proceeds from asset sales                            56              4
  Investment in NGL fractionating plant              (653)          (342)
  Capital expenditures                               (640)        (1,352)
                                                ---------      ---------
Net cash used in investing activities              (1,237)        (1,690)
                                                ---------      ---------
Net increase (decrease) in cash and
 cash equivalents                                    (472)           283

Cash and cash equivalents at beginning of period    4,193          2,308
                                                ---------      ---------
Cash and cash equivalents at end of period      $   3,721      $   2,591
                                                =========      =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                      $     255      $     257
  Income taxes                                  $       3      $       -










            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Representation
---------------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at December 31, 1995, and the results of its operations for the three-month periods ended December 31, 1995 and 1994.
The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1995. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
---------------------------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company must adopt the provisions of SFAS 121 and SFAS 123 no later than its fiscal year ending September 30, 1997, although earlier adoption is encouraged. SFAS 121 requires the write-down to market value of certain long-lived assets. SFAS 123 requires the recording of or disclosure of the value of stock options or other equity instruments issued to employees. The Company has not determined the effect, if any, that the adoption of either SFAS 121 or SFAS 123 will have on its financial condition or results of operations.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

On August 7, 1995, Tri-Star Petroleum Company ("Tri-Star"), the operator of the Comet Ridge coalbed methane project in Australia, filed a declaratory judgment action against the Company and another participant in the project, styled TRI-STAR PETROLEUM COMPANY V. AMERIND OIL COMPANY, LTD., AND TIPPERARY OIL & GAS CORPORATION, Cause No. 40689, in the 238th Judicial District, Midland County, Texas. Tri-Star contends, and has asked the Court to declare, that the Company and the other defendant repudiated the joint operating agreement which governs the project, and that under the terms of that agreement, both defendants forfeited their interest in acreage not held by production from existing wells. The Company has answered, denying the allegations and that Tri-Star is entitled to any relief. In addition the Company has filed a counterclaim seeking a declaratory judgment and an injunction prohibiting Tri-Star from transferring or purporting to transfer the Company's interest in the project. The Company believes the suit is without merit and is vigorously defending its interest in the project. The Company does not anticipate that this matter will have a material adverse effect on its financial condition or results of operations.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company had cash and temporary investments of $3,721,000 as of December 31, 1995, versus $4,193,000 as of September 30, 1995. The Company has continued to utilize cash on hand along with cash flows from producing properties to fund its domestic and international exploration projects and construction of the NGL fractionating plant.

Cash flows were provided primarily by the Company's producing oil and gas properties during both the three months ended December 31, 1995 and 1994. Net cash provided by operating activities was $765,000 and $1,973,000 for the three months ended December 31, 1995 and 1994, respectively. The decrease was attributable primarily to declining revenues, and to higher prepaid expenses and payments of accrued payables and other liabilities during the fiscal 1996 quarter as compared to the corresponding quarter in fiscal 1995. The Company made no principal payments in either period on its long term debt, all of which was owed to the Company's commercial bank lender.

During the three months ended December 31, 1995, the Company incurred $640,000 in capital expenditures, invested an additional $653,000 in the construction of the Alabama NGL fractionating plant, and received proceeds of $56,000 from the sale of producing oil and gas properties, resulting in net cash used in investing activities of $1,237,000. The capital expenditures of $640,000 were incurred primarily in domestic oil and gas operations. During the quarter ended December 31, 1994, net cash used in investing activities of $1,690,000 included $750,000 of expenditures on the Comet Ridge project in Queensland, Australia, $186,000 expended on the Williston Basin exploration project in Montana, and $342,000 advanced toward the construction of the NGL fractionating plant, with the balance attributable to various domestic development drilling projects.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions partially mitigate the effects of lower oil prices. The Company presently has hedged, under swap agreements, an average of 14,400 barrels per month (approximately 39%) of its projected fiscal 1996 oil production subsequent to December 31, 1995. These swaps provide an average floor price of approximately $16.41 per barrel as quoted on the New York Mercantile Exchange ("NYMEX"). These hedging agreements allow upside participation percentages of 50% of price increases above the specific floor level. The Company's actual price received at the wellhead during the first quarter of fiscal 1996 averaged $2.26 per barrel below NYMEX prices. None of the Company's gas production is currently hedged. Net payments pursuant to the Company's hedging activities for the quarters ended December 31, 1995 and 1994 were approximately $14,000 and $49,000, respectively. Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to December 31, 1995 could cause a significant reduction in cash flows available for the funding of capital projects and reduction of bank debt and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest is payable at either (i) the bank's Base Rate or (ii) the London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At December 31, 1995, the weighted average interest rate for amounts under the revolver was 7.62%. The agreement provides for a $10,000,000 fixed rate loan at 5.92%, with interest payable monthly and principal due in full on September 30, 1996. The bank and the Company have agreed that, upon maturity, the fixed rate loan will convert to a revolving loan pursuant to the current terms of the revolver. The total outstanding loan balance at December 31, 1995 was $15,746,000; $10,000,000 under the fixed rate loan and $5,746,000 under the LIBOR/Base Rate loan. Upon the expiration of the revolver, the loan converts to a four-year term loan on April 5, 1997. This conversion date has been extended by the bank in the past and may be extended again, although the Company has no such guarantee. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, any of which may change from time to time and which may not agree with the Company's assumptions. At September 30, 1995, the borrowing base remained at $16,400,000, but is expected by management, based on conversations with the bank, to be reset at approximately $16,000,000 in February 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either (i) make a cash payment to the bank equal to or greater than such excess or (ii) provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the nominated borrowing base. The credit agreement provides that the Company may not pay dividends without the prior approval of the bank.

The Company has minimal remaining unused borrowing capacity, and is therefore attempting to establish additional oil and gas reserves through its exploration projects, which, if successful, could increase its borrowing base with the bank. The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow and bank financing will have to be supplemented with project financing and/or additional corporate debt or equity offerings. The Company presently anticipates using cash on hand, existing cash flows, additional bank financing and any additional external financing to pursue both its domestic and international exploratory projects, to possibly purchase additional producing oil and gas properties and to maintain a modest level of developmental drilling. The Company's capital investment has been directed primarily to the following projects.

Domestic Exploration
--------------------
Missouri River Project. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River Project area in the Williston Basin of Montana. During fiscal 1995, a 3-D seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several drillable prospects. The Company has permitted and staked well locations to test two of the prospects and began drilling one location in January, 1996. As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000. An additional $25,000 was incurred during the first quarter of fiscal 1996, bringing the total investment to $1,840,000 as of December 31, 1995. The Company's share of estimated costs to drill and test the initial well is approximately $450,000. Should the well be completed, the Company would expect to expend an additional sum of approximately $500,000 for completion costs.

Other Williston Basin Prospects. In different areas of the Williston Basin, the Company has identified numerous other individual prospects and has begun acquiring leasehold acreage with the intent to conduct 3-D seismic surveys and commence an exploration program. As of December 31, 1995, the Company had acquired approximately 3,600 net acres in these areas and had invested approximately $95,000 in leasehold costs. Subsequent to December 31, 1995, the Company has committed to expend approximately $190,000 for the acquisition of approximately 10,000 additional net acres and for 3-D seismic surveys. It is anticipated that the Company will seek to secure additional funding for these projects by involving an industry partner as a participant.

International Exploration and Development
-----------------------------------------

The Company owns a 30% nonoperating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company's interest bears 30% of capital costs and 28.125% of operating expenses and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%. The joint venture conducting the project (the "Group") holds an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may apply for petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. As of September 30, 1995, the Group had drilled a total of 16 wells on the ATP. One well, located on the northern portion of the ATP has been drilled and is awaiting further completion procedures. Fifteen of the wells located in the Fairview area of the southern portion of the ATP have been completed and are being production tested. Most wells have been produced for several months for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. No additional wells were drilled during the first quarter of fiscal 1996. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property will be commercially productive. The availability of capital resources may affect the Company's timing for future development of the project and there can be no assurance that the project will be developed as presently contemplated. Subsequent to December 31, 1995, the Group was granted petroleum leases covering approximately 167,000 acres. The balance of acreage included within the ATP is subject to contraction or relinquishment on certain dates in the future should the Queensland Minister of Mines deem that insufficient exploration activity has occurred. The Group intends to request extensions of any contraction of the ATP based upon the significant level of investment and activity conducted in the past two years and that planned for the future. The next scheduled contraction date is November 1, 1996. In August 1995, the operator of this property initiated litigation against the Company and one other participant alleging that the two parties repudiated the joint operating agreement which governs the project, and that under the terms of that agreement, both defendants forfeited their interest in acreage not held by production from existing wells. The Company believes the suit is without merit and is vigorously defending its interest in the project. See Note 2 to the Company's Consolidated Financial Statements. The Company does not presently know when drilling will resume on the project, and thus cannot predict future capital requirements. As of December 31, 1995, the Company's investment in the project totaled approximately $5,227,000.

Other Activities
----------------
NGL Fractionating Plant. On August 19, 1994, the Company entered into an agreement with three other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the "Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company initially committed to contribute $1,148,000 in cash, in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, following certain cost overruns and construction delays, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership. Subsequent to the restructuring, the Company expects to own an interest in the Plant of approximately 55% prior to payout and approximately 47% thereafter. The Plant commenced testing operations in late November 1995, and operated at increasing levels of capacity during December 1995. As of September 30, 1995, the Company had invested $1,454,000, which investment increased to $2,079,000 as of December 31, 1995. The investment at December 31, 1995 is net of a $28,000 loss, which represents the Company's share of the losses from the Plant's start-up operations through December 31, 1995. The Company expects to expend approximately $300,000 in additional investments in the second quarter of fiscal 1996.

Research Project. The Company has funded a research project conducted by Texas Tech University ("Texas Tech") for development of a clean-up technology designed to biodegrade absorbent materials used in the clean-up of contaminants, including oil. An environmental research team, which was retained by the Company to determine commercial applications for the process, has reported that the commercialization opportunities are likely greater with respect to removal of contaminants other than oil. Subject to a 10% sales royalty to be paid to Texas Tech, the Company has the right to acquire exclusive licensing rights to the technology at no cost. Costs incurred pursuant to this arrangement are expensed as incurred, and management does not anticipate any significant further expenditures to be incurred. Management intends to explore the sale of the Company's rights to the technology.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1995, AND 1994

The Company reported a net loss of $241,000 for the three months ended December 31, 1995 and a net loss of $431,000 for the three months ended December 31, 1994. The net loss for the first quarter of fiscal 1996 decreased $190,000 compared to the net loss reported for the first quarter of fiscal 1995 due to lower depreciation, depletion and amortization ("DD&A") expense in the fiscal 1996 quarter. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended December 31, 1995, decreased $310,000, or 11%, to $2,631,000 from $2,941,000 reported for the corresponding fiscal 1995 period. Oil volumes produced during the fiscal 1996 quarter decreased 14% to 123,000 barrels from 143,000 barrels in the prior year's quarter, decreasing revenue by $287,000. Gas volumes produced decreased 28% to 407,000 Mcf in the current quarter compared to 563,000 Mcf in the quarter ended December 31, 1994, resulting in a $228,000 decrease in revenues. These volume decreases are attributable to both the sale of producing properties and to natural declines in oil and gas production rates. Average oil prices increased 11% to $15.88 for the three months ended December 31, 1995, from $14.37 for the corresponding prior year's quarter, resulting in a $186,000 increase in revenue. Gas prices remained relatively unchanged, increasing 1% to $1.48 in the current quarter versus $1.46 in the prior year's quarter and resulting in an $8,000 revenue increase. Saltwater disposal and other revenues increased $11,000 from the corresponding fiscal 1995 period.

Operating expenses decreased $76,000, or 6%, to $1,298,000 in the quarter ended December 31, 1995 from $1,374,000 reported in the corresponding quarter in fiscal 1995. The decrease was primarily attributable to the sale of producing properties. The Company's average lifting cost per equivalent barrel produced, however, increased to $6.29 in the three months ended December 31, 1995, from $5.63 in the prior year's three-month period. The increase was primarily attributable to declining production rates and maintenance work performed on mature properties.

General and administrative expenses remained relatively flat, increasing $12,000, or 4%, to $349,000 in the quarter ended December 31, 1995 from $337,000 in the quarter ended December 31, 1994.

DD&A expense for the three months ended December 31, 1995, decreased by $403,000, or 28%, to $1,028,000 from $1,431,000 reported for the comparable fiscal 1995 period. The decrease is primarily attributable to the sale of producing reserves and to lower production volumes.

Interest income increased $48,000, or 240%, to $68,000 in the quarter ended December 31, 1995 from $20,000 in the corresponding prior year quarter. This increase is due to an increase in cash and cash equivalents, and to increases in short term interest rates.

Interest expense remained virtually unchanged with a decrease of $4,000, or 2%, to $256,000 in the first quarter of fiscal 1996 from $260,000 in the first quarter of fiscal 1995. When capitalized interest is included, interest expense increased by $4,000. The increase is attributable to general increases in interest rates.

Research and development expense decreased to $0 from $12,000 in the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. The Company met its contractual funding commitment in the fourth quarter of fiscal 1994, but has made voluntary payments thereafter.

The net loss for the three months ended December 31, 1995 includes a loss of $28,000 from the Company's interest in the NGL fractionating plant. The plant commenced testing operations in late November 1995 and operated at a loss during the first quarter of fiscal 1996.

                             PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

               See Note 2 to the consolidated financial statements under
               Part I - Item 1.

ITEM 2.   Changes in Securities

               None

ITEM 3.   Defaults Upon Senior Securities

               None

ITEM 4.   Submission of Matters to a Vote of Security Holders

               None

ITEM 5.   Other Information

               Effective January 15, 1996, Carter G. Mathies resigned as Chairman of the Board, President and Chief Executive Officer. Anthony F. Kramer, Director and former Chairman, replaced Mr. Mathies as Chairman of the Board. David L. Bradshaw, previously Chief Operating Officer and Chief Financial Officer, was promoted to President and Chief Executive Officer. Jeff T. Obourn, previously Vice President - Land, was named Senior Vice President
               - Operations. Effective January 29, 1996, Paul C. Slevin joined the Company as Chief Financial Officer.

ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    Filed in Part I

                         11.  Computation of per share earnings

                    Filed in Part II

                         27.  Financial Data Schedule

               (b)  Reports on Form 8-K:

                    None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tipperary Corporation
                                   -------------------------------------------
                                   Registrant



Date:     February 13, 1996   By:  /s/ David L. Bradshaw
                                   -------------------------------------------
                                   David L. Bradshaw, President and Chief
                                   Executive Officer




Date:     February 13, 1996   By:  /s/ Paul C. Slevin
                                   -------------------------------------------
                                   Paul C. Slevin, Chief Financial Officer




Date:     February 13, 1996   By:  /s/ Wayne W. Kahmeyer
                                   -------------------------------------------
                                   Wayne W. Kahmeyer, Controller and Principal
                                   Accounting Officer