Form 10-Q
period 1996-03-31
TIPPERARY CORP
filed 1996-05-15
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- --------  EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                                -----------------------

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- --------  EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)



          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado                             80202
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
Yes   X   No
    -----    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding May 14, 1996
- ----------------------------                 ------------------------
Common Stock, $.02 par value                 11,209,604 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q

                                                                   Page No.

PART I.   FINANCIAL INFORMATION (UNAUDITED)

               Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         March 31, 1996 and September 30, 1995            1

                         Consolidated Statement of Operations
                         Three months and six months ended
                         March 31, 1996 and 1995                          2

                         Consolidated Statement of Cash Flows
                         Six months ended March 31, 1996 and 1995         3

                         Notes to Consolidated Financial Statements     4-5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                  6-10


PART II.  OTHER INFORMATION

               Item 1.   Legal Proceedings                               11

               Item 2.   Changes in Securities                           11

               Item 3.   Defaults Upon Senior Securities                 11

               Item 4.   Submission of Matters to a Vote of Security
                           Holders                                       11

               Item 5.   Other Information                               11

               Item 6.   Exhibits and Reports on Form 8-K                11

SIGNATURES                                                               12

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)

                                                March 31,         September 30,
                                                  1996                 1995
                                              -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                    $      2,796       $       4,193
  Receivables                                         2,102               2,355
  Inventory                                             190                 190
  Current portion of deferred income taxes,
    net                                                  22                  21
  Other current assets                                  186                 176
                                               ------------       -------------
     Total current assets                             5,296               6,935
                                               ------------       -------------

Property, plant and equipment, at cost:
  Oil and gas properties, full cost method          114,863             113,188
  Other property and equipment                        2,262               1,998
                                               ------------       -------------
                                                    117,125             115,186
Less accumulated depreciation, depletion and
  amortization                                      (83,513)            (81,527)
                                               ------------       -------------
  Property, plant and equipment, net                 33,612              33,659
                                               ------------       -------------

Noncurrent portion of deferred income
  taxes, net                                          3,169               3,170
Investment in preferred stock                         1,770               1,770
Investment in NGL fractionating plant                 2,476               1,454
Other noncurrent assets                                  98                  56
                                               ------------       -------------
                                               $     46,421        $     47,044
                                               ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $          -       $           -
  Accounts payable                                      655                 775
  Accrued liabilities                                   137                 194
  Income taxes payable                                   41                  42
  Production taxes payable                              250                 257
  Royalties payable                                     186                 212
                                               ------------       -------------
     Total current liabilities                        1,269               1,480
                                               ------------       -------------

Long-term debt, net of current portion               15,746              15,746
Commitments and contingencies (Note 2)

Stockholders' equity:
  Common stock; par value $.02; 20,000,000
    shares authorized; 11,237,404 issued and
    11,209,604 outstanding                              225                 225
  Capital in excess of par value                     98,424              98,424
  Accumulated deficit                               (69,172)            (68,760)
  Treasury stock, at cost; 27,800 shares                (71)                (71)
                                               ------------       -------------
     Total stockholders' equity                      29,406              29,818
                                               ------------       -------------
                                               $     46,421       $      47,044
                                               ============       =============

            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)

                                     Three months ended       Six months ended
                                          March 31,              March 31,
                                     ------------------     -------------------
                                      1996       1995        1996       1995
                                     -------    -------     -------    -------
Revenues                             $ 2,686    $ 3,163     $ 5,317    $ 6,104


Costs and expenses:
  Operating                            1,400      1,451       2,698      2,825
  General and administrative             342        315         691        652
  Depreciation, depletion and
    amortization                         978      1,472       2,006      2,903
                                     -------    -------     -------    -------

      Total costs and expenses         2,720      3,238       5,395      6,380
                                     -------    -------     -------    -------

      Operating loss                     (34)       (75)        (78)      (276)

Other income (expense):
  Interest income                         43         24         111         44
  Dividend income                         22         22          44         44
  Interest expense                      (249)      (264)       (505)      (524)
  Research and development expense       (17)         -         (17)       (12)
                                     -------    -------     -------    -------

      Total other expense               (201)      (218)       (367)      (448)
                                     -------    -------     -------    -------

      Loss before income tax            (235)      (293)       (445)      (724)

Income tax expense                        (1)         -          (4)         -
                                     -------    -------     -------    -------

Loss before equity in earnings of
  NGL fractionating plant               (236)      (293)       (449)      (724)

Equity in earnings of NGL
  fractionating plant                     65          -          37          -
                                     -------    -------     -------    -------

Net loss                             $  (171)   $  (293)    $  (412)   $  (724)
                                     =======    =======     =======    =======

Net loss per share                   $  (.02)   $  (.02)    $  (.04)   $  (.06)
                                     =======    =======     =======    =======

Weighted average shares outstanding   11,210     11,188      11,210     11,188
                                     =======    =======     =======    =======

            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                         Six months ended
                                                            March 31,
                                                       --------------------
                                                        1996         1995
                                                       -------      -------
Cash flows from operating activities:
Net loss                                               $  (412)     $  (724)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation, depletion and amortization               2,006        2,903
  Equity in earnings of NGL fractionating plant            (37)           -
  Deferred lease obligation                                  -           (5)
  Change in assets and liabilities:
    Decrease in receivables                                253          470
    (Increase) decrease in other current assets            (11)         275
    Decrease in accounts payable, accrued liabilities,
      and production and income taxes payable             (185)        (345)
    Decrease in royalties payable                          (26)        (163)
    Other                                                  (61)          19
                                                       -------      -------
Net cash provided by operating activities                1,527        2,430
                                                       -------      -------

Cash flows from investing activities:
  Proceeds from asset sales                                234          575
  Investment in NGL fractionating plant                   (985)        (717)
  Capital expenditures                                  (2,173)      (3,051)
                                                       -------      -------
Net cash used in investing activities                   (2,924)      (3,193)
                                                       -------      -------

Net decrease in cash and cash equivalents               (1,397)        (763)

Cash and cash equivalents at beginning of period         4,193        2,308
                                                       -------      -------

Cash and cash equivalents at end of period             $ 2,796      $ 1,545
                                                       =======      =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                             $   511      $   521
  Income taxes                                         $     4      $     -


            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Representation
- ---------------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at March 31, 1996, and the results of its operations for the three-month and six-month periods ended March 31, 1996 and 1995. The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on
Form 10-K for the year ended September 30, 1995. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
- ---------------------------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company must adopt the provisions of SFAS 121 and SFAS 123 no later than its fiscal year ending September 30, 1997. SFAS 121 requires the write-down to market value of certain long-lived assets. SFAS 123 requires the recording or disclosure of the value of stock options or other equity instruments issued to employees. The Company has not determined the effect, if any, that the adoption of either SFAS 121 or SFAS 123 will have on its financial condition or results of operations.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In August 1995, Tri-Star Petroleum Company ("Tri-Star"), the operator of the Comet Ridge coalbed methane project in Australia, filed a declaratory judgment action against the Company and another participant in the project, styled TRI-STAR PETROLEUM COMPANY V. AMERIND OIL COMPANY, LTD., AND TIPPERARY OIL & GAS CORPORATION, Cause No. 40689, in the 238th Judicial District, Midland County, Texas. Tri-Star contended that the two parties had forfeited their interest in the project except for their interest in existing wells due to alleged non-payment for certain seismic operations. This litigation was settled on May 3, 1996, pursuant to an agreement that provides that the Company will continue to own its interest in the project which existed before the litigation and will pay for its ongoing share of joint interest billings.

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

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to March 31, 1996, the Company acquired and exercised an option to purchase an additional 15.75% working interest in the Comet Ridge coalbed methane project in Queensland, Australia from an unaffiliated interest holder. The purchase price is approximately $6.1 million and is to be financed through the issuance of 1,400,000 shares

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to consolidated Financial Statements
                                    (unaudited)

of its common stock at $4.50 per share to two institutional investors. The exercise of the option to acquire the additional interest is subject to the negotiation and execution of a definitive purchase agreement. Upon execution of the purchase agreement, the Company's interest in the project would bear 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest would be 38.6016% prior to project payout. Subsequent to project payout, the Company's interest would bear 36.6% of capital and operating expenses and its net revenue interest would be 32.94%. The acquired interest would be subject to the terms of the existing operating agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company had cash and cash equivalents of $2,796,000 as of March 31, 1996, versus $4,193,000 as of September 30, 1995. The Company has continued to utilize cash on hand, along with cash flows from producing properties and cash proceeds from property sales, to fund its domestic and international exploration projects and construction of the Alabama NGL fractionating plant.

Cash flows were provided primarily by the Company's producing oil and gas properties during both the six months ended March 31, 1996, and 1995. Net cash provided by operating activities was $1,527,000 and $2,430,000 for the six months ended March 31, 1996, and 1995, respectively. The decrease was attributable primarily to declining revenues, and to higher prepaid expenses and payments of accrued payables and other liabilities during the six months ended March 31, 1996, as compared to the corresponding period in fiscal 1995. The Company made no principal payments in either period on its long-term debt, all of which was owed to the Company's commercial bank lender.

During the six months ended March 31, 1996, the Company incurred $2,173,000 in capital expenditures, invested an additional $985,000 in the construction of the NGL fractionating plant, and received proceeds of $234,000 from the sale of producing oil and gas properties, resulting in net cash used in investing activities of $2,924,000. The capital expenditures of $2,173,000 included $574,000 expended on the Missouri River exploration project in Montana, $357,000 in other Williston Basin leasehold costs, $344,000 expended on the Comet Ridge project in Queensland, Australia, with the balance primarily attributable to other domestic drilling activities. During the six months ended March 31, 1995, net cash used in investing activities of $3,193,000 included $1,633,000 of expenditures on the Comet Ridge project, $1,418,000 attributable to the Missouri River project and various other domestic drilling activities, $717,000 advanced for the construction of the NGL fractionating plant and proceeds of $575,000 from the sale of producing oil and gas properties.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions would serve to partially mitigate the effects of lower oil prices. The Company presently has hedged, under swap agreements, an average of 20,000 barrels per month (approximately 53%) of its projected fiscal 1996 oil production subsequent to March 31, 1996. These swap agreements provide an average floor price of approximately $16.88 per barrel as quoted on the New York Mercantile Exchange ("NYMEX"), and allow upside participation percentages of 50% of price increases above the specific floor level. The Company's actual price received at the wellhead during the six months ended March 31, 1996, averaged $2.44 per barrel below NYMEX prices. None of the Company's gas production is currently hedged. Net payments pursuant to the Company's hedging activities for the six months ended March 31, 1996, and 1995 were approximately $80,000 and $90,000, respectively. Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to March 31, 1996, could cause a significant reduction in cash flows available for the funding of capital projects and reduction of bank debt, and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest on the revolving loan is payable at either (i) the bank's Base Rate or
(ii) the London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At March 31, 1996, the weighted average interest rate for amounts under the revolver was 6.99%. The agreement also provides for a $10,000,000 fixed rate loan at 5.92%, with interest payable monthly and principal due in full on September 30, 1996. The bank and the Company have agreed that, upon maturity, the fixed rate loan will convert to a revolving loan pursuant to the current terms of the revolver. The total outstanding loan balance at March 31, 1996, was $15,746,000; $10,000,000 under the fixed rate loan and $5,746,000 under the revolver. Upon expiration of the revolver, the LIBOR/Base Rate loan was scheduled to convert to a four-year term loan on April 5, 1997. During the quarter ended March 31, 1996, this conversion date was extended to October 5, 1997. It may be extended again, although the Company has no such guarantee. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, any of which may change from time to time and which may not agree with the Company's assumptions. At September 30, 1995, the borrowing base was $16,400,000, and was reset at $16,000,000 in February 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either (i) make a cash payment to the bank equal to or greater than such excess or (ii) provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the nominated borrowing base. The credit agreement provides that the Company may not pay dividends without the prior approval of the bank.

The Company currently has minimal remaining unused borrowing capacity, but if efforts to establish additional oil and gas reserves through its exploration projects are successful, the Company could increase its borrowing base with the bank. The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow and bank financing will have to be supplemented with project financing and/or additional corporate debt or equity offerings. The Company presently anticipates using cash on hand, existing cash flows, additional bank financing and any additional external financing to pursue both its domestic and international exploratory projects, to possibly purchase additional producing oil and gas properties and to maintain a modest level of developmental drilling. Subsequent to March 31, 1996, the Company entered into an agreement to sell 1,400,000 shares of its common stock at $4.50 per share to two institutional investors. The proceeds are intended to be used to purchase an additional interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company's capital investment has been directed primarily to the following projects.

Domestic Exploration
- --------------------

Missouri River Project. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a 3-D seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several drillable prospects. The Company permitted and staked well locations to test two of the prospects, and drilled a dry hole on the first prospect tested in February, 1996. As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000. An additional $574,000 was incurred during the first six months of fiscal 1996, bringing the total investment to $2,389,000 as of March 31, 1996. The Company has had discussions with potential drilling partners in the past, and will continue to seek third party participants in this project.

Other Williston Basin Prospects. In different areas of the Williston Basin, the Company has identified numerous other individual prospects and has begun acquiring leasehold acreage with the intent to conduct 3-D seismic surveys and commence an exploratory drilling program. As of March 31, 1996, the Company had acquired approximately 17,000 net acres on 25 prospects in these areas and had invested approximately $414,000 in leasehold costs. It is anticipated that the Company will seek to secure additional funding for these projects by involving an industry partner as a participant.

International Exploration and Development
- -----------------------------------------

The Company owns a 30% nonoperating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company's interest bears 30% of capital costs and 28.125% of operating expenses and its net revenue interest is 25.3125% prior to project payout. Subsequent to project payout, the Company's interest bears 24% of capital and operating expenses and its net revenue interest is 21.6%. Subsequent to March 31, 1996, the Company acquired an option to purchase an additional 15.75% working interest, which option was exercised on May 10, 1996. The purchase price is approximately $6.1 million and is to be financed through the issuance of 1,400,000 shares of the Company's common stock at $4.50 per share to two institutional investors. The exercise of the option to acquire the additional interest is subject to the negotiation and execution of a definitive purchase agreement. Upon execution of the purchase agreement, the Company's interest in the project would bear 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest would be 38.6016% prior to project payout. Subsequent to project payout, the Company's interest would bear 36.6% of capital and operating expenses and its net revenue interest would be 32.94%. The acquired interest would be subject to the terms of the existing operating agreement.

The joint venture conducting the project (the "Group") holds an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may apply for petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. As of March 31, 1996, the Group had drilled a total of 16 wells on the ATP. One well, located on the northern portion of the ATP has been drilled and is awaiting further completion procedures. Fifteen of the wells located in the Fairview area of the southern portion of the ATP have been completed and have been production tested. Most of the wells have been produced for several months for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. No additional wells have been drilled since September 30, 1995. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property will be commercially productive. During the quarter ended March 31, 1996, the Group was granted petroleum leases covering approximately 167,000 acres. The balance of acreage included within the ATP is subject to contraction or relinquishment on certain dates in the future should the Queensland Minister of Mines deem that insufficient exploration activity has occurred. The Group intends to request extensions of any contraction of the ATP based upon the significant level of investment and activity conducted in the past two years and that planned for the future. The next scheduled date to determine any contractions is November 1, 1996.

In August 1995, Tri-Star Petroleum Company ("Tri-Star"), the operator of this property, initiated litigation against the Company and another participant in the project alleging that the two parties had forfeited their interest in the project except for their interest in existing wells due to alleged non-payment for certain seismic operations. On May 3, 1996, the Company entered into a settlement agreement which provides that the Company will continue to own its interest in the project which existed before the litigation and will pay for its ongoing share of joint interest billings. See Note 2 to the Company's Consolidated Financial Statements. Subsequent to March 31, 1996, Tri-Star notified the Company that it had agreed to negotiate a gas contract with a Brisbane-based utility. The agreement constitutes an intent to negotiate specific terms in good faith for the delivery of approximately 57 petajoules, or roughly 57 BCF, over 15 years beginning in January 1997. The Company does not presently know when drilling will resume on the project, but anticipates that it will be in the near future. The Company cannot predict future capital requirements, but expects project financing proposals to be presented to the Group by third parties. The Company will consider these proposals as well as corporate level financing. The availability of capital resources may affect the Company's timing for future development of the project and there can be no assurance that the project will be developed as presently contemplated. As of March 31, 1996, the Company's investment in the project totaled approximately $5,469,000.

Other Activities
- ----------------

NGL Fractionating Plant. On August 19, 1994, the Company entered into an agreement with four other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the "Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company initially committed to contribute $1,148,000 in cash, in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, following certain cost overruns and construction delays, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership. Subsequent to the restructuring, the Company owns an interest in the Plant of approximately 55% prior to payout and approximately 47% thereafter. The Plant commenced testing operations in late November 1995, and is now operating at full capacity. The Company's share of monthly cash flow from the Plant ranges between $30,000 and $50,000. As of September 30, 1995, the Company had invested $1,454,000, which investment increased to $2,476,000 as of March 31, 1996. The investment at March 31, 1996, includes net earnings of $37,000, which represents the Company's share of net earnings from the Plant's operations from start-up through March 31, 1996.

Research Project. The Company has funded a research project conducted by Texas Tech University ("Texas Tech") for development of a clean-up technology designed to biodegrade absorbent materials used in the clean-up of contaminants, including oil. An environmental research team, which was retained by the Company to determine commercial applications for the process, has reported that the commercialization opportunities are likely greater with respect to removal of contaminants other than oil. Subject to a 10% sales royalty to be paid to Texas Tech, the Company has the right to acquire licensing rights to the technology at no cost. Costs incurred pursuant to this arrangement are expensed as incurred. During the quarter ended March 31, 1996, the Company paid $17,000 for third party consulting services. Management does not anticipate any significant further expenditures to be incurred, and intends to explore the sale of the Company's rights to the technology.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995

The Company reported a net loss of $171,000 for the three months ended March 31, 1996, compared to a net loss of $293,000 for the three months ended March 31, 1995. The $122,000 decrease in net loss for the second quarter of fiscal 1996, compared to the second quarter of fiscal 1995, is primarily due to lower depreciation, depletion and amortization ("DD&A") expense and the Company's equity in earnings of the NGL fractionating plant in the fiscal 1996 quarter. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended March 31, 1996, decreased $477,000, or 15%, to $2,686,000 from $3,163,000 in the corresponding fiscal 1995 period. Oil volumes decreased 24,000 barrels, or 17%, to 119,000 barrels versus 143,000 barrels in the prior year period, decreasing revenue by $381,000. Gas volumes decreased 215,000 Mcf, or 36%, to 381,000 Mcf in the current period compared to 596,000 Mcf in the three months ended March 31, 1995, resulting in an $314,000 decrease in revenues. The decreases in volumes produced are attributable to both the sale of producing properties and to declining production rates. Average oil prices increased 7% to $16.96 per barrel for the three months ended March 31, 1996, from $15.87 per barrel for the corresponding prior year quarter, resulting in a $130,000 increase in revenue. Gas prices increased 16% to $1.70 per Mcf in the current quarter versus $1.46 in the prior year quarter, resulting in a $91,000 revenue increase. Saltwater disposal and other income decreased $3,000 from the corresponding fiscal 1995 quarter.

Operating expenses decreased $51,000, or 4%, to $1,400,000 from $1,451,000 reported in fiscal 1995. The decrease was primarily attributable to the disposition of producing properties. The Company's average lifting cost per equivalent barrel increased 24%, however, to $7.19 in the three month period of fiscal 1996 from $5.82 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $27,000, or 9%, to $342,000 during the three months ended March 31, 1996, compared to $315,000 for the prior year period. The increase was attributable to increased payroll costs.

DD&A expense for the three months ended March 31, 1996, decreased by $494,000, or 34%, to $978,000 from $1,472,000 reported for the comparable fiscal 1995 period. The decrease is attributable to the sale of producing reserves and to lower production volumes.

Interest income increased $19,000, or 79%, to $43,000 in the quarter ended March 31, 1996, from $24,000 in the corresponding prior year quarter. This increase is due to an increase in cash and cash equivalents.

Interest expense for the three months ended March 31, 1996, decreased $15,000, or 6%, to $249,000 from $264,000 for the three months ended March 31, 1995. Such decrease is attributable to general decreases in interest rates.

Research and development expense increased to $17,000 from $0 in the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The Company met its contractual funding commitment in the fourth quarter of fiscal 1994, but has made voluntary payments for third party consulting services.

The net loss for the three months ended March 31, 1996, includes income of $65,000 representing the Company's equity interest in the income of the Alabama NGL fractionating plant. The plant commenced testing operations in late November 1995 and became profitable during the second quarter of fiscal 1996.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1996, AND 1995

The Company reported a net loss of $412,000 for the six months ended March 31, 1996, and a net loss of $724,000 for the six months ended March 31, 1995. The $312,000 decrease in the net loss for the first half of fiscal 1996, compared to the net loss reported for the first half of fiscal 1995, was due primarily to lower DD&A expense in the fiscal 1996 period. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the six months ended March 31, 1996, decreased $787,000, or 13%, to $5,317,000 from $6,104,000 in the corresponding fiscal 1995 period. Oil volumes decreased 44,000 barrels, or 15%, to 242,000 barrels versus 286,000 barrels in the prior year period, decreasing revenue by $665,000. Gas volumes decreased 371,000 Mcf, or 32%, to 788,000 Mcf in the current period compared to 1,159,000 Mcf in the six months ended March 31, 1995, resulting in a $542,000 decrease in revenues. The volume decreases are attributable to both the sale of producing properties and to declining production rates. Average oil prices increased 9% to $16.41 per barrel for the six months ended March 31, 1996, from $15.12 per barrel for the corresponding prior year period, resulting in a $312,000 increase in revenue. Gas prices increased 9% to $1.59 per Mcf in the current period versus $1.46 in the prior year period, resulting in a $102,000 revenue increase. Saltwater disposal and other income increased $6,000 from the corresponding fiscal 1995 period.

Operating expenses decreased $127,000, or 4%, to $2,698,000 from $2,825,000 reported in fiscal 1995. The decrease was primarily attributable to the disposition of producing properties. However, the Company's average lifting cost per equivalent barrel increased 17% to $6.73 in the first six months of fiscal 1996 from $5.73 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $39,000, or 6%, to $691,000 during the six months ended March 31, 1996, compared to $652,000 for the prior year period, primarily due to increased payroll costs.

DD&A expense for the six months ended March 31, 1996, decreased by $897,000, or 31%, to $2,006,000 from $2,903,000 reported for the comparable fiscal 1995 period. The decrease is attributable to the sale of producing reserves and to lower production volumes.

Interest income increased $67,000, or 152%, to $111,000 in the six months ended March 31, 1996, from $44,000 in the corresponding prior year period. This increase is primarily due to an increase in cash and cash equivalents.

Interest expense for the six months ended March 31, 1996, decreased $19,000, or 4%, to $505,000 from $524,000 for the six months ended March 31, 1995. Such decrease is attributable to general decreases in interest rates.

The net loss for the six months ended March 31, 1996, includes income of $37,000 representing the Company's equity interest in the income of the Alabama NGL fractionating plant. The plant commenced testing operations in late November 1995, operated at a loss during the first quarter, and became profitable during the second quarter of fiscal 1996.

                            PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          See Note 2 to the consolidated financial statements under
          Part I - Item 1.

Item 2.   Changes in Securities

          See Note 3 to the consolidated financial statements under
          Part I - Item 1.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Filed in Part I

                    11.     Computation of per share earnings

               Filed in Part II

                    4.47 Fourth Amendment of Revolving Credit and Term Loan Agreement dated as of March 31, 1996, by and among Tipperary Corporation, and Tipperary Oil & Gas Corporation, and Colorado National Bank, successor in interest to Central Bank National Association.

                    27.     Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tipperary Corporation
                                   -------------------------------------------
                                   Registrant



Date:     May 14, 1996        By:  /s/ David L. Bradshaw
                                   --------------------------------------------
                                   David L. Bradshaw, President, Chief
                                   Executive Officer



Date:     May 14, 1996        By:  /s/ Paul C. Slevin
                                   --------------------------------------------
                                   Paul C. Slevin, Chief Financial Officer



Date:     May 14, 1996        By:  /s/ Wayne W. Kahmeyer
                                   --------------------------------------------
                                   Wayne W. Kahmeyer, Controller and Principal
                                   Accounting Officer