Form 10-Q
period 1996-06-30
TIPPERARY CORP
filed 1996-08-14
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               ---------------------

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)



          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado                             80202
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
Yes      X          No
     ----------        ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding August 14 1996
- ----------------------------                 ---------------------------
Common Stock, $.02 par value                 13,050,271 shares

                       TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         June 30, 1996 and September 30, 1995                1

                         Consolidated Statement of Operations
                         Three months and nine months ended
                         June 30, 1996 and 1995                              2

                         Consolidated Statement of Cash Flows
                         Nine months ended June 30, 1996 and 1995            3

                         Notes to Consolidated Financial Statements          4

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        5-9


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       10

          Item 2.   Changes in Securities                                   10

          Item 3.   Defaults Upon Senior Securities                         10

          Item 4.   Submission of Matters to a Vote of Security Holders     10

          Item 5.   Other Information                                       10

          Item 6.   Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                                  11

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)

                                                   June 30,      September 30,
                                                     1996             1995
                                                  ----------     -------------

ASSETS
Current assets:
   Cash and cash equivalents                      $    2,704        $    4,193
   Receivables                                         2,134             2,355
   Inventory                                             190               190
   Current portion of deferred income taxes,
      net                                                  -                21
   Other current assets                                  164               176
                                                  ----------        ----------
      Total current assets                             5,192             6,935
                                                  ----------        ----------

Property, plant and equipment, at cost:
   Oil and gas properties, full cost method          122,045           113,188
   Other property and equipment                        2,276             1,998
                                                  ----------        ----------
                                                     124,321           115,186
Less accumulated depreciation, depletion and
   amortization                                      (84,491)          (81,527)
                                                  ----------        ----------
   Property, plant and equipment, net                 39,830            33,659
                                                  ----------        ----------


Noncurrent portion of deferred income taxes, net       3,191             3,170
Investment in preferred stock                          1,770             1,770
Investment in NGL fractionating plant                  2,454             1,454
Other noncurrent assets                                  111                56
                                                  ----------        ----------
                                                  $   52,548        $   47,044
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt              $        -        $        -
   Accounts payable                                      552               775
   Accrued liabilities                                   240               194
   Income taxes payable                                    -                42
   Production taxes payable                              185               257
   Royalties payable                                     172               212
                                                  ----------        ----------
      Total current liabilities                        1,149             1,480
                                                  ----------        ----------

Long-term debt, net of current portion                15,746            15,746
Commitments and contingencies (Note 2)

Stockholders' equity:
   Common stock; par value $.02; 20,000,000
      shares authorized; 12,641,404 issued
      and 12,613,604 outstanding in 1996;
      11,237,404 issued and 11,209,604
      outstanding in 1995                                253               225
   Capital in excess of par value                    104,498            98,424
   Accumulated deficit                               (69,027)          (68,760)
   Treasury stock, at cost; 27,800 shares                (71)              (71)
                                                  ----------        ----------
      Total stockholders' equity                      35,653            29,818
                                                  ----------        ----------
                                                  $   52,548        $   47,044
                                                  ==========        ==========

            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                    Three months ended     Nine months ended
                                         June 30,               June 30,
                                   -------------------    --------------------
                                     1996       1995        1996        1995
                                   --------   --------    --------    --------

Revenues                           $  3,084   $  3,132    $  8,401    $  9,236

Costs and expenses:
   Operating                          1,404      1,468       4,102       4,293
   General and administrative           380        335       1,071         987
   Depreciation, depletion and
      amortization                      987      1,210       2,993       4,113
                                   --------   --------    --------    --------

      Total costs and expenses        2,771      3,013       8,166       9,393
                                   --------   --------    --------    --------

      Operating income (loss)           313        119         235        (157)

Other income (expense):
   Interest income                       66         42         177          86
   Dividend income                       21         22          65          66
   Interest expense                    (226)      (266)       (731)       (790)
   Research and development expense       -        (12)        (17)        (24)
                                   --------   --------    --------    --------

      Total other expense              (139)      (214)       (506)       (662)

      Income (loss) before
         income tax                     174        (95)       (271)       (819)

Income tax benefit (expense)             22        (48)         18         (48)

Income (loss) before equity in
   loss of NGL fractionating plant      196       (143)       (253)       (867)

Equity in loss of NGL
   fractionating plant                  (51)         -         (14)          -
                                   --------   --------    --------    --------

Net income (loss)                  $    145   $   (143)   $   (267)   $   (867)
                                   ========   ========    ========    ========

Net income (loss) per share        $    .01   $   (.01)   $   (.02)   $   (.08)
                                   ========   ========    ========    ========

Weighted average shares
   outstanding                       11,911     11,188      11,441      11,188
                                   ========   ========    ========    ========


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)



                                                     Nine months ended
                                                          June 30,
                                                    1996          1995
                                                  --------      --------

Cash flows from operating activities:
Net loss                                          $   (267)     $   (867)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation, depletion and amortization       2,993         4,113
      Equity in loss of NGL fractionating plant         14             -
      Deferred lease obligation                          -            (7)
      Change in assets and liabilities:
         Decrease in receivables                       221           449
         Decrease in other current assets               12           217
         Increase (decrease) in accounts payable,
            accrued liabilities, and production
            and income taxes payable                  (291)          529
         Decrease in royalties payable                 (40)         (141)
         Other                                         (84)           36
                                                  --------      --------
Net cash provided by operating activities            2,558         4,329
                                                  --------      --------

Cash flows from investing activities:
   Proceeds from asset sales                           234         5,046
   Investment in NGL fractionating plant            (1,014)         (717)
   Capital expenditures                             (9,369)       (5,386)
                                                  --------      --------
Net cash used in investing activities              (10,149)       (1,057)
                                                  --------      --------

Cash flows from financing activities:
   Proceeds from issuance of stock                   6,102             -
                                                  --------      --------
Net cash provided by financing activities            6,102             -
                                                  --------      --------

Net increase (decrease) in cash and cash
   equivalents                                      (1,489)        3,272

Cash and cash equivalents at beginning of period     4,193         2,308
                                                  --------      --------

Cash and cash equivalents at end of period        $  2,704      $  5,580
                                                  ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                       $    738      $    790
   Income taxes                                   $     11      $     52


            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIRIES
                     Notes to consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Representation
- ---------------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at June 30, 1996, and the results of its operations for the three-month and nine-month periods ended June 30, 1996, and 1995. The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The Company's investments in limited liability companies, over which it exercises significant influence, are accounted for under the equity method. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1995. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
- ---------------------------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the write-down to recoverable value of certain long-lived assets. The Company must apply SFAS 121 to all of its long-lived assets other than oil and gas properties, which will continue to be accounted for using the full cost method, by no later than its fiscal year ending September 30, 1997. The Company has not determined the effect, if any, that the adoption of SFAS 121 will have on its financial condition or results of operations.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires the recording or disclosure of the value of stock options or other equity instruments issued to employees. The Company must adopt the provisions of SFAS 123 no later than its fiscal year ending September 30, 1997. The Company has not determined the effect, if any, that the adoption of SFAS 123 will have on its financial condition or results of operations.

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

NOTE 3 - ISSUANCE OF COMMON STOCK

In May 1996, the Company sold 1,400,000 shares of its common stock to two institutional investors. The proceeds of $6,102,000 were used to acquire from an unaffiliated interest holder an additional 15.75% capital bearing interest in the Comet Ridge coalbed methane project in Queensland, Australia. After this acquisition, the Company's interest in the project bears 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest is 38.6016% prior to project payout. Subsequent to project payout, the Company's interest will bear 36.6% of capital and operating expenses and its net revenue interest will be 32.94%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- -------------------

The Company had cash and cash equivalents of $2,704,000 as of June 30, 1996, versus $4,193,000 as of September 30, 1995. During the nine months ended June
30, 1996, cash flows were provided primarily by financing activities.   In May
1996, the Company received $6,102,000 from the sale of common stock and used the proceeds to purchase an additional interest in the Comet Ridge coalbed methane project in Queensland, Australia. During the nine months ended June 30, 1995, cash flows were provided by the Company's producing oil and gas properties. Net cash provided by operating activities was $2,558,000 and $4,329,000 for the nine months ended June 30, 1996, and 1995, respectively. The decrease was attributable primarily to declining revenues, and to payments of accrued payables and other liabilities during the nine months ended June 30, 1996, as compared to the corresponding period in fiscal 1995. The Company has continued to utilize cash on hand, along with cash flows from producing properties and cash proceeds from property sales, to fund its domestic and international exploration projects and construction of the Alabama NGL fractionating plant. The Company made no principal payments in either period on its long-term debt, all of which was owed to the Company's commercial bank lender.

During the nine months ended June 30, 1996, the Company incurred $9,369,000 in capital expenditures, and invested an additional $1,014,000 in two separate limited liability companies for completion of the construction of the NGL fractionating plant. Offsetting these, were proceeds of $234,000 from the sale of miscellaneous producing oil and gas properties, resulting in net cash used in investing activities of $10,149,000. The capital expenditures of $9,369,000 included $6,774,000 expended on the Comet Ridge project in Queensland, Australia, of which $6,100,000 was used for the purchase of an additional 15.75% capital bearing interest. Other capital expenditures during this period included $586,000 on the Missouri River exploration project in Montana, $599,000 in other Williston Basin leasehold costs, and $1,410,000 primarily attributable to recompletions and other domestic drilling activities. During the nine months ended June 30, 1995, capital expenditures of $5,386,000 and an investment of $717,000 in the entities owning the NGL fractionating plant were offset by proceeds from the sale of producing properties of $5,046,000, resulting in net cash used in investing activities of $1,057,000. The capital expenditures of $5,386,000 included $3,318,000 expended on the Comet Ridge project, $758,000 attributable to the Missouri River project, and $1,310,000 expended for various other domestic drilling and recompletion projects and other property, plant and equipment additions.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions serve to partially mitigate the effects of lower oil prices. The Company presently has hedged, under swap agreements, 20,000 barrels per month (approximately 49%) of its projected fourth quarter fiscal 1996 oil production. These swap agreements provide an average floor price of approximately $16.88 per barrel as quoted on the New York Mercantile Exchange ("NYMEX"), and allow upside participation percentages of 50% of price increases above the specific floor level. Under similar swap agreements, the Company has hedged 10,000 barrels per month (approximately 27%) of its projected fiscal 1997 oil production at an average floor price of $17.70 per barrel. The Company's actual price received at the wellhead during the nine months ended June 30, 1996, averaged $2.46 per barrel below NYMEX prices. Oil revenues for the nine months ended June 30, 1996, represented 76% of total oil and gas revenues. None of the Company's gas production is currently hedged. Net payments pursuant to the Company's hedging activities for the nine months ended June 30, 1996, and 1995 were approximately $222,000 and $164,000, respectively. Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to June 30, 1996, could cause a significant reduction in cash flows available for the funding of capital projects and reduction of bank debt, and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement provides a maximum facility of $40,000,000, subject to borrowing base limitations described below. At the Company's option, interest on the revolving loan (the "revolver") is payable at either (i) the bank's Base Rate or (ii) the London Interbank Offered Rate ("LIBOR") plus 1.5%. The LIBOR-based option may be selected for periods not exceeding 90 days. At June 30, 1996, the weighted average interest rate for amounts under the revolver was 7.04%. The agreement also provides for a $10,000,000 fixed rate loan at 5.92%, with interest payable monthly and principal due in full on September 30, 1996. The bank and the Company have agreed that, upon maturity, the fixed rate loan will convert to a revolving loan pursuant to the current terms of the revolver. The total outstanding loan balance at June 30, 1996, was $15,746,000; $10,000,000 under the fixed rate loan and $5,746,000 under the revolver. Upon expiration of the revolver, the LIBOR/Base Rate loan was scheduled to convert to a four-year term loan on April 5, 1997. This conversion date was extended to October 5, 1997. It may be extended again, although the

Company has no such guarantee. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, any of which may change from time to time and which may not agree with the Company's assumptions. At September 30, 1995, the borrowing base was $16,400,000, and was reset at $16,000,000 in February 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either (i) make a cash payment to the bank equal to or greater than such excess or (ii) provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. The Company anticipates further reductions in the borrowing base and intends to use cash generated from the sale of partial interests in its exploratory projects, proceeds from the sale of minor value producing properties and cash received upon exercise of warrants subsequent to June 30, 1996, to reduce the outstanding loan balance. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The credit agreement provides that the Company may not pay dividends without the prior approval of the bank.

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

Domestic Exploration
- --------------------

Missouri River Project. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a 3-D seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several drillable prospects. The Company drilled a dry hole on the first prospect tested in February 1996. As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000. An additional $586,000 was incurred during the first nine months of fiscal 1996, bringing the total investment to $2,401,000 as of June 30, 1996. The Company has had discussions with potential drilling partners in the past, and will continue to seek third party participants in this project.

Other Williston Basin Prospects. In different areas of the Williston Basin, the Company has identified numerous other individual prospects and has acquired leasehold acreage with the intent to conduct 3-D seismic surveys and commence an exploratory drilling program. As of June 30, 1996, the Company had acquired approximately 30,000 net acres on 29 prospects and had invested approximately $656,000 in these areas. The Company is currently in discussions to secure additional funding for these projects by involving industry partners as participants.

International Exploration and Development
- -----------------------------------------

The Company owns a 45.75% nonoperating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company's interest bears 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest is 38.6016% prior to project payout. Subsequent to project payout, the Company's interest will bear 36.6% of capital and operating expenses and its net revenue interest will be 32.94%. The Company increased its ownership interest in the project from 30% to 45.75% in June 1996 with the acquisition of an additional 15.75% capital bearing interest for approximately $6,100,000. The purchase was financed through the May 1996 issuance of 1,400,000 shares of the Company's common stock.

The joint venture conducting the project (the "Group") holds an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may apply for petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. The Group has been granted petroleum leases covering approximately 167,000 acres. The balance of acreage included within the ATP is subject to contraction or relinquishment on certain dates in the future should the Queensland Minister for Mines and Energy deem that insufficient exploration activity has occurred. The Group intends to request extensions of any contraction of the ATP based upon the significant level of investment and activity conducted in the past two years and that planned for the future. The next scheduled date to determine any contractions is November 1, 1996.

As of June 30, 1996, the Group had drilled a total of 16 wells on the ATP. One well, located on the northern portion of the ATP, has been drilled and is awaiting further completion procedures. Fifteen of the wells located in the Fairview area of the southern portion of the ATP have been completed and have been production tested to varying degrees. Fourteen of the wells have been producing for several months for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. No additional wells have been drilled since September 30, 1995; however, the Company anticipates resumption of drilling activity during the fourth quarter of fiscal 1996, or early in the first quarter of fiscal 1997. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 wells in the core Fairview area. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property will be commercially productive.

The Group has entered into an agreement to negotiate a gas contract with a Brisbane-based utility. The agreement constitutes an intent to negotiate specific terms in good faith for the delivery of approximately 57 petajoules, or roughly 57 BCF, over 15 years beginning in January 1997, or as soon as a pipeline connection can be made. The Group is currently receiving and reviewing proposals from third party companies to build a pipeline from the Fairview area to the Queensland Gas Pipeline. This pipeline, which was recently purchased from the state of Queensland by Pacific Gas Transmission, can deliver gas into the Brisbane and Gladstone market areas.

The Company cannot predict future capital requirements, but is currently discussing project financing proposals being presented to the Group by third parties. The Company will consider these proposals as well as corporate level financing. The availability of capital resources may affect the Company's timing for future development of the project and there can be no assurance that the project will be developed as presently contemplated. As of June 30, 1996, the Company's investment in the project totaled approximately $11,899,000.

Other Activities
- ----------------

NGL Fractionating Plant. On August 19, 1994, the Company entered into an agreement with four other parties to form a Utah limited liability company ("Utah LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the "Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company ("Alabama LLC") to construct and operate the Plant. The Company initially committed to contribute $1,148,000 in cash in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1995, following certain cost overruns and construction delays, the Company agreed to increase its investment in connection with a restructuring of the Plant ownership. During the quarter ended March 31, 1996, the Company purchased the interest of one of the members of the Alabama LLC. After this purchase, the Company owns an interest in the Plant of approximately 55% prior to payout and approximately 47% thereafter. As a result of the additional investment to cover cost overruns, the Company receives a preferential distribution of an additional 3.999%.

The Plant commenced testing operations in late November 1995, and is now operating at almost full capacity. As of September 30, 1995, the Company had invested $1,454,000, which investment increased to $2,454,000 as of June 30, 1996. The investment at June 30, 1996, is net of a distribution of $83,000 and includes a net loss of $14,000, which represents the Company's share of the net loss from the Plant's operations from start-up through June 30, 1996. Before depreciation, depletion and amortization ("DD&A"), the Company's share of income was $117,000. The results of plant operations to date have been hindered by weak product margins during the summer months and also to certain mechanical inefficiencies. Certain of these mechanical inefficiencies have been corrected and the others are currently being corrected. The Company and its co-owners commissioned a study by a third party chemical engineering consultant who concluded that the plant is capable of operating and performing as designed.

Research Project. The Company has funded a research project conducted by Texas Tech University ("Texas Tech") for development of a clean-up technology designed to biodegrade absorbent materials used in the clean-up of contaminants, including oil. An environmental research team, which was retained by the Company to determine commercial applications for the process, has reported that the commercialization opportunities are likely greater with respect to removal of contaminants other than oil. Subject to a 10% sales royalty to be paid to Texas Tech, the Company may acquire licensing rights to the technology. Costs incurred pursuant to this arrangement are expensed as incurred. During the nine months ended June 30, 1996, the Company paid $17,000 for third party consulting services.

Management does not anticipate any significant further expenditures to be incurred, and intends to explore the sale of the Company's rights to the technology.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996, AND 1995

The Company reported net income of $145,000 for the three months ended June 30, 1996, compared to a net loss of $143,000 for the three months ended June 30, 1995. The $288,000 increase in net income for the third quarter of fiscal 1996, compared to the third quarter of fiscal 1995, is primarily due to lower DD&A expense in the fiscal 1996 quarter. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended June 30, 1996, decreased $48,000, or 2%, to $3,084,000 from $3,132,000 in the corresponding fiscal 1995 period. Oil volumes decreased 24,000 barrels, or 17%, to 121,000 barrels versus 145,000 barrels in the prior year period, decreasing revenue by $395,000. Gas volumes decreased 97,000 Mcf, or 20%, to 396,000 Mcf in the current period compared to 493,000 Mcf in the three months ended June 30, 1995, resulting in a $139,000 decrease in revenues. The decreases in volumes produced are attributable to both the sale of producing properties and to declining production rates.
Average oil prices increased 16% to $19.11 per barrel for the three months ended June 30, 1996, from $16.45 per barrel for the corresponding prior year quarter, resulting in a $322,000 increase in revenue. Gas prices increased 31% to $1.87 per Mcf in the current quarter versus $1.43 in the prior year quarter, resulting in a $174,000 revenue increase. Saltwater disposal and other income decreased $10,000 from the corresponding fiscal 1995 quarter.

Operating expenses decreased $64,000, or 4%, to $1,404,000 from $1,468,000 reported in fiscal 1995. The decrease was primarily attributable to the disposition of producing properties. The Company's average lifting cost per equivalent barrel increased 18%, however, to $7.38 in the three month period of fiscal 1996 from $6.27 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $45,000, or 13%, to $380,000 during the three months ended June 30, 1996, compared to $335,000 for the prior year period. The increase was attributable to increased payroll costs and consulting fees.

DD&A expense for the three months ended June 30, 1996, decreased by $223,000, or 18%, to $987,000 from $1,210,000 reported for the comparable fiscal 1995 period. The decrease is attributable to the sale of producing reserves and to lower production volumes.

Interest income increased $24,000, or 57%, to $66,000 in the quarter ended June 30, 1996, from $42,000 in the corresponding prior year quarter. This increase is due to an increase in the average balance of cash and cash equivalents.

Interest expense for the three months ended June 30, 1996, decreased by $40,000, or 15%, to $226,000 from $266,000 for the three months ended June 30, 1995. Prior to capitalization of interest, interest expense decreased by $14,000, or 5%. Such decrease is attributable to general decreases in interest rates.

Research and development expense decreased to $0 from $12,000 in the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The Company has met a contractual funding commitment, but has periodically made voluntary payments for third party consulting services.

Current income tax expense decreased $70,000, or 146%, to a benefit of $22,000 from an expense of $48,000 in the prior year period. This decrease is due to a decrease in taxable income.

The net income for the three months ended June 30, 1996, includes a loss of $51,000 representing the Company's equity interest in the net loss of the Alabama NGL fractionating plant. Before DD&A, this loss was $2,000. The plant's loss is attributable to the seasonal reduction in product margins and certain mechanical inefficiencies which have been or are now being corrected.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1996, AND 1995

The Company reported a net loss of $267,000 for the nine months ended June 30, 1996, and a net loss of $867,000 for the nine months ended June 30, 1995. The $600,000 decrease in the net loss for the first nine months of fiscal 1996, compared to the net loss reported for the corresponding period in fiscal 1995, was due primarily to lower DD&A expense in the fiscal 1996 period. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the nine months ended June 30, 1996, decreased $835,000, or 9%, to $8,401,000 from $9,236,000 in the corresponding fiscal 1995 period. Oil volumes decreased 68,000 barrels, or 16%, to 363,000 barrels versus 431,000 barrels in the prior year period, decreasing revenue by $1,059,000. Gas volumes decreased 468,000 Mcf, or 28%, to 1,184,000 Mcf in the current period compared to 1,652,000 Mcf in the nine months ended June 30, 1995, resulting in a $679,000 decrease in revenues. The volume decreases are attributable to both the sale of producing properties and to declining production rates. Average oil prices increased 11% to $17.31 per barrel for the nine months ended June 30, 1996, from $15.57 per barrel for the corresponding prior year period, resulting in a $632,000 increase in revenue. Gas prices increased 16% to $1.68 per Mcf in the current period versus $1.45 in the prior year period, resulting in a $272,000 revenue increase. Saltwater disposal and other income decreased $1,000 from the corresponding fiscal 1995 period.

Operating expenses decreased $191,000, or 4%, to $4,102,000 from $4,293,000 reported in fiscal 1995. The decrease was primarily attributable to the disposition of producing properties. However, the Company's average lifting cost per equivalent barrel increased 18% to $6.95 in the first nine months of fiscal 1996 from $5.90 in the prior year period. This increase was attributable primarily to declining production rates.

General and administrative expenses increased by $84,000, or 9%, to $1,071,000 during the nine months ended June 30, 1996, compared to $987,000 for the prior year period, primarily due to increased payroll costs and consulting fees.

DD&A expense for the nine months ended June 30, 1996, decreased by $1,120,000, or 27%, to $2,993,000 from $4,113,000 reported for the comparable fiscal 1995 period. The decrease is attributable to the sale of producing reserves and to lower production volumes.

Interest income increased $91,000, or 106%, to $177,000 in the nine months ended June 30, 1996, from $86,000 in the corresponding prior year period. This increase is primarily due to an increase in the average balance of cash and cash equivalents.

Interest expense for the nine months ended June 30, 1996, decreased $59,000, or 7%, to $731,000 from $790,000 for the nine months ended June 30, 1995. Prior to capitalization of interest, interest expense decreased by $19,000, or 2%. Such decrease is attributable to general decreases in interest rates.

Research and development expense decreased $7,000, or 29%, to $17,000 from $24,000 in the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. The Company has met a contractual funding commitment, but has made voluntary payments for third party consulting services.

Current income tax expense decreased $66,000, or 138%, to a benefit of $18,000 from an expense of $48,000 in the prior year period. This decrease is due to a decrease in taxable income.

The net loss for the nine months ended June 30, 1996, includes a loss of $14,000 representing the Company's equity interest in the net loss of the Alabama NGL fractionating plant. Before DD&A, the Company's share of net income was $117,000. The plant generated losses during start-up operations, which were
first commenced with testing operations in late November 1995.   The plant was
profitable during the second quarter of fiscal 1996, and then generated losses during the quarter ended June 30, 1996, due to the seasonal reduction in product margins and certain mechanical inefficiencies which have been or are now being corrected.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
- ------

          See Note 2 to the consolidated financial statements under
          Part I - Item 1.

Item 2.   Changes in Securities
- ------

          See Note 3 to the consolidated financial statements under
          Part I - Item 1.

Item 3.   Defaults Upon Senior Securities
- ------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
- ------

          None

Item 5.   Other Information
- ------

          Effective July 11, 1996, James A. McAuley, 65, resigned from the Company's Board of Directors, after serving as a Director for nine years, in order to pursue other business interests. Kenneth L. Ancell, 53, a petroleum engineer and a principal in the Houston-based consulting engineering firm of Fairchild, Ancell and Wells, was elected to the Board. Mr. Ancell has specialized in, and has particular expertise in, coalbed methane development and oil and gas recovery processes.


Item 6.   Exhibits and Reports on Form 8-K
- ------

          (a)  Exhibits:
               --------

               Filed in Part I

                    None

               Filed in Part II

                    27     Financial Data Schedule.

          (b)  Reports on Form 8-K:
               -------------------

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


                                   Tipperary Corporation
                                   -------------------------------------
                                   Registrant



Date:     August 14, 1996          By:  /s/ David L. Bradshaw
                                   -------------------------------------
                                   David L. Bradshaw, President, Chief
                                   Executive Officer



Date:     August 14, 1996          By:  /s/ Paul C. Slevin
                                   -------------------------------------
                                   Paul C. Slevin, Chief Financial Officer



Date:     August 14, 1996          By:  /s/ Wayne W. Kahmeyer
                                   -------------------------------------
                                   Wayne W. Kahmeyer, Controller and
                                   Principal Accounting Officer