Form 10-K405
period 1996-09-30
TIPPERARY CORP
filed 1996-12-30
CIK 98410

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

          For the transition period from _________________ to _______________
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

          Registrant's telephone number, including area code (303) 293-9379

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                Name of each exchange on which registered
    -----------------------------      -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
          ---

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 2, 1996, was $37,173,000.

Shares of the registrant's Common Stock outstanding as of December 2, 1996:
13,050,271 shares.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders filed within 120 days after the fiscal year ended September 30, 1996 (Part III).

                                     PART I

ITEMS 1 AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company was organized as a Texas corporation in January 1967, and its executive offices are located at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202. The Company's major areas of operations are in the Permian Basin, the Rocky Mountain and Mid-Continent areas of the United States, and in Queensland, Australia, where it is involved in a coalbed methane project.

The Company's capital expenditures during the fiscal years ended 1994, 1995 and 1996 were primarily directed to the exploration and development projects discussed herein, as opposed to the producing property acquisition strategy employed during fiscal 1992 and 1993. During fiscal 1996, the Company increased its exploitation efforts involving the Company's existing wells and increased its ownership interest in the Comet Ridge coalbed methane project in Queensland, Australia, from 30% to 45.75%. Subsequent to September 30, 1996, the Company acquired and then exercised an option to purchase an additional 5% interest in this project and anticipates closing the transaction in January 1997.

STRATEGY

In fiscal 1994, the Company redirected its domestic strategy from acquiring producing properties to acquiring undeveloped leasehold acreage with the intent of identifying exploratory prospects through the utilization of three-dimensional ("3-D") seismic surveys. Numerous prospects were identified in fiscal 1995 and 1996, and in fiscal 1996 the Company secured funding for one of its two major projects through the sale of partial interests to two industry partners which will participate in the exploration activities. In addition to these efforts, during fiscal 1996 the Company continued a modest amount of development drilling and increased its involvement in exploitation projects on its existing producing wells. These activities were carried out at relatively low costs and more quickly than new projects in an effort to increase daily production volumes and mitigate natural production declines. The exploitation activities on existing wells involved efforts to enhance value through various techniques such as recompletion, deepening and stimulation projects. These projects, as well as exploratory and development drilling opportunities, are evaluated based upon estimated rates of return as well as estimated potential reserves and associated risk levels. In fiscal 1996, exploitation projects have resulted in incremental production volumes which have offset a substantial portion of natural production declines.

Since fiscal 1992, the Company's international exploration efforts have been focused on the Comet Ridge coalbed methane project. Commencing in fiscal 1996, the Company's strategy was to increase its ownership interest in the project, together with its co-venturers initiate gas contract negotiations, identify parties interested in constructing a connecting pipeline and begin the process of requesting project financing proposals.

EXPLORATION ACTIVITIES

INTERNATIONAL - COMET RIDGE COALBED METHANE PROJECT. In April 1992, the Company acquired a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. As of September 30, 1996, the co-venturers conducting the project (the "Group") had acquired from the Queensland government an Authority to Prospect ("ATP") covering approximately 1,365,000 acres. The holder of the ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted petroleum leases covering approximately 167,000 acres in the area known as "Fairview," which is in the southern portion of the ATP. In October 1996, the Group filed for a four-year renewal of the ATP, and proposed to voluntarily relinquish approximately 20% of its acreage along the western border of the ATP, which the Group considers to be of only marginal interest. The ATP was renewed, effective November 1, 1996, for a four-year period. The Group's renewed ATP covers approximately 1,088,000 acres, of which approximately 167,000 acres are already covered by petroleum leases. The new ATP requires certain minimum expenditures, based on current exchange rates, of approximately $248,000 in year one, $448,000 in years two and three, and $800,000 in year four. The Company would be responsible for its pro rata share of these expenditures.

Gas contained in coal deposits has become a significant source of United States natural gas reserves and is expected to be a significant gas source worldwide as well. Commercial production of coalbed methane in large quantities began in the 1980's. The success of coalbed methane production in the United States has generated increasing interest in coalbed methane exploration worldwide. Coal is formed from buried deposits of organic material, and the depositional environment and composition of the coal affect the quantity and quality of the coal gas. Frequently, natural coal fractures are initially filled with water, which must be removed in order to lower the reservoir pressure sufficiently to allow the release of gas from the coal into the fractures. A coalbed deposit must exhibit the following properties in order to be commercially viable: sufficient coal reserves (seam thickness and areal extent); sufficient gas content in the coal; and an adequate fracture system to obtain commercial gas flow rates. The Company believes the coals drilled to date in the Comet Ridge project exhibit these commercial characteristics. Two-dimensional seismic surveys conducted in the Fairview area indicate the continued presence of coal in the area surveyed, which covers over 300 square kilometers.

Drilling operations in the Comet Ridge project commenced in November 1993 when one noncommercial well was drilled on adjacent farmout acreage that has since been relinquished. During fiscal 1994, two wells were drilled and, in fiscal 1995, an additional 14 wells were drilled, all within the Group's original ATP. No additional wells were drilled in fiscal 1996. All fifteen of the wells in the Fairview area have been completed. Twelve wells were in the de-watering phase and two wells which produce gas with no water were shut-in as of September 30, 1996. One additional well shut-in as of September 30, 1996, was subsequently placed on production and is currently de-watering. Natural gas has been produced for several months and continued de-watering is expected to further increase production rates. The gas is being flared pending construction of a pipeline, gathering lines and compression facilities. During fiscal 1996, 14 of the wells in a core area were tested extensively for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property is commercially productive. However, the availability of sufficient capital resources may affect the Company's timing for future development of the project and there can be no assurance that the project will be developed as presently contemplated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In June 1996, the Company increased its ownership in the Comet Ridge project from 30% to 45.75% with the acquisition of an additional 15.75% capital-bearing interest for approximately $6,100,000. The purchase was financed through the issuance of 1,400,000 shares of the Company's common stock in a private placement. The Company's interest bears 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest is 38.6016% prior to project payout. Subsequent to project payout, the Company's interest bears 36.6% of capital and operating expenses and its net revenue interest is 32.94%.

Subsequent to September 30, 1996, the Company acquired and then exercised an option to purchase an additional 5% non-operating interest in the project from co-venturers for approximately $2,300,000. The Company will finance this acquisition through a bridge loan from an affiliate of its largest shareholder.

During fiscal 1996, the Group began negotiations regarding a gas contract with a Brisbane-based gas utility. The general terms of discussions contemplate the delivery of approximately 57 petajoules, or roughly 57 billion cubic feet of gas over 15 years beginning as soon as a pipeline is constructed over the 17 miles from the Fairview area to the PGT Queensland Gas Pipeline, which runs from Wallumbilla to Gladstone, or approximately 300 miles. The PGT Queensland Gas pipeline was acquired for approximately US $125 million during fiscal 1996 by PGT Australia, a subsidiary of Pacific Gas Transmission, a Portland, Oregon-based gas transmission company. PGT Australia has also announced plans for investment in the construction of a new pipeline originating near the Group's ATP area and running approximately 275 miles southeast into the Brisbane market area. PGT has estimated preliminarily that its cost to build the pipeline will be approximately US $100 million and that completion of the pipeline is expected in 1999.

PGT Australia has recently informed the Group that it intends to construct the 17-mile pipeline to connect the Fairview area wells to the PGT Queensland Gas Pipeline, and that it plans to operate the line as a part of its pipeline system. PGT has filed an application for a pipeline license with the Queensland Department of Mines and Energy, and more recently has submitted its Environmental Management Plan to the Department. Construction of the pipeline is expected to take approximately three to four months, and PGT is expecting to begin after clearance is received from the Department of Mines and Energy. The Company anticipates that governmental approval will be received by the end of the first quarter of calendar 1997 and no significant problems are anticipated at this time. Connection to the PGT Queensland Gas Pipeline will provide access on the PGT system to markets north of the ATP in Gladstone and Rockhampton, and the possibility of "backhauls" south on other pipelines into the Brisbane market. Upon completion of PGT's proposed new pipeline from the ATP area into the Brisbane area, the Group's gas could be transported to both the Gladstone and Brisbane market areas on the PGT system.

In November 1996, the Company retained an international corporate finance firm which will serve as the Company's agent in seeking capital for the Comet Ridge project. This firm has agreed to identify equity and debt financing sources in Australia, the United States and Europe, with proceeds to be used to develop the project. There can be no assurance that additional funding commitments will be secured or, if secured, that capital will be obtained on terms acceptable to the Company or on a basis that meets the Company's objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

DOMESTIC - MISSOURI RIVER PROJECT. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a 3-D seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several prospects. The Company drilled a dry hole on the first prospect in February 1996. As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000. An additional $605,000, principally the cost of the unsuccessful well, was incurred during fiscal 1996, bringing the total investment to $2,420,000 as of September 30, 1996. The Company's plans include efforts to sell an interest in the project to an industry partner for cash and/or a commitment to fund seismic and possibly drilling expenditures. Discussions are currently being held with third parties interested in such an arrangement.

DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs, and provide for the three parties to jointly pursue exploration activities over the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects within the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November 1996 and initial drilling is expected to begin in the first half of fiscal 1997.

OTHER WILLISTON BASIN PROSPECTS. In different areas of the Williston Basin, the Company has identified several individual prospects and has acquired leasehold acreage with the intent to conduct 3-D seismic surveys and, if warranted, commence additional exploratory drilling.

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled by the Company during fiscal 1996, 1995, and 1994 is as follows:

                               1996               1995                1994
                           -----------        -----------         -----------
                           Gross   Net        Gross   Net         Gross   Net
                           -----   ---        -----   ---         -----   ---
Exploratory
  United States
     Productive              2    0.07         2      .21           -       -
     Dry                     2    0.95         6     1.37           -       -
  Australia
     Productive              -       -         1(1)   .30(1)      2(1)   0.60(1)
     Dry                     -       -         -       -          1      0.30

Development
  United States
     Productive              5    0.36        10      .91        13      1.41
     Dry                     -       -         -       -          1      0.06
  Australia
     Productive              -       -        13(1)  3.90(1)       -        -
     Dry                     -       -         -       -           -        -

Total
     Productive              7    0.43        26     5.32        15      2.01
     Dry                     2    0.95         6     1.37         2      0.36

(1) See above for a discussion of Australia drilling activities in - "Exploration Activities - International."

MAJOR PRODUCING PROPERTIES

The following is a brief description of the Company's major producing areas:

WILLISTON BASIN. From fiscal 1991 to 1993, the Company expended over $14 million for the acquisition of producing properties in the Williston Basin of North Dakota and Montana where it now operates 44 wells. Subsequent to these acquisitions, the Company has established additional reserves through recompletions in different formations in existing wellbores and continues to evaluate these properties for further behind-pipe and in-fill development potential. With discounted future net revenues of approximately $10,240,000, the Company's Williston Basin assets comprise approximately 26% of the Company's total reserve value at September 30, 1996, and account for 37% of the Company's daily oil production and 17% of its daily gas production volumes. During fiscal 1996, the Company successfully completed five exploitation projects in this area which resulted in additional proved reserves of 186,000 barrels of oil equivalent ("BOE") with a discounted future net revenue value of $972,000 as of September 30, 1996. The Company believes additional exploitation potential exists and is currently reviewing other projects on its Williston Basin producing properties.

POWDER RIVER BASIN. The Powder River Basin in northeastern Wyoming has been an area of interest for the Company since October 1991, when it joined with three other companies to acquire both producing properties and undeveloped acreage. The Company's Powder River Basin reserves as of September 30, 1996, had discounted future net revenues of $8,208,000, or 21% of the Company's total reserve value. The Company's total acquisition cost in the area over the past five fiscal years is approximately $4 million and additional capital has been invested in development drilling projects. Net production from the Powder River Basin accounts for approximately 22% of the Company's daily oil production. The Company owns non-operating interests in seven waterflood projects in this area.


EAST TEXAS. The West Buna Field in Jasper and Hardin Counties represents a significant percentage of the Company's Texas reserves. The Company's non-operating interest in this field was acquired in 1993. Total discounted future net revenues from the property were $6,601,000, approximately 17% of the Company's total, as of September 30, 1996. Of this total, $3,096,000 was attributable to proved undeveloped reserves. Both oil and gas volumes and discounted future net revenues applicable to proved undeveloped reserves and proved developed nonproducing reserves were reduced significantly as of September 30, 1994, based upon water encroachment into a producing wellbore during fiscal 1994. No further reserve reductions of a similar nature were necessary as of September 30, 1995 or 1996. During fiscal 1996, net oil and gas production from this field was approximately 4% and 9%, respectively, of the Company's total production volumes.

PERMIAN BASIN. The Company commenced oil and gas operations in Lea County, New Mexico in 1969 when it first acquired interests in the North Bagley Field.
After purchasing additional interests throughout the field in 1984, North Bagley became and today remains the Company's largest single concentration of operated properties. As of September 30, 1996, the Company's North Bagley properties had discounted future net revenues of $3,674,000, representing approximately 9% of the Company's total reserve value. The Company's current net daily production from the North Bagley Field is distributed among 40 wells operated by the Company, and represents approximately 10% and 27%, respectively, of the Company's total daily oil and gas production volumes. During fiscal 1996 the Company initiated exploitation activities in this area which resulted in the addition of 118,000 BOE of proved reserves and $953,000 of discounted future net revenues. In addition to North Bagley, the Company owns and operates properties in several other Lea County fields, including the Mescalero and Shipp fields.

PRODUCTION

The Company's net oil and gas production for fiscal 1996, 1995 and 1994 was as follows:

                        Oil                 Gas
                       (Bbl)               (MCF)
                       -----               -----
          1996        470,000            1,550,000
          1995        565,000            2,061,000
          1994        646,000            2,500,000


AVERAGE PRICES AND AVERAGE LIFTING COSTS

The following table presents certain average price and lifting cost information for each of the years in the three-year period ended September 30, 1996:

                                     Price range
          Average price    -------------------------------
         --------------          Oil               Gas        Average lifting
           Oil     Gas     ---------------    -------------       cost per
          (Bbl)   (MCF)     High     Low      High     Low     Equivalent Bbl
         ------   -----    ------   ------    -----   -----    --------------
1996     $17.76   $1.68    $20.45   $14.57    $1.91   $1.35        $7.30
1995     $15.43   $1.43    $17.70   $12.23    $1.64   $1.14        $6.14
1994     $14.70   $1.65    $16.02   $13.03    $1.74   $1.51        $5.70

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of September 30, 1996:

                     Producing wells                     Acreage
                    Oil          Gas          Producing        Undeveloped
                ------------------------    --------------------------------
State/Country   Gross   Net   Gross  Net     Gross    Net      Gross     Net
-------------   -----   ---   -----  ---     -----    ---      -----     ---

Alabama           11   0.75     -      -     2,647     179     1,758      490
Alaska(1)          -      -     -      -         -       -     3,783      173
Colorado          54   2.08     -      -     3,390     241    63,561   62,775
Indiana            -      -     -      -         -       -     9,548      835
Louisiana          2   0.03     7   0.60     3,893     413         -        -
Montana           46   5.68     -      -     8,291   1,449    87,319   76,054
Nebraska           8   1.70     -      -     1,719     365       640      123
New Mexico        74  44.00   219   8.96    15,369   4,727     4,879      907
North Dakota      71  18.93     -      -    15,778   3,861    36,675   10,163
Oklahoma           8   2.40    18   1.11     6,940   1,596       215       79
Texas             40   4.52    37   6.95    15,660   2,488     1,326      383
Wyoming           50   5.05     -      -    15,240   1,335    19,741    3,098
Australia(2)       -      -    15   6.86     5,000   2,145   162,000   69,842
                 ---  -----   ---  -----    ------  ------   -------  -------

Total            364  85.14   296  24.48    93,927  18,799   391,445  224,922
                 ---  -----   ---  -----    ------  ------   -------  -------
                 ---  -----   ---  -----    ------  ------   -------  -------

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

(2) As of September 30, 1996, the Company owned a non-operating interest in an ATP covering approximately 1,365,000 acres in the Bowen Basin of Queensland, Australia. See the discussion of the November 1996 contraction of the ATP to approximately 1,088,000 acres, above in - "Exploration Activities - International."

The Company's domestic undeveloped leases have various primary terms ranging from one to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company.

Substantially all of the Company's domestic oil and gas properties either have been or may be pledged as security for bank debt. While mortgages have not been filed against many of the properties, additional mortgages will be filed as the Company's bank requires. See Note 5 to the Company's Consolidated Financial Statements.

SALES CONTRACTS

The Company sells its domestic oil and gas production to numerous purchasers, generally under short-term contracts. While certain gas sales are dedicated to gas processing plants for longer terms, a substantial portion of residue gas and plant liquids are typically sold by the plants on a short-term basis. Since numerous purchasers compete to purchase both oil and gas from the Company's properties, the Company does not believe that the loss of any single existing purchaser would have a material adverse effect on its financial condition or results of operations. The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts and agreements. In Australia, no contracts have been entered into, although during fiscal 1996, the Group began negotiations regarding a gas contract with a Brisbane-based gas utility. See the discussion above in - "Exploration Activities - International."

PRICING

Of the Company's total fiscal 1996 oil and gas revenues, approximately 77% was attributable to crude oil sales. Both oil and natural gas prices are subject to significant fluctuations. Natural gas prices fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily on worldwide supply and demand. The majority of the Company's gas sales are through "percentage of proceeds" contracts with gas processing plant owners, whereby the Company receives various percentages of both residue gas and plant liquids sales proceeds. Residue gas sold by the respective gas processing plant owner under these contracts may be sold at "spot" prices or longer term contract prices. The Company has in recent years hedged significant portions of its crude oil and gas sales through both "swap" and put option agreements with financial institutions and direct contracts in the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. Under put option agreements, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option agreement. See the discussion of hedging activities in - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 1 to the Company's Consolidated Financial Statements.

COMPETITION AND OTHER RISKS

The Company competes for available leasehold acreage with companies which are substantially larger and may have greater financial resources. Notwithstanding such competition, the Company believes that its current leasehold position, in combination with leasing in new areas currently being pursued, will provide an adequate inventory of prospects for the exploratory activity the Company expects to carry on for the next two to three years.

This report contains certain statements of future business plans and objectives and statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may be considered forward looking. These forward looking statements are subject to risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The operations of the Company, both domestically and internationally, are subject to risks including, but not limited to, all of the risks that are encountered in the drilling and completing of wells, along with standard risks of oil and gas operations, uninsured hazards, volatile prices and uncertain markets and governmental regulation. Also, operations in Australia will be subject to the development of adequate pipeline facilities, the timing and adequacy of which will be determined by other parties over whom the Company has no control. In addition, efforts to finance the Company's operations in Australia will be subject to the uncertainties set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of these and other risks which relate to the forward looking statements contained herein, please see "Risk Factors" in the Company's Registration Statement on Form S-3, SEC File No. 333-5653, which discussion is incorporated herein by reference, along with other cautionary statements in this report.

OTHER BUSINESS PROPERTIES

NGL FRACTIONATING PLANT INVESTMENT. The Alabama natural gas liquids ("NGL") fractionating plant, which the Company and joint venture partners constructed in fiscal 1994 and 1995, began operations in late November 1995 and is now operating near full capacity. After disappointing results from initial operations, the Company and its co-owners commissioned a study by a third-party chemical engineering consultant who concluded that the plant is capable of operating and performing as designed. Certain of the mechanical inefficiencies have been corrected and a new plant operator was appointed in November 1996. During fiscal 1996, the Company acquired the interest of one of the co-owners and increased its 45% interest in plant profits prior to payout and 27% interest thereafter, to a 55% interest prior to payout and 47% thereafter. This restructuring followed certain cost overruns and construction delays requiring the Company to increase its investment. See Note 4 to the Company's Consolidated Financial Statements.

OTHER. In addition to these primary business activities, the Company owns rights to an interest in a prospect-generating joint venture in China; an option to acquire licensing rights to oil spill cleanup technology; a royalty interest in an Australia bauxite deposit; and a discovered but undeveloped oil and gas property in Alaska. None of these assets currently generates revenues and management anticipates the Company will not be devoting any significant efforts or expenditures on these projects during fiscal 1997.

PROVED OIL AND GAS RESERVES

Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 1996, 1995 and 1994 is included in Note 10 to the Company's Consolidated Financial Statements. In fiscal 1996, information concerning portions of the Company's estimated proved oil and gas reserves was also provided to the U.S. Department of Energy.

SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company has one business segment: Oil and Gas Exploration, Production and Development. The Company had sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1996 totaling 42%, three unaffiliated oil and gas customers during fiscal 1995 totaling 40% and two unaffiliated oil and gas customers during fiscal 1994 totaling 22%. The Company does not believe that the loss of any existing purchaser would have a material adverse effect on its financial condition or results of operations.

UNITED STATES REGULATIONS

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

ENVIRONMENTAL MATTERS. The Company's business activities are subject to changing federal, state and local environmental laws and regulations. The existence of such regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. Recently adopted regulations have, however, resulted in the Company's election to expend additional funds in its continuing effort to comply in all respects with applicable environmental legislation and regulations. During fiscal 1994, the Company voluntarily converted its Lea County, New Mexico saltwater disposal system from surface disposal to subsurface disposal. The state-authorized discharge and safety monitoring system discharged produced formation water into a naturally occurring surface playa lake. Although the Company was not cited for any violations, it was aware that the Environmental Protection Agency had initiated efforts to eliminate surface disposal of produced saltwater in certain instances. The Company incurred approximately $271,000 in costs to effect the conversion. During fiscal 1995 and 1996, the Company incurred approximately $44,000 and $6,000, respectively, in further costs for remediation of previously used facilities. Although the Company expects to incur environmental clean-up expenditures in the future, at this time it is not aware of any such expenditures that would have a material adverse effect on its financial condition or results of operations.

AUSTRALIA REGULATIONS

COMMONWEALTH OF AUSTRALIA REGULATIONS. The regulation of the petroleum industry in Australia is similar to that of the United States, in that regulatory controls are imposed at both the state and commonwealth level. Specific commonwealth regulations impose environmental, cultural heritage and native title restrictions on accessing resources in Australia. These regulations are in addition to any state level regulations.

STATE OF QUEENSLAND REGULATIONS. The regulation of exploration and recovery of petroleum resources within a state is governed by state level legislation. This legislation regulates access to the resource, construction of pipelines and the royalties payable. There is also specific legislation governing cultural heritage, native title and environmental issues. Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the new Environmental Protection Act and associated Environmental Protection Policy from mining and any tenure condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The cost to comply with the foregoing regulations cannot be estimated at this time, although management believes that costs will not significantly hinder or delay the Company's plans in Australia.

AUSTRALIA CRUDE OIL AND GAS MARKETS. The Australia and Queensland onshore crude oil and gas markets are deregulated, with prices being determined exclusively by market forces. At present, the Company does not intend to market its production of natural gas in locations offshore of Australia.

OFFICE FACILITIES

The principal executive offices of the Company are located at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202, where it leases approximately 11,000 square feet of office space from an unaffiliated party.

EMPLOYEES

At September 30, 1996, the Company employed a total of 20 persons, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3.  LEGAL PROCEEDINGS

Information concerning legal proceedings involving the Company is included in
Note 8 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended September 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 16, 1992. As of December 2, 1996, there were approximately 3,000 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

                           Fiscal              Fiscal
                            1996                1995
     Quarter ended     ------------        ------------
     -------------      High   Low         High    Low
                       -----  -----        -----  -----
     December 31       $5.25  $3.75        $4.19  $2.44
     March 31          $6.63  $4.38        $7.13  $3.38
     June 30           $5.75  $4.00        $7.63  $4.81
     September 30      $4.75  $3.63        $5.75  $4.06

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company's bank credit facility provides that dividends may not be paid by the Company without the prior approval of the bank. The Company intends to retain its earnings to provide funds for operations and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data (in thousands, except per share data) for each of the years in the five-year period ended September 30, 1996 is as follows:

                                        1996     1995     1994          1993     1992
                                      -------  -------  -------       -------  -------
Revenues from continuing operations   $11,136  $11,837  $13,884       $ 9,499  $ 7,553
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Income (loss) from:
  Continuing operations               $  (790) $(1,284) $(1,638)(1)   $ 1,308  $ 1,402
  Discontinued operations                   -        -     (214)          675    8,269(3)
  Extraordinary items(4)                    -        -        -           881    4,973
  Cumulative effect of
     accounting change                      -        -    3,000 (2)         -       -
                                      -------  -------  -------       -------  -------
  Net income (loss)                   $  (790) $(1,284) $ 1,148       $ 2,864  $14,644
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Primary income (loss) per
  common share:
  Continuing operations               $  (.07) $  (.11) $  (.15)      $   .13  $   .15
  Discontinued operations                   -        -     (.02)          .07      .90
  Extraordinary items                       -        -        -           .09      .54
  Cumulative effect of
     accounting change                      -        -      .27             -        -
                                      -------  -------  -------       -------  -------
  Net income (loss)                   $  (.07) $  (.11) $   .10       $   .29  $  1.59
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Weighted average shares
  outstanding                          11,807   11,190   11,311         9,982    9,228
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Total assets                          $52,098  $47,044  $48,253       $48,862  $23,000
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Total long-term debt                  $13,994  $15,746  $15,746       $17,696  $ 4,189
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Working capital                       $ 4,011  $ 5,455  $ 4,965       $ 4,081  $ 7,854
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Working capital provided
  by operations                       $ 3,285  $ 3,917  $ 5,097       $ 5,050  $16,378
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------
Stockholders' equity                  $36,016  $29,818  $31,031       $29,678  $17,623
                                      -------  -------  -------       -------  -------
                                      -------  -------  -------       -------  -------

(1)  Includes $2,021 write-down of oil and gas properties.
(2)  Change in method of accounting for income taxes.
(3) Includes gain on settlement of litigation of $14,800, offset by income tax expense of $4,952 and other expenses.
(4) Amounts for fiscal 1993 and 1992 represent tax benefit of net operating loss carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the past three fiscal years, the Company's primary focus has been directed toward exploratory and development drilling activities. During fiscal 1996, the Company increased activities on domestic exploitation projects involving its existing properties in order to maximize production from existing wellbores. In June 1996, the Company also increased its investment in the Comet Ridge coalbed methane project in Queensland, Australia. Subsequent to September 30, 1996, the Company acquired and then exercised an option to purchase an additional 5% interest in this project and anticipates closing the transaction in January 1997.

During fiscal 1996, the Company entered into exploration agreements with two industry partners, which included the sale of a total of 75% of the Company's working interest in a 30,000 acre project in Divide County, North Dakota. The proceeds from this sale, along with a portion of proceeds from the exercise of common stock warrants, the Company's exchange of its preferred stock in United States Exploration Inc. ("USXP") for cash and other securities, and miscellaneous property sales were used to reduce bank debt by approximately $1,752,000.

Proved oil reserves increased from 3,419,000 barrels as of September 30, 1995, to 4,042,000 barrels as of September 30, 1996. Proved gas reserves remained relatively unchanged at 13.06 Bcf as of September 30, 1995, versus 13.05 Bcf as of September 30, 1996. The increase in oil reserve volumes is primarily attributable to revisions of previous quantity estimates, which is principally due to the higher oil price as of September 30, 1996, compared to September 30, 1995. Total discounted future net revenues increased from $24,200,000 as of September 30, 1995, to $37,937,000 as of September 30, 1996. The increase was attributable to higher oil and gas prices at September 30, 1996, compared to September 30, 1995. See Note 10 to the Company's Consolidated Financial Statements.

The Company's domestic development drilling and other exploitation activities during fiscal 1996 were directed primarily toward properties previously acquired. The Company has established additional proved reserves through both recompletions in different formations in existing wellbores and the drilling of additional wells. These additions partially offset production declines that will occur over the well lives. The Company's international activities in the Comet Ridge project were directed toward settlement of previously existing litigation, increasing ownership through acquisition of additional interests, and securing a pipeline connection, initial gas markets and financing.

The Company's activities on its international and domestic exploration projects during fiscal 1996 is summarized below:

   INTERNATIONAL EXPLORATION. In April 1992, the Company acquired a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. As of September 30, 1996, the co-venturers conducting the project (the "Group") held an Authority to Prospect ("ATP") granted by the Queensland government covering approximately 1,365,000 acres. The holder of an ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted petroleum leases covering approximately 167,000 acres in the area known as "Fairview," which is in the southern portion of the ATP. In October 1996, the Group filed for a four-year renewal, and proposed to voluntarily relinquish approximately 20% of its acreage along the western border of the ATP, which it considers to be of only marginal interest. The ATP was renewed, effective November 1, 1996, for a four-year period. The Group's renewed ATP covers approximately 1,088,000 acres, of which 167,000 acres are already covered by petroleum leases. The new ATP requires certain minimum expenditures, based on current exchange rates, of approximately $248,000 in year one, $448,000 in years two and three, and $800,000 in year four. The Company would be responsible for its pro rata share of these expenditures.

   Drilling operations in the Comet Ridge project commenced in November 1993 when one noncommercial well was drilled on adjacent farmout acreage that has since been relinquished. During fiscal 1994, two wells were drilled and, in fiscal 1995, an additional 14 wells were drilled, all within the Group's original ATP. No additional wells were drilled in fiscal 1996. All fifteen of the wells in the Fairview area have been completed. Twelve wells were in the de-watering phase and two wells which produce gas with no water were shut-in as of September 30, 1996. One additional well shut-in as of September 30, 1996, was subsequently placed on production and is currently de-watering. Natural gas has been produced for several months and continued de-watering is expected to further increase production rates. The gas is being flared pending construction of a pipeline, gathering lines and compression facilities. During fiscal 1996, 14 of the wells in a core area were tested extensively for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 core Fairview area wells. Although the Company has not included these reserves in its proved reserves due to the present lack of a sales contract and marketing facilities, the Company believes the property is commercially productive. However, the availability of sufficient capital resources may affect the Company's timing for future development of the project and there can be no assurance that the project will be developed as presently contemplated.

   In June 1996, the Company increased its ownership in the Comet Ridge project from 30% to 45.75% with the acquisition of an additional 15.75% capital-bearing interest for approximately $6,100,000. The purchase was financed through the issuance of 1,400,000 shares of the Company's common stock in a private placement. The Company's interest bears 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest is 38.6016% prior to project payout. Subsequent to project payout, the Company's interest bears 36.6% of capital and operating expenses and its net revenue interest is 32.94%.

   Subsequent to fiscal 1996, the Company acquired and then exercised an option to purchase an additional 5% non-operating interest in the project from co-venturers for approximately $2,300,000. The Company will finance this acquisition through a bridge loan from an affiliate of its largest shareholder.

   Although the Company cannot predict future capital requirements, in November 1996 it retained an international corporate finance firm which will serve as the Company's agent in seeking equity and debt financing sources in Australia, the United States and Europe, with proceeds to be used to develop the project. There can be no assurance that sufficient capital will be obtained or, if capital is obtained, that it will be on terms acceptable to the Company or on a basis that meets the Company's objectives.

   DOMESTIC EXPLORATION. MISSOURI RIVER PROJECT. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a three-dimensional ("3-D") seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several prospects. The Company drilled a dry hole on the first prospect tested in February 1996.
   As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000. An additional $605,000, principally the cost of the unsuccessful well, was incurred during fiscal 1996, bringing the total investment to $2,420,000 as of September 30, 1996. The Company's plans include efforts to sell an interest in the project to an industry partner for cash and/or a commitment to fund seismic or drilling expenditures. Discussions are currently being held with third parties interested in such an arrangement.

   DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs and provide for the three parties to jointly pursue exploration activities over the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects in the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November, 1996 and initial drilling is expected to begin in the first half of fiscal 1997.

The Alabama natural gas liquids ("NGL") fractionating plant, which the Company and joint venture partners constructed in fiscal 1994 and 1995, began operations in late November 1995 and is now operating near full capacity. The results of the plant operations for fiscal 1996 were disappointing due to both mechanical inefficiencies and weak product margins during the summer months. The Company and its co-owners commissioned a study by a third party chemical engineering consultant who concluded that the plant is capable of operating and performing as designed. Certain of the mechanical inefficiencies have now been corrected and a new plant operator was appointed during November 1996. During fiscal 1996, the Company acquired the interest of one of the co-owners and increased its interest in plant profits from 45% prior to payout and 27% interest thereafter to a 55% interest prior to payout and 47% thereafter. This restructuring followed certain cost overruns and construction delays, requiring the Company to increase its investment. See Note 4 to the Company's consolidated financial statements. As of September 30, 1996, the Company had invested $2,474,000, which investment increased from $1,454,000 as of September 30, 1995. The investment at September 30,

1996, is net of a distribution of $77,000 and includes a net loss of $75,000, which represents the Company's share of the net loss from the Plant's operations from start-up through September 30, 1996. Before depreciation and amortization, the Company's share of income was $110,000.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the write-down to recoverable value of certain long-lived assets. The Company must apply SFAS 121 in fiscal 1997 to all of its long-lived assets other than oil and gas properties, which will continue to be accounted for using the full cost method. The Company has determined that, given current facts and circumstances, the adoption of SFAS 121 would have no impact on its financial condition or results of operations.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards were granted. Companies may decide not to adopt the fair value method but rather to disclose in the notes to the financial statements the pro forma effect on net income and earnings per share had the fair value method been adopted. The Company expects that upon adoption in fiscal 1997, it will elect to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will make pro forma disclosures of net income as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash and short-term investments totaling $3,575,000 and total long-term debt of $13,994,000. The Company's current cash position coupled with current monthly operating cash flows will be utilized to fund a modest amount of oil and gas exploration, development and exploitation activities in the near term. In November 1996, the Company retained an international corporate finance firm to serve as an agent of the Company in seeking additional capital. This firm has agreed to identify potential equity and debt financing sources in Australia, the United States and Europe, with the proceeds to be used to develop the Comet Ridge project and repay the bridge loan anticipated from an affiliate of the Company's largest shareholder.

For the three years ended September 30, 1996, 1995 and 1994, cash flows from operating activities were $3,955,000, $5,158,000 and $4,392,000, respectively. During fiscal 1996, the Company received $6,988,000 from the issuance of common stock, of which approximately $6,091,000 was from the sale of common stock to two institutional investors. See Note 6 to the Consolidated Financial Statements. Proceeds from other issuances of stock of approximately $897,000 were pursuant to the exercise of warrants and options. In Divide County, North Dakota, the Company sold 75% of its working interest in approximately 30,000 leasehold acres for approximately $1,231,000; the Company received $975,000 in cash at closing and will have $256,000 applied to its share of capital expenditures in the project. Sales of noncore oil and gas properties generated proceeds of $372,000. In connection with the disposition of convertible preferred stock in USXP on September 30, 1996, the Company received approximately $796,000. The $6,091,000 proceeds from the sale of common stock were used to acquire from an unaffiliated interest holder an additional 15.75% working interest in the Comet Ridge coalbed methane project in Queensland, Australia. The remaining cash proceeds, along with cash on hand and cash flows from operating activities, were used to retire $1,752,000 of bank debt, invest $1,095,000 in the Alabama NGL fractionating plant and fund other capital expenditures of $5,013,000, of which $774,000 was expended on the acquisition of undeveloped acreage in the Williston Basin, $2,134,000 was incurred in exploration costs, including $1,507,000 in Australia, and $2,105,000 was expended on development drilling, exploitation projects and other capital items.

During fiscal 1995, the Company sold producing oil and gas properties in two separate transactions generating net cash sales proceeds of approximately $5,100,000. These funds in combination with cash flows from operations were utilized primarily to fund capital expenditures of approximately $7,253,000. Of this total, $4,312,000 was expended on the Company's Australia coalbed methane project, $807,000 on the Missouri River project and $1,138,000 was invested in the Alabama NGL fractionating plant, with the balance attributable primarily to development drilling.

During fiscal 1994, proceeds from the sale of noncore oil and gas properties totaled $1,725,000. Capital expenditures totaled $4,208,000, of which $646,000 was attributable to the Company's Australia coalbed methane exploration project and $1,008,000 was attributable to the Company's Williston Basin 3-D seismic project. The balance was expended primarily on various development drilling activities and minor producing property acquisitions. The Company expended $1,950,000 in repayment of bank debt and $71,000 for the repurchase of its common stock on the open market. See Notes 5 and 6 to the Company's Consolidated Financial Statements.

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5% or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. The total outstanding loan balance at September 30, 1996, was $13,994,000 (1995
- $15,746,000); $10,000,000 (1995 - $10,000,000) under a fixed rate loan and
$3,994,000 (1995 - $5,746,000) under a LIBOR/Base Rate loan. At September 30, 1996, the weighted average interest rate for LIBOR/Base Rate loans under the revolver was 6.96% (1995 - 7.66%).

The fixed rate loan of $10,000,000, with interest at 5.92% payable monthly, matured on September 30, 1996. Under the provisions of the agreement, the fixed rate loan converted to a LIBOR/Base Rate loan under the terms of the revolver with interest payable at LIBOR plus 1.5%. The weighted average interest rate is 7.01% for the four month period through January 1997. Upon expiration of the revolver on October 7, 1997, the principal balance is scheduled to convert to a four-year term loan, although such conversion may be extended by the bank. Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1996, the borrowing base was $16,000,000, and was reset at $14,500,000 in November 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. In the event oil prices or natural gas prices were to decline by a significant amount, the Company's borrowing base could be reduced to an amount less than the loan balance, resulting in the Company having to fulfill the foregoing requirements. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank.

The Company currently has minimal remaining unused borrowing capacity. The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow will have to be supplemented with project financing and/or additional corporate debt or equity offerings. The Company anticipates using cash on hand and existing cash flows to pursue a modest level of its domestic and international exploratory activity. Subsequent to fiscal 1996, the Company acquired and exercised an option to purchase an additional 5% interest in the Comet Ridge project for approximately $2,300,000. The Company will borrow the funds necessary to purchase the interest from an affiliate of its largest shareholder.

During fiscal 1997, the Company intends to focus its efforts primarily on its major domestic and international projects previously discussed. By utilizing a portion of projected fiscal 1997 cash flows, the Company hopes to establish new proved oil and gas reserves and additional cash flow. In addition to these sources of capital, the Company will seek to raise capital to fund the activities on the Comet Ridge project and repay the bridge loan anticipated from an affiliate of its largest shareholder. There can be no assurance that additional funding commitments will be secured or, if secured, that capital will be obtained on terms beneficial to the Company or on a basis that meets the Company's objectives. If not, the Company may consider sales of existing assets or the issuance of common stock that would dilute the ownership of existing stockholders.

Adverse events such as product price decreases will negatively impact the Company's cash flows and reserve base. The Company typically uses hedging techniques to reduce the effects of price decreases. The Company periodically hedges a portion of its crude oil and gas production through several methods. The Company has in recent years hedged significant portions of its crude oil and gas sales through both "swap" and put option agreements with financial institutions and, to a lesser extent, direct contracts in the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. Under put option agreements, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option agreement. During fiscal 1996, the Company hedged an average of 14,167 barrels per month (approximately 36%) of its oil production. The difference between the Company's actual price received at the wellhead and the NYMEX price varies according to location and quality of oil sold. During fiscal 1996, the wellhead price averaged $1.84 per barrel below the NYMEX price. None of the Company's gas production was hedged during fiscal 1996 or is currently hedged for periods subsequent to September 30, 1996. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 1996, 1995 and 1994 were $(387,000), $(183,000) and $182,000, respectively.

The Company has entered into two swap agreements and two put option agreements to hedge approximately 37% of its estimated fiscal 1997 oil production. The swap agreements cover 10,000 barrels of oil per month and provide for the Company to receive an average NYMEX floor price of $17.71 per barrel plus 50% of price increases above $17.71. The two put option agreements cover 5,000 barrels of oil per month from October 1996 through March 1997, and 5,000 barrels of oil per month from November 1996 through March 1997, at a NYMEX option strike price of $20.00 per barrel. The difference between the Company's net price received at the wellhead and the NYMEX price will continue to vary based on location and quality of oil sold. Payments made by the Company subsequent to September 30, 1996 for the two put option agreements totaled approximately $31,000, with no additional payments required.

Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to September 30, 1996, could cause a significant reduction in cash flows available for exploratory and development drilling and bank debt service and could negatively impact the Company's efforts to secure new financing sources.

The Company does not expect to pay significant federal income tax in the near term due to its net operating loss ("NOL") carryforwards. The utilization of these carryforwards reduces the Company's effective federal tax rate from approximately 35% to approximately 2%. The carryforwards total approximately $45,773,000 as of September 30, 1996, and expire over the period from fiscal 1998 through fiscal 2011. These carryforwards would be subjected to a significant annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. The Company adopted SFAS 109 effective October 1, 1993. Because of the Company's significant NOL and other carryforwards, the Company recorded a deferred tax asset for the carryforwards under SFAS 109. Since the Company's profitability is not assured, the deferred tax asset was reduced by a valuation allowance. After valuation, the net deferred tax asset recorded on the October 1, 1993, balance sheet was $3,000,000. This amount was reflected in net income as the cumulative effect of the change in method of accounting for income taxes. The realization of the asset will have the effect of reducing future earnings through a charge in lieu of income taxes. During fiscal 1994, the Company recognized a net benefit of $191,000 due to adjustments to the net deferred tax asset. Fiscal 1995 and 1996 results include neither a deferred income tax expense nor benefit. The Company will continue to review income trends and utilization of projected NOL carryforwards in order to refine the calculation of the net amount of the deferred tax asset to be recorded under SFAS 109.

The Company does not believe that inflation has had a material adverse effect on its operations during the last three years.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

The Company reported a net loss of $790,000 in fiscal 1996 versus a net loss of $1,284,000 in fiscal 1995. Following are detailed comparisons of the components for the respective periods.

Operating revenues decreased $701,000, or 6%, to $11,136,000 in fiscal 1996 from $11,837,000 in fiscal 1995. Oil volumes decreased 17% to 470,000 barrels in fiscal 1996 from 565,000 barrels in fiscal 1995, resulting in a $1,466,000 revenue decrease. Gas volumes decreased 25% to 1,550,000 Mcf in fiscal 1996 from 2,061,000 Mcf in fiscal 1995, resulting in a $731,000 revenue decrease. These volume decreases are attributable to both the sale of producing properties and to natural declines in oil and gas production rates. The average oil price increased 15% to $17.76 in fiscal 1996 from $15.43 in fiscal 1995, resulting in a revenue increase of $1,095,000. The average gas price increased 17% to $1.68 in fiscal 1996 from $1.43 in fiscal 1995, resulting in a $388,000 revenue increase. Changes in other revenues accounted for an additional $13,000 increase in total revenues.

Operating expenses decreased $289,000, or 5%, to $5,547,000 in fiscal 1996 from $5,836,000 in fiscal 1995. The decrease was primarily attributable to the sale of producing properties. The Company's average lifting cost per equivalent barrel produced, however, increased 19% to $7.30 in fiscal 1996 from $6.14 in fiscal 1995. This increase was attributable primarily to declining production rates and maintenance work performed on mature properties. In addition, certain gas properties with low lifting costs were sold in fiscal 1995, resulting in higher average lifting costs on the remaining properties in fiscal 1996.

General and administrative expenses increased $364,000, or 28%, to $1,661,000 in fiscal 1996 from $1,297,000 in fiscal 1995, primarily due to a $324,000 charge associated with the exercise of warrants by a former officer of the Company.

Depreciation, depletion and amortization ("DD&A") expense decreased $1,470,000, or 28%, to $3,727,000 in fiscal 1996 from $5,197,000 in fiscal 1995, primarily due to the sale of producing properties and to lower production volumes.

Interest income increased $56,000, or 35%, to $216,000 in fiscal 1996 from $160,000 in fiscal 1995. This increase was due to an increase in the average balance of cash and cash equivalents during fiscal 1996 as compared to fiscal 1995.

Interest expense decreased $45,000, or 5%, to $931,000 in fiscal 1996 from $976,000 in fiscal 1995. When capitalized interest is included, interest expense decreased by $41,000. The decrease is primarily attributable to reductions in long-term debt. See Note 5 to the Company's Consolidated Financial Statements.

Other income (expense) for fiscal 1996 included a noncash charge of $273,000 on the disposition of preferred stock of USXP. See Note 4 to the Company's Consolidated Financial Statements.

During fiscal 1996, research and development expenses incurred by the Company pursuant to its agreement with Texas Tech University decreased $17,000 to $23,000 from $40,000 in fiscal 1995 because the Company fulfilled its contractual funding commitment during the fourth quarter of fiscal 1994. Expenditures incurred since such fulfillment have been voluntary.

Income tax expense decreased $30,000, or 125%, to a benefit of $6,000 in fiscal 1996 from an expense of $24,000 in fiscal 1995. This decrease is due to gains from property sales in fiscal 1995 and losses from property sales in fiscal 1996.

Net income for fiscal 1996 includes a loss of $75,000 representing the Company's equity interest in the net loss of the Alabama NGL fractionating plant. No such income or loss was included in fiscal 1995 net income.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994

The Company reported a net loss of $1,284,000 in fiscal 1995 versus net income of $1,148,000 in fiscal 1994. If the effects of a change in method of accounting, discontinued operations and a write-down of the book value of oil and gas properties were excluded from fiscal 1994 numbers, the Company would have reported net income of $383,000. Following are detailed comparisons of the components of the respective periods.

Operating revenues decreased $2,047,000, or 15%, to $11,837,000 in fiscal 1995 from $13,884,000 in fiscal 1994. Oil volumes decreased 13% to 565,000 barrels in fiscal 1995 from 646,000 barrels in fiscal 1994, resulting in a $1,191,000 revenue decrease. Gas volumes decreased 18% to 2,061,000 Mcf in fiscal 1995 from 2,500,000 Mcf in fiscal 1994, resulting in a $724,000 revenue decrease. These volume decreases are attributable to both the sale of producing properties and to natural declines in oil and gas production rates. The average oil price increased 5% to $15.43 in fiscal 1995 from $14.70 in fiscal 1994, resulting in a revenue increase of $412,000. The average gas price decreased 13% to $1.43 in fiscal 1995 from $1.65 in fiscal 1994, resulting in a $453,000 revenue decrease. Changes in other revenues accounted for an additional $91,000 decrease in total revenues.

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

DD&A expense increased $75,000, or 1%, to $5,197,000 in fiscal 1995 from $5,122,000 in fiscal 1994, primarily due to an increase in the rate per equivalent barrel. The DD&A rate per equivalent barrel increased due to the calculation of fiscal 1995 reserves using a lower oil price than that used for fiscal 1994 reserves, thus decreasing economically recoverable reserves, and to the significant reduction in proved reserves as of September 30, 1994.

Interest expense remained virtually unchanged with a decrease of only $1,000 to $976,000 in fiscal 1995 from $977,000 in fiscal 1994. When capitalized interest is included, interest expense increased by $79,000. The increase was primarily attributable to general increases in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and supplementary financial data follow page 23 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

The Company hereby undertakes on or before 120 days after September 30, 1996, to file with the Commission a Definitive Proxy Statement pursuant to Regulation 14A with respect to the Company's Annual Meeting of Shareholders, which Proxy Statement will contain the information required by Part III. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)   The following documents are filed as a part of the report:

      For a list of financial statements and financial statement schedules, see "Index to Consolidated Financial Statements" which is part of the Financial Statements and Supplementary Data which follow page 23 and is incorporated herein by reference.

(b) During the last quarter of the Company's fiscal year ended September 30, 1996, the Company filed no reports on Form 8-K.

(c)   Exhibits:

      For a list of exhibits, see "Exhibits" which follows page 20 and is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TIPPERARY CORPORATION



Date     December 23, 1996             By    /s/ David L. Bradshaw
                                          ---------------------------------
                                          David L. Bradshaw, President,
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David L. Bradshaw      President, Chief Executive         December 23, 1996
-----------------------    Officer and Chairman of the
David L. Bradshaw          Board of Directors


/s/ Paul C. Slevin         Chief Financial Officer            December 23, 1996
-----------------------
Paul C. Slevin


/s/ Wayne W. Kahmeyer      Controller and Principal           December 23, 1996
-----------------------    Accounting Officer
Wayne W. Kahmeyer


/s/ Kenneth L. Ancell      Director                           December 23, 1996
-----------------------
Kenneth L. Ancell


/s/ Eugene I. Davis        Director                           December 23, 1996
-----------------------
Eugene I. Davis


/s/ Douglas Kramer         Director                           December 23, 1996
-----------------------
Douglas Kramer


/s/ Marshall D. Lees       Director                           December 23, 1996
-----------------------
Marshall D. Lees

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

4.37 Second Amendment to Credit Agreement dated September 27, 1991, by and between Tipperary Petroleum Company and Central Bank, National Association, formerly Central Bank of Denver, National Association, filed as Exhibit 4.37 to Form 10-K dated September 30, 1991, and incorporated herein by reference.

4.39 Revolving Credit and Term Loan Agreement dated March 30, 1992, by and between Central Bank, N.A. and Tipperary Petroleum Company, Tipperary Corporation and Tipperary Oil & Gas Corporation, filed as
         Exhibit 4.39 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.40 Third Amended and Restated Mortgage, Deed of Trust, Assignment of Proceeds, Security Agreement and Financing Statement from Tipperary Petroleum Company and Tipperary Oil and Gas Corporation to Central Bank, N.A. dated March 30, 1992, filed as Exhibit 4.40 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.41 Revolving Note dated March 30, 1992, in the amount of $40,000,000 between Tipperary Petroleum Company, Tipperary Corporation and Tipperary Oil and Gas Corporation (makers) and Central Bank, N.A., filed as Exhibit 4.41 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.42 Term Note dated March 30, 1992, in the amount of $40,000,000 between Tipperary Petroleum Company, Tipperary Corporation and Tipperary Oil and Gas Corporation (makers) and Central Bank, N.A., filed as
         Exhibit 4.42 to Form 10-Q dated March 31, 1992, and incorporated herein by reference.

4.43 Amendment of Revolving Credit and Term Loan Agreement dated September 30, 1993, between Tipperary Corporation, Tipperary Oil & Gas Corporation and Colorado National Bank, filed as Exhibit 4.43 to Form 10-K dated September 30, 1993, and incorporated herein by reference.

4.44 Second Amendment of Revolving Credit and Term Loan Agreement dated March 31, 1994, by and among Colorado National Bank f/k/a/ Central Bank, N.A., Tipperary Corporation and Tipperary Oil & Gas Corporation, filed as Exhibit 4.44 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

4.45 Negative Pledge Agreement dated March 31, 1994, by and among Colorado National Bank, Tipperary Corporation and Tipperary Oil & Gas Corporation, filed as Exhibit 4.45 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

4.46 Third Amendment of Revolving Credit and Term Loan Agreement dated March 31, 1995, by and among Colorado National Bank f/k/a Central Bank, N.A., Tipperary Corporation and Tipperary Oil & Gas Corporation filed as Exhibit 4.46 to Form 10-Q dated March 31, 1995, and incorporated herein by reference.

4.47 Fourth Amendment of Revolving Credit and Term Loan Agreement dated as of March 31, 1996, by and among Tipperary Corporation, and Tipperary Oil & Gas Corporation, and Colorado National Bank, successor in interest to Central Bank National Association, filed as
         Exhibit 4.47 to Form 10-Q dated March 31, 1996, and incorporated herein by reference.

Number   Description
------   -----------

10.13 Warrant to purchase the Registrant's common stock dated October 29, 1990, issued to James A. McAuley, filed as Exhibit 10.13 to Form 10-K dated September 30, 1990, and incorporated herein by reference.

10.20 Unit Operating Agreement dated March 1, 1977, effecting the Point Thomson Unit Area, Alaska, filed as Exhibit 10.20 to Form 8 dated August 12, 1992, and incorporated herein by reference.

10.21 Amendment to Point Thomson Unit Area Operating Agreement dated June 9, 1977, filed as Exhibit 10.21 to Form 8 dated August 12, 1992, and incorporated herein by reference.

10.22 Amendment to Point Thomson Unit Area Operating Agreement dated February 16, 1982, filed as Exhibit 10.22 to Form 8 dated August 12, 1992, and incorporated herein by reference.

10.23 Competitive Oil and Gas lease dated April 1, 1990, by and between the State of Alaska and Tipperary Land and Exploration Corporation, effecting the Point Thomson Unit, Alaska, filed as Exhibit 10.19 to Form 8 dated August 12, 1992, and incorporated herein by reference.

10.36 Warrant to Purchase the Registrant's common stock dated April 26, 1994, issued to Eugene I. Davis, filed as Exhibit 10.36 to Form 10-Q dated March 31, 1994, and incorporated herein by reference.

10.37 United States Exploration, Inc. 1994 Series A Convertible Preferred Stock and 1994 Series B Convertible Preferred Stock Purchase Agreement by United States Exploration, Inc. and Tipperary Corporation, dated July 18, 1994, and Exhibits filed as Exhibit 10.37 to Form 10-Q dated June 30, 1994, and incorporated herein by reference.

10.38 Operating Agreement of Frisco City Fractionating, L.L.C. dated August 19, 1994, among Flahive Oil & Gas LLC, O'Neal Resources Corporation, Gunsmoke Gas Processing Company, Tipperary Corporation and Milmac Operating Company filed as Exhibit 10.38 to Form 10-K dated December 14, 1994, and incorporated herein by reference.

10.39 Amended Warrant to Purchase the Registrant's common stock dated February 1, 1995, issued to James A. McAuley filed as Exhibit 10.39 to Form 10-Q dated March 31, 1995, and incorporated herein by reference.

10.40 Warrant to Purchase the Registrant's common stock dated April 1, 1996, issued to David L. Bradshaw, filed herewith.

10.41 Warrant to Purchase the Registrant's common stock dated July 11, 1996, issued to Kenneth L. Ancell, filed herewith.

10.42 Agreement for Conversion of Preferred Stock, Sale of Common Stock and Settlement of Preferred Stock Dividends, by and among the Registrant, United States Exploration, Inc., Dale Jensen, Jerome N. Fenna and Betty
         A. Fenna dated September 30, 1996, filed herewith.

10.43 Agreement for Sale of Membership Interest in D-Gas, L.L.C., between Registrant and Hamilton Refining, Company, dated November 14, 1995, filed herewith.

10.44 Agreement regarding restructuring of Frisco City Fractionating, L.L.C. by and among Registrant, Anbay, Ltd., O'Neal Resources Corporation, Gunsmoke Gas Processing Company and Milmac Operating Company dated May 14, 1996, filed herewith.

10.45 Divide Exploration Agreement entered into August 22, 1996, between Tipperary Oil & Gas Corporation and Lyco Energy Corporation, filed herewith.

Number   Description
------   -----------

10.46 Purchase and Sale Agreement between Cavell Energy (U.S.) Corporation and Tipperary Oil & Gas Corporation dated September 19, 1996, filed herewith.

10.47 Agreement concerning the addition of Cavell Energy (U.S.) Corporation as a party to the Exploration Agreement and Operating Agreement and certain amendments to such agreements by and among Tipperary Oil & Gas Corporation, Cavell Energy (U.S.) Corporation and Lyco Energy Corporation, dated September 19, 1996, filed herewith.

10.48 Purchase and Sale Agreement dated June 28, 1996, between Tipperary Oil & Gas Corporation and Clovelly Oil Co., Inc., filed herewith.

11.1     Calculation of per share earnings, filed herewith.

21.1     List of subsidiaries, filed herewith.

27       Financial Data Schedule.
                                     23

                    TIPPERARY CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements



Report of Independent Accountants                                            F-2

Consolidated Balance Sheet
   September 30, 1996 and 1995                                               F-3

Consolidated Statement of Operations
   Years ended September 30, 1996, 1995 and 1994                             F-4

Consolidated Statement of Stockholders' Equity
   Years ended September 30, 1996, 1995 and 1994                             F-6

Consolidated Statement of Cash Flows
   Years ended September 30, 1996, 1995 and 1994                             F-7

Notes to Consolidated Financial Statements                                   F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tipperary Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Denver, Colorado
December 2, 1996

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheet
                         September 30, 1996 and 1995
                                (in thousands)

                                                                  1996       1995
ASSETS                                                          --------   --------
Current assets:
  Cash and cash equivalents                                     $  3,575   $  4,193
  Receivables                                                      2,154      2,355
  Inventory                                                          190        190
  Current portion of deferred income taxes, net                       57         21
  Other current assets                                               123        176
                                                                --------   --------
     Total current assets                                          6,099      6,935
                                                                --------   --------

Property, plant and equipment, at cost:
  Oil and gas properties, full cost method                       122,360    113,188
  Other property and equipment                                     2,336      1,998
                                                                --------   --------
                                                                 124,696    115,186

Less accumulated depreciation, depletion and amortization        (85,215)   (81,527)
                                                                --------   --------
  Property, plant and equipment, net                              39,481     33,659
                                                                --------   --------


Noncurrent portion of deferred income taxes, net                   3,134      3,170
Investment in NGL fractionating plant                              2,474      1,454
Investment in stock                                                  707      1,770
Other noncurrent assets                                              203         56
                                                                --------   --------
                                                                $ 52,098   $ 47,044
                                                                --------   --------
                                                                --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                             $      -   $      -
  Accounts payable                                                 1,539        775
  Accrued liabilities                                                215        194
  Production taxes payable                                           186        257
  Royalties payable                                                  148        212
  Income taxes payable                                                 -         42
                                                                --------   --------
     Total current liabilities                                     2,088      1,480
                                                                --------   --------

Long-term debt                                                    13,994     15,746
Commitments and contingencies (Note 8)

Stockholders' equity
  Common stock; par value $.02; 20,000,000 shares
     authorized; 13,078,071 issued and 13,050,271 outstanding
     in 1996; 11,237,404 issued and 11,209,604 outstanding
     in 1995                                                         262        225
  Capital in excess of par value                                 105,375     98,424
  Accumulated deficit                                            (69,550)   (68,760)
  Treasury stock, at cost; 27,800 shares                             (71)       (71)
                                                                --------   --------
     Total stockholders' equity                                   36,016     29,818
                                                                --------   --------
                                                                $ 52,098   $ 47,044
                                                                --------   --------
                                                                --------   --------

          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                  Years ended September 30, 1996, 1995 and 1994
                      (in thousands, except per share data)

                                                           1996      1995      1994
                                                         -------   -------   -------
From continuing operations:
Revenues                                                 $11,136   $11,837   $13,884
Costs and expenses:
  Operating                                                5,547     5,836     6,261
  General and administrative                               1,661     1,297     1,318
  Depreciation, depletion and amortization                 3,727     5,197     5,122
  Write-down of oil and gas properties                         -         -     2,021
                                                         -------   -------   -------

     Total costs and expenses                             10,935    12,330    14,722
                                                         -------   -------   -------

     Operating income (loss)                                 201      (493)     (838)
                                                         -------   -------   -------

Other income (expense):
  Interest income                                            216       160        53
  Dividend income                                             89        89        18
  Interest expense                                          (931)     (976)     (977)
  Loss on disposition of USXP preferred stock               (273)        -         -
  Research and development expense                           (23)      (40)     (112)
                                                         -------   -------   -------

     Total other expense                                    (922)     (767)   (1,018)
                                                         -------   -------   -------

Loss from continuing operations
  before income taxes                                       (721)   (1,260)   (1,856)
                                                         -------   -------   -------

Current income tax benefit (expense)                           6       (24)       27
Deferred income tax benefit                                    -         -       191
                                                         -------   -------   -------

Loss before equity in loss of NGL fractionating plant       (715)   (1,284)   (1,638)

Equity in loss of NGL fractionating plant                    (75)        -         -
                                                         -------   -------   -------

Loss from continuing operations                             (790)   (1,284)   (1,638)
                                                         -------   -------   -------

From discontinued operations:
  Loss from discontinued gas transmission
     operations, including litigation expenses
     of $210, net of income tax expense of $0                  -         -      (214)
                                                         -------   -------   -------
Loss before cumulative effect of change in
  method of accounting for income taxes                     (790)   (1,284)   (1,852)
                                                         -------   -------   -------

Cumulative effect of change in method of
  accounting for income taxes                                  -         -     3,000
                                                         -------   -------   -------
Net income (loss)                                        $  (790)  $(1,284)  $ 1,148
                                                         -------   -------   -------
                                                         -------   -------   -------



                                  (Continued)

          See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Operations - Continued
                Years ended September 30, 1996, 1995 and 1994
                    (in thousands, except per share data)

                                                           1996      1995      1994
                                                         -------   -------   -------
Primary income (loss) per share:
  From continuing operations                             $  (.07)  $  (.11)  $  (.15)
  From discontinued operations                                 -         -      (.02)
                                                         -------   -------   -------
     Income before cumulative effect of
       change in accounting principle                       (.07)     (.11)     (.17)
     Cumulative effect of change in
       accounting principle                                    -         -       .27
                                                         -------   -------   -------
  Net income (loss)                                      $  (.07)  $  (.11)  $   .10
                                                         -------   -------   -------
                                                         -------   -------   -------

Weighted average shares outstanding                       11,807    11,190    11,311
                                                         -------   -------   -------
                                                         -------   -------   -------



          The accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  Years ended September 30, 1996, 1995 and 1994
                                 (in thousands)


                                          Common Stock         Capital in                        Treasury Stock
                                        ------------------      excess of      Accumulated     -------------------
                                        Shares      Amount      par value        deficit       Shares       Amount     Total
                                        ------      ------      ---------      -----------     ------       ------   ---------
Balance September 30, 1993              11,053      $  221      $  98,081      $  (68,624)         -        $   -    $  29,678
  Net income                                 -           -              -           1,148          -            -        1,148
  Exercise of stock options and
    warrants                               163           3            266               -          -            -          269
  Acquisition of treasury stock            (28)          -              -               -         28         (71)          (71)
  Tax benefit of non-qualified
    stock option exercise                                -              7               -           -           -            7
                                        ------      ------      ---------      ----------      ------       -----    ---------
Balance September 30, 1994              11,188         224         98,354         (67,476)        28         (71)       31,031

  Net loss                                   -           -              -          (1,284)         -            -       (1,284)
  Exercise of stock options and
    warrants                                22           1             59               -          -            -           60
  Tax benefit of non-qualified
    stock option exercise                    -           -             11               -          -            -           11
                                        ------      ------      ---------      ----------      ------       -----    ---------
Balance September 30, 1995              11,210         225         98,424         (68,760)        28         (71)       29,818

  Net loss                                   -           -              -            (790)         -            -         (790)
  Common stock issuance                  1,400          28          6,063               -          -            -        6,091
  Exercise of stock options and
    warrants                               440           9            888               -          -            -          897
                                        ------      ------      ---------      ----------      ------       -----    ---------
Balance September 30, 1996              13,050      $  262      $ 105,375      $  (69,550)        28        $(71)    $  36,016
                                        ------      ------      ---------      ----------      ------       -----    ---------
                                        ------      ------      ---------      ----------      ------       -----    ---------



          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  Years ended September 30, 1996, 1995 and 1994
                                 (in thousands)


                                                                     1996            1995           1994
                                                                   --------        -------        -------
Cash flows from operating activities:
  Net income (loss)                                                $   (790)       $(1,284)       $ 1,148
                                                                   --------        -------        -------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                          3,727          5,197          5,122
    Income tax effect of stock option exercise                            -             11              7
    Deferred income tax benefit                                           -              -           (191)
    Cumulative effect of accounting change                                -              -         (3,000)
    Write-down of oil and gas properties                                  -              -          2,021
    Equity in loss of NGL fractionating plant                            75              -              -
    Loss on disposition of USXP preferred stock                         273              -              -
    Deferred lease obligation and other                                   -             (7)           (10)
  Change in assets and liabilities, net of effects from
  property acquisitions:
    (Increase) decrease in receivables                                  201            984           (587)
    Decrease in other current assets                                     53            212             71
    Increase (decrease) in accounts payable,
    accrued liabilities and income taxes payable                        743            117           (507)
    Increase (decrease) in royalties payable                            (64)           (76)           218
    Increase (decrease) in production taxes payable                     (71)           (30)           287
    Other                                                              (192)            34           (187)
                                                                   --------        -------        -------
    Total adjustments                                                 4,745          6,442          3,244
                                                                   --------        -------        -------
    Net cash provided by operating activities                         3,955          5,158          4,392
                                                                   --------        -------        -------
Cash flows from investing activities:
  Proceeds from sale of assets                                        1,603          5,058          1,725
  Proceeds from sale of common stock in USXP                            796              -              -
  Capital expenditures                                              (11,113)        (7,253)        (3,892)
  Investment in NGL fractionating plant                              (1,095)        (1,138)          (316)
                                                                   --------        -------        -------
    Net cash used in investing activities                            (9,809)        (3,333)        (2,483)
                                                                   --------        -------        -------
Cash flows from financing activities:
  Principal repayments                                               (1,752)             -         (1,950)
  Proceeds from issuance of stock                                     6,988             60            269
  Acquisition of treasury stock                                           -              -            (71)
                                                                   --------        -------        -------
    Net cash provided by (used in) financing activities               5,236             60         (1,752)
                                                                   --------        -------        -------
Net increase (decrease) in cash and cash equivalents                   (618)         1,885            157

Cash and cash equivalents at beginning of year                        4,193          2,308          2,151
                                                                   --------        -------        -------
Cash and cash equivalents at end of year                           $  3,575        $ 4,193        $ 2,308
                                                                   --------        -------        -------
                                                                   --------        -------        -------

                                  (Continued)

           See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Cash Flows - Continued
                 Years ended September 30, 1996, 1995 and 1994
                                (in thousands)

                                                      1996          1995            1994
                                                      ----         ------         ------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                              $942         $1,056         $1,003
Income taxes                                          $ 23         $    -            $41

Supplemental disclosure of non-cash investing and
financing activities:
Sale of refinery property in exchange for
preferred stock (see Note 4)                          $  -          $   -         $1,770








          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1996, 1995 and 1994

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company was organized as a Texas corporation in January 1967. The Company entered the oil and gas business in 1969 when it acquired its Permian Basin oil and gas properties located in Lea County, New Mexico. The Company has since expanded its activities to other areas of the United States, predominantly the Rocky Mountain and Mid-Continent areas, and also to Queensland, Australia, where it is involved in exploration for and development of coalbed methane gas.

USE OF ESTIMATES AND SIGNIFICANT RISKS

The Company is subject to a number of risks and uncertainties inherent in the oil and gas industry. Among these are risks related to fluctuating oil and gas prices, uncertainties related to the estimation of oil and gas reserves and the value of such reserves, effects of competition and extensive environmental regulation, risks associated with the search for and the development of oil and gas reserves, uncertainties related to foreign operations, and many other factors, many of which are necessarily beyond the Company's control. The Company's financial condition and results of operations depend significantly upon the prices received for crude oil and natural gas. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

PARTNERSHIPS AND OTHER EQUITY INVESTMENTS

The consolidated financial statements include the Company's proportionate share of the assets, liabilities, revenues and expenses of its oil and gas partnership interests. The Company's investments in limited liability companies, over which it exercises significant influence, are accounted for under the equity method.

RECLASSIFICATION

Certain amounts reported for prior fiscal years have been reclassified to correspond to the fiscal year 1996 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains demand deposit accounts with one bank in Denver, Colorado and invests cash in bank money market accounts and other money market funds which the Company believes have minimal risk of loss.

As an operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchasers is considered minimal and the Company does not obtain collateral for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights, and the Company considers the risk of loss likewise to be minimal.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND SHORT-TERM INVESTMENTS

The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENT IN COMMON STOCK

The carrying value of the common stock in United States Exploration, Inc. ("USXP") approximates fair market value as evidenced by quoted market prices.

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

Repairs and maintenance are expensed; renewals and betterments are capitalized. Certain indirect costs, including general and administrative expense, have been capitalized to property, plant and equipment.

Interest costs for the construction of certain long term assets and for the investment in significant unproved properties and development projects are capitalized and amortized over the related assets' estimated useful life. The Company capitalized $84,000 of interest costs in fiscal 1996.

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

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective October 1, 1993. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of existing assets and liabilities based on currently enacted tax rates.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

CRUDE OIL AND NATURAL GAS HEDGING

The Company periodically hedges a portion of its crude oil and gas production through several methods. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged significant portions of its crude oil and gas sales primarily through both "swap" and put option agreements with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price but retains 50% of price increases above the floor. Under put option agreements, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option agreement. During fiscal 1996, the Company hedged an average of 14,167 barrels per month (approximately 36%) of its oil production. The Company's actual price received at the wellhead averaged $1.84 per barrel below NYMEX prices during fiscal 1996, due to differences in location and quality of oil sold. None of the Company's gas production was hedged during fiscal 1996 or is currently hedged for periods subsequent to September 30, 1996. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 1996, 1995 and 1994 were $(387,000), $(183,000) and $182,000, respectively.

The Company has entered into two swap agreements and two put option agreements to hedge approximately 37% of its estimated fiscal 1997 oil production. The swap agreements cover 10,000 barrels of oil per month and provide for the Company to receive an average NYMEX floor price of $17.71 per barrel plus 50% of price increases above $17.71. The two put option agreements cover 5,000 barrels of oil per month from October 1996 through March 1997, and 5,000 barrels of oil per month from November 1996 through March 1997, at a NYMEX option strike price of $20.00 per barrel. The difference between the Company's net price received at the wellhead and the NYMEX price will continue to vary based on location and quality of oil sold. Payments by the Company subsequent to September 30, 1996, for the two put option agreements totaled approximately $31,000, with no additional payments required.

RESEARCH AND DEVELOPMENT EXPENSE

The Company has funded a research project conducted by Texas Tech University ("Texas Tech") for development of a clean-up technology designed to biodegrade absorbent materials used in the clean-up of contaminants, including oil. An environmental research team, which was retained by the Company to determine commercial applications for the process, has reported that the commercialization opportunities are likely greater with respect to removal of contaminants other than oil. Subject to a 10% sales royalty to be paid to Texas Tech, the Company may acquire licensing rights to the technology. Costs incurred pursuant to this arrangement are expensed as incurred. The Company paid $23,000, $40,000 and $112,000 pursuant to the agreement in fiscal 1996, 1995 and 1994, respectively. Prior to fiscal 1994, the Company had expended $233,000 on the project.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share has been computed based on the weighted average number of common and common equivalent shares outstanding during each of the applicable periods using the treasury stock method. Effect has been given to common stock warrants and options when their effect would be dilutive.

SIGNIFICANT CUSTOMERS

The Company had sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1996 totaling 42%, three unaffiliated oil and gas customers during fiscal 1995 totaling 40%, and two unaffiliated oil and gas customers during fiscal 1994 totaling 22%.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the write-down to fair value of certain long-lived assets. The Company must apply SFAS 121 in fiscal 1997 to all of its long-lived assets other than oil and gas properties, which will continue to be accounted for using the full

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

cost method. The Company has determined that, given current facts and circumstances, the adoption of SFAS 121 would have no impact on its financial condition or results of operations.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards were granted. Companies may decide not to adopt the fair value method but rather to disclose in the notes to the financial statements the pro forma effect on net income and earnings per share had the fair value method been adopted. The Company expects that upon adoption in fiscal 1997, it will elect to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will make pro forma disclosures of net income as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

NOTE 2 - RELATED PARTY TRANSACTIONS

During fiscal 1994, James A. McAuley, who served on the Company's Board of Directors until July 1996, personally acquired an interest in a Utah limited liability company of which the Company is also a member. The limited liability company was formed for the purpose of constructing a natural gas liquids ("NGL") fractionating plant in Alabama. Mr. McAuley negotiated and contracted independently with third parties, as did the Company. Subsequent to September 30, 1996, a corporation which Mr. McAuley controls became the operator of the plant pursuant to a vote of the co-owners of the plant.

NOTE 3 - OIL AND GAS FULL COST POOLS

UNITED STATES

The Company's domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The total book value of the United States full cost pool as of September 30, 1996, was $25,717,000. Included in this total are $2,589,000 of acquisition costs attributable to nonproducing oil and gas leases in the Williston Basin that have been excluded from depletable costs pending further evaluation. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis.

At September 30, 1996, using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, proved oil reserves increased by 623,000 barrels from September 30, 1995, reserves calculated using prices in effect then. Proved gas reserves remained relatively unchanged at 13.06 Bcf as of September 30, 1995, versus 13.05 Bcf as of September 30, 1996. Total discounted future net revenues increased from $24,200,000 as of September 30, 1995, to $37,937,000 as of September 30, 1996.
The majority of the increase in oil reserve volumes is attributable to revisions of previous estimates which is primarily due to higher oil prices as of September 30, 1996, compared to September 30, 1995. The increase in total discounted future net revenues is primarily attributable to higher oil and gas prices at September 30, 1996, compared to September 30, 1995.

MISSOURI RIVER PROJECT. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a three-dimensional ("3-D") seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several drillable prospects. The Company drilled a dry hole on the first prospect tested in February 1996. As of September 30, 1995, the Company's investment in the project totaled approximately $1,815,000. An additional $605,000 was incurred during fiscal 1996, bringing the total investment to $2,420,000 as of September 30, 1996.

DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs and

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

provide for the three parties to jointly pursue exploration activities over the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects in the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November 1996.

OTHER WILLISTON BASIN PROSPECTS. In different areas of the Williston Basin, the Company has identified other individual prospects and has acquired leasehold acreage with the intent to conduct 3-D seismic surveys and commence additional exploratory drilling. As of September 30, 1996, the Company had acquired approximately 1,000 net acres and had invested approximately $83,000 in this leasehold acreage.

AUSTRALIA

In April 1992, the Company acquired a non-operating interest in the Comet Ridge coalbed methane project in Queensland, Australia. The Company increased its ownership interest in the project from 30% to 45.75% in June 1996 with the acquisition of an additional 15.75% capital-bearing interest for approximately $6,100,000. The Company owns a 45.75% non-operating interest in the project. The Company's interest bears 45.75% of capital costs and 42.891% of operating expenses and its net revenue interest is 38.6016% prior to project payout. Subsequent to project payout, the Company's interest will bear 36.6% of capital and operating expenses and its net revenue interest will be 32.94%. Subsequent to fiscal 1996, the Company acquired and then exercised an option to purchase an additional 5% non-operating interest in the project from co-venturers for approximately $2,300,000. The Company will finance this acquisition through a bridge loan from an affiliate of its largest shareholder.

The co-venturers in the project (the "Group") hold an Authority to Prospect ("ATP") that covered approximately 1,365,000 acres as of September 1996. The holder of the ATP may apply for petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted 34-year petroleum leases covering approximately 167,000 acres in the southern portion of the ATP. The balance of the acreage under the ATP was subject to relinquishment or renewal upon expiration of the ATP on November 1, 1996. In October 1996, the Group filed for a four-year renewal and proposed to voluntarily relinquish approximately 20% of its ATP acreage along the western border of the ATP which is considered of only marginal interest. Effective November 1, 1996, the renewal application was approved by the Queensland Minister of Mines and Energy. The Group's ATP now covers approximately 1,088,000 acres, of which 167,000 acres are covered by the 34-year petroleum leases.

As of September 1996, the Group had drilled a total of 16 wells on the ATP. One well, located on the northern portion of the ATP, is awaiting further completion procedures. Fifteen of the wells located in the Fairview area of the southern portion of the ATP have been completed and have been production tested to varying degrees. Fourteen of the wells in a core area have been tested extensively during the fiscal year for the purpose of gathering data relative to gas and water production rates and estimated recoverable gas reserves. Volumes being flared at year end were approximately 4.2 million cubic feet of gas per day. No wells were drilled in fiscal 1996; however, the Group has commenced the drilling of three additional wells in the Fairview area subsequent to September 30, 1996. Reservoir modeling, combined with evaluation of actual production performance data, has allowed independent reservoir engineers to assign technically recoverable reserve volumes to the 14 wells in the core Fairview area. Although the Company has not included these reserves in its proved reserves due to the lack of a sales contract and marketing facilities, the Company believes the property will be commercially productive based upon existing data.

During fiscal 1996, the Group began negotiations regarding a gas contract with a Brisbane-based utility. The general terms of discussions contemplate the delivery of approximately 57 petajoules, or roughly 57 billion cubic feet of gas, over 15 years beginning as soon as a pipeline connection can be made. PGT Australia has informed the Group that it intends to construct the 17-mile pipeline to connect the Fairview area wells to the PGT Queensland Gas Pipeline, and that it plans to operate the line as a part of its pipeline system. PGT has filed an application for a pipeline license with the Queensland Department of Mines and Energy, and more recently has submitted its Environmental Management Plan to the Department.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The Company's Australia full cost pool includes costs incurred in the acquisition, drilling and completion costs, seismic and de-watering costs. As of September 30, 1996, the capitalized cost applicable to the Australia full cost pool was $12,724,000. All of the costs are classified as unevaluated and therefore not currently subject to depletion.

CHINA

In fiscal 1993, the Company entered into a joint venture agreement with unrelated parties to identify low cost exploration prospects for oil and gas reserves in China through April 30, 1995. The operator has conducted preliminary operations necessary to develop and obtain land information and geological, geophysical and other related data for the purpose of initiating and conducting exploration and development projects. The Company contributed $38,000 to the joint venture prior to fiscal 1995 and no amounts thereafter pursuant to a maximum commitment of $102,000 and will have the option to participate for up to 15% of the joint venture's participation in any prospect. Management anticipates that the venture will attempt to prospect for coalbed methane in China, although no projects have been initiated to date and the venture is currently dormant.

NOTE 4 - OTHER INVESTMENTS

STOCK IN USXP. Under the terms of an agreement dated September 30, 1996, the Company acquired 150,000 shares of common stock of United States Exploration, Inc. ("USXP") and approximately $796,000 in cash, in exchange for its 354,000 shares of convertible preferred stock of USXP. Upon the disposition of the preferred stock, the Company recognized a loss of approximately $273,000. The agreement contained provisions for payment in common stock of USXP of approximately $190,000 of dividends which had accrued on the preferred stock investment prior to the exchange. Subsequent to September 30, 1996, the Company received 40,587 unregistered shares of USXP common stock in payment of the accrued dividend. The Company had acquired the convertible preferred stock on July 18, 1994, in exchange for its Ingleside, Texas refinery property.

NGL FRACTIONATING PLANT. On August 19, 1994, the Company entered into an agreement with three other parties to form a Utah limited liability company ("LLC") for the purpose of constructing a natural gas liquids ("NGL") fractionating facility (the "Plant") in Alabama. The LLC simultaneously entered into an agreement with two other parties to form an Alabama limited liability company to construct and operate the Plant. The Company committed to contribute $1,148,000 in cash in return for a 45% interest in Plant profits prior to payout of its investment and a 27% interest thereafter. During fiscal 1996, as a result of cost overruns and construction delays, the Company increased its investment and also acquired the interest of one of the co-owners thereby increasing its interest in plant profits prior to payout of its investment to 55% and to 47% thereafter.

The Plant began operations in late November 1995 and is now operating near full capacity. As of September 30, 1996, the Company had an investment of $2,474,000 (1995 - $1,454,000) in the Plant, net of a distribution of $77,000 and a net loss of $75,000, which represents the Company's share of the net loss from Plant operations for the period from start-up through September 30, 1996.

NOTE 5 - LONG-TERM DEBT

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5% or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. The total outstanding loan balance at September 30, 1996, was $13,994,000 (1995
- $15,746,000); $10,000,000 (1995 - $10,000,000) under a fixed rate loan and
$3,994,000 (1995 - $5,746,000) under a LIBOR/Base Rate loan. At September 30, 1996, the weighted average interest rate for LIBOR/Base Rate loans under the revolver was 6.96% (1995 -7.66%). The fixed rate loan of $10,000,000, with interest at 5.92% payable monthly, matured on September 30, 1996.

Under the provisions of the agreement, the fixed rate loan converted to a LIBOR/Base Rate loan under the terms of the revolver with interest payable at LIBOR plus 1.5%. The weighted average interest rate is 7.01% for the four month period

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

through January 1997. Upon expiration of the revolver on October 7, 1997, the principal balance is scheduled to convert to a four-year term loan. Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1996, the borrowing base was $16,000,000, and was reset at $14,500,000 in November 1996. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The credit agreement provides that the Company may not pay dividends or obtain additional debt financing without the prior approval of the bank.

Pursuant to the terms of the loan agreement, projected maturities of long-term debt at September 30, 1996 are as follows: fiscal 1998 - $3,498,500; fiscal 1999 - $3,498,500; fiscal 2000 - $3,498,500; fiscal 2001 -
$3,498,500.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1996, and 1995 consisted of the following (in thousands, except number of shares):


                                                             1996       1995
                                                         ---------   ---------

Preferred stock:
  Cumulative, $1.00 par value. Authorized
    10,000,000 shares; none issued                       $       -   $       -

  Non-cumulative, $1.00 par value. Authorized
    10,000,000 shares; none issued                               -           -

Common stock, $.02 par value. Authorized 20,000,000
  shares; 13,078,071 issued and 13,050,271 outstanding
  as of September 30, 1996; 11,237,404 issued and
  11,209,604 outstanding as of September 30, 1995              262         225

Capital in excess of par value                             105,375      98,424

Accumulated deficit                                        (69,550)    (68,760)

Treasury stock, at cost; 27,800 shares                         (71)        (71)
                                                         ---------   ---------
    Total stockholders' equity                           $  36,016   $  29,818
                                                         ---------   ---------
                                                         ---------   ---------

COMMON STOCK ISSUANCES

During fiscal 1994, the Company issued 162,666 shares of common stock to former officers and directors pursuant to the exercise of warrants and options; 112,666 shares were issued at $1.50 per share and 50,000 shares were issued at $2.00 per share. Net proceeds to the Company were approximately $269,000. During fiscal 1995, the Company issued 21,600 shares of common stock at $2.75 per share to employees pursuant to the exercise of incentive stock options. Net proceeds to the Company were approximately $60,000. During fiscal 1996, the Company issued 1,400,000 shares of common stock to two institutional investors. The proceeds of $6,091,000 were used to acquire an additional 15.75% interest in the Comet Ridge coalbed methane project in Queensland, Australia. See Note 3. The Company issued 420,000 and 16,667 shares at $2.00 and $2.75 per share, respectively, to a former officer pursuant to the exercise of warrants. In addition, 4,000 shares of common stock at $2.75 per share were issued to an employee pursuant to the exercise of incentive stock options. Net proceeds to the Company from the exercise of stock options and warrants were approximately $897,000.

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The following table represents a summary of stock option transactions for the three years ended September 30, 1996:

                                               Shares   Price Range per Share
                                             --------   ---------------------

As of September 30, 1993                       16,250      $3.52 to $5.13
  Granted in fiscal 1994                      251,000            2.75
  Forfeited in fiscal 1994                     (1,000)           2.75
  Exercised in fiscal 1994                          -              -
                                             --------
As of September 30, 1994                      266,250       2.75 to 5.13
                                             --------
  Granted in fiscal 1995                       15,000            3.69
  Forfeited in fiscal 1995                          -              -
  Exercised in fiscal 1995                    (21,600)           2.75
                                             --------
As of September 30, 1995                      259,650       2.75 to 5.13
                                             --------
  Granted in fiscal 1996                      111,000       4.63 to 4.75
  Forfeited in fiscal 1996                   (100,000)           2.75
  Exercised in fiscal 1996                     (4,000)           2.75
                                             --------
As of September 30, 1996                      266,650       2.75 to 5.13
                                             --------
                                             --------
Exercisable as of September 30, 1996           89,650      $2.75 to $5.13
                                             --------
                                             --------

Options vest ratably over three years, except for options at an exercise price of $5.13, which vest ratably over five years.

NONQUALIFIED STOCK OPTIONS AND WARRANTS

Nonqualified option and warrant transactions for the three years ended September 30, 1996 are as follows:

                                              Shares    Price Range per Share
                                             ---------  ---------------------
As of September 30, 1993                     1,179,108     $1.50 to $8.54
  Granted in fiscal 1994                       100,000           2.75
  Expired in fiscal 1994                      (241,442)          8.54
  Exercised in fiscal 1994                    (162,666)     1.50 to 2.00
                                             ---------
As of September 30, 1994                       875,000      2.00 to 6.00
                                             ---------
  Granted in fiscal 1995                             -             -
  Expired in fiscal 1995                             -             -
  Exercised in fiscal 1995                           -             -
                                             ---------
As of September 30, 1995                       875,000      2.00 to 6.00
                                             ---------
  Granted in fiscal 1996                       100,000      4.31 to 4.63
  Expired in fiscal 1996                      (133,333)     2.75 to 6.00
  Exercised in fiscal 1996                    (436,667)     2.00 to 2.75
                                             ---------
As of September 30, 1996                       405,000      2.00 to 4.63
                                             ---------
                                             ---------
Exercisable as of September 30, 1996           288,334     $2.00 to $2.75
                                             ---------
                                             ---------

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 7 - INCOME TAXES

The Company adopted SFAS 109 effective October 1, 1993. Because of the Company's significant net operating loss ("NOL") and other carryforwards, it recorded a deferred tax asset for the carryforwards under SFAS 109. Since the Company's profitability is not assured, a substantial valuation allowance was deducted from the value of the asset. The net deferred tax asset recorded on the October 1, 1993 balance sheet was $3,000,000. This amount was reflected in net income as the cumulative effect of a change in method of accounting for income taxes. The realization of this asset will have the effect of reducing future earnings through a charge in lieu of income taxes. During the year ended September 30, 1994, the Company also recognized a net benefit of $191,000 due to adjustments to the net deferred tax asset. No deferred tax expense or benefit was recognized during the fiscal years ended September 30, 1995 and 1996. The Company will continue to review income trends and projected NOL utilizations and will from time to time adjust the valuation allowance accordingly.

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rates of 35%. The reasons for and effects of such differences (in thousands) are as follows:

                                                   1996       1995       1994
                                                 ------     ------    ------

Expected amount(1)                               $ (279)    $ (441)   $ (724)
Increase (decrease) from:
  Increase (decrease) in valuation allowance       (446)       846       546
  Adjustments to and expiration of carryforwards    817       (285)        -
  Permanent differences between financial
    statement income and taxable income             (84)       (92)      (13)
  State taxes net of federal benefit, and other     (14)        (4)      (27)
                                                 ------     ------    ------
Total income tax expense (benefit)               $   (6)    $   24    $ (218)
                                                 ------     ------    ------
                                                 ------     ------    ------

(1) Includes expected amounts due by applying the statutory tax rate to the sum of loss from continuing operations and loss from discontinued operations, and excludes cumulative effect of accounting change.

The net deferred tax asset is comprised of the following at September 30, 1996 and 1995:

                                                              1996       1995
                                                          ---------   ---------

Deferred tax assets:
  Federal and state net operating loss
  carryforwards                                           $  16,913   $  16,028
  Statutory depletion carryforwards                           2,559       2,815
  Property, plant and equipment                               1,570       1,994
  Investment tax credit carryforwards                           917       1,550
  Other                                                         208         226
                                                          ---------   ---------
     Gross deferred tax assets                               22,167      22,613
                                                          ---------   ---------
     Valuation allowance                                    (18,976)    (19,422)
                                                          ---------   ---------
                                                          $   3,191   $   3,191
                                                          ---------   ---------
                                                          ---------   ---------

The principal differences between recognition of taxable income (loss) for federal income tax and financial reporting purposes relate to intangible drilling costs, dry hole and abandonment costs, accelerated depreciation and asset write-downs.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The Company has the following carryforwards (in thousands) at September 30, 1996:

                                   Federal     Alternative
                                 Income Tax    Minimum Tax
                                 ----------    -----------

Net operating loss               $  45,773     $    44,515
Investment tax credit            $     917             N/A
Statutory depletion              $   7,313             N/A
Minimum tax credit               $     206             N/A

The net operating loss carryforwards expire at various dates from fiscal 1998 through fiscal 2011 (subject to certain limitations) and the investment tax credit carryforwards are expiring currently. Statutory depletion and minimum tax credit carryforwards do not expire.

The Company's net operating loss carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period after 1986. As of September 30, 1996, no such ownership change had occurred.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

On October 7, 1996, the Company filed a Motion to Intervene as a plaintiff in the proceeding APACHE OIL CORPORATION AND SNYDER OIL CORPORATION V. MDU RESOURCES GROUP, INC., AND WILLISTON BASIN INTERSTATE PIPELINE COMPANY, INC., in the District Court, McKenzie County, North Dakota. The case involves the production and sale of natural gas by the Company's predecessors in the McKenzie Gas Processing Plant in North Dakota. The Company claims that its predecessors sold gas through a contract to the defendants, and defendants breached those contracts. The Company believes that it is entitled to receive part of the resulting damages. The Company is among a group of gas producers that filed the Motion to Intervene. The Motion has recently been denied, but the Company anticipates joining the other producers and filing a new action against the defendants.

The Company entered into an amendment to its office lease agreement in Denver, Colorado effective September 1, 1993. The amended lease covers 11,000 square feet for a term of five years. During the term of the lease, rent is payable in the amount of $116,000 base rent per year, plus expense recovery amounts.
During the fiscal years ended September 30, 1996, 1995 and 1994, the Company paid approximately $116,000, $116,000 and $119,000, respectively, in office rent.

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

NOTE 10 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for fiscal 1996, 1995 and 1994 (in thousands) are as follows:

                                          1996          1995            1994
                                       ---------      ---------     ----------
Capitalized costs:
  Proved properties:
     United States                     $ 100,882      $ 100,082     $  103,375

  Unproved properties:
     United States                         8,716          7,943          6,977
     Australia                            12,724          5,125            813
     China                                    38             38             38
                                       ---------      ---------     ----------
       Total unproved properties          21,478         13,106          7,828
                                       ---------      ---------     ----------
       Total proved and unproved         122,360        113,188        111,203
                                       ---------      ---------     ----------
  Less accumulated depletion:
     United States                       (83,881)       (80,338)       (75,306)
                                       ---------      ---------     ----------
       Total                           $  38,479      $  32,850     $   35,897
                                       ---------      ---------     ----------
                                       ---------      ---------     ----------

Costs incurred:
  Property acquisition costs:
     Proved properties:
       United States                   $      13      $     207     $      323

     Unproved properties:
       United States                         774            992            920
       Australia                           6,092            300            187
       China                                   -              -             13
                                       ---------      ---------     ----------
                                           6,866          1,292          1,120
                                       ---------      ---------     ----------
  Exploration costs:
       United States                         627            330              -
       Australia                           1,507            133            459
                                       ---------      ---------     ----------
                                           2,134            463            459
                                       ---------      ---------     ----------
  Development costs:
       United States                       1,763          1,202          1,760
       Australia                               -          3,879              -
                                       ---------      ---------     ----------
                                           1,763          5,081          1,760
                                       ---------      ---------     ----------
     Total costs incurred              $  10,776      $   7,043     $    3,662
                                       ---------      ---------     ----------
                                       ---------      ---------     ----------

               TIPPERARY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depletion rates per equivalent barrel of production for the years ended September 30, 1996, 1995 and 1994 were $4.87, $5.54 and $4.72, respectively.
Costs of $2,589, $1,815 and $1,008 related to domestic unproved oil and gas properties were excluded from depletable costs in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, for each of the three years in the period ended September 30, 1996, (in thousands) are as follows:

                                                1996        1995       1994
                                              -------     -------     -------
Revenue from sale of oil and gas              $10,965     $11,673     $13,623
Production costs                               (5,463)     (5,726)     (6,210)
Depreciation, depletion and amortization
  including impairment                         (3,543)     (5,032)     (7,038)
Income tax expense                                (39)        (18)        (17)
                                              -------     -------     -------
Results of operations                         $ 1,920     $   897     $   358
                                              -------     -------     -------
                                              -------     -------     -------

Revenues of $171, $164 and $261 were not included above for 1996, 1995 and 1994, respectively, which represent revenues received primarily for saltwater disposal. Production costs of $144, $144 and $153 were included above for 1996, 1995 and 1994, respectively, which represent costs paid or payable to other affiliates in the consolidated group. Costs associated with the saltwater disposal revenue and other costs of $228, $254 and $204 were not included above for 1996, 1995 and 1994, respectively. Income tax expense is computed using the Company's overall effective tax rate for each respective year.

The following tables set forth information (in thousands) for fiscal 1996, 1995 and 1994 with respect to changes in the Company's proved reserves (all of which are in the United States) as estimated by several independent petroleum engineers, predominantly Heinle & Associates, Inc. and Forrest A. Garb & Associates, Inc.:

                                       1996               1995               1994
                                  ---------------    ---------------    ---------------
                                   Oil      Gas      Oil       Gas      Oil       Gas
                                  Bbls      MCF      Bbls      MCF      Bbls      MCF
                                  -----    ------    -----    ------    -----    ------
TOTAL PROVED RESERVES:
Beginning of year                 3,419    13,061    3,685    15,645    5,532    26,852
Revisions of previous estimates     835     1,556      (31)    1,361     (860)   (8,437)
Extensions, discoveries
  and other additions               288       193      343       723        3       126
Purchases of reserves in place       12        18       24        15       73       134
Sale of reserves in place           (42)     (226)     (37)   (2,622)    (417)     (530)
Production                         (470)   (1,550)    (565)   (2,061)    (646)   (2,500)
                                  -----    ------    -----    ------    -----    ------

  End of year                     4,042    13,052    3,419    13,061    3,685    15,645
                                  -----    ------    -----    ------    -----    ------
                                  -----    ------    -----    ------    -----    ------


PROVED DEVELOPED RESERVES:
  Beginning of year               2,952    10,798    3,423    13,839    4,952    20,448
                                  -----    ------    -----    ------    -----    ------
                                  -----    ------    -----    ------    -----    ------

  End of year                     3,657    11,116    2,952    10,798    3,423    13,839
                                  -----    ------    -----    ------    -----    ------
                                  -----    ------    -----    ------    -----    ------

               TIPPERARY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the Company's estimated discounted future net cash flows from its oil and gas properties for fiscal 1996, 1995 and 1994 (in thousands) follows:

                                        1996           1995           1994
                                      --------       --------       --------
Future revenues                       $115,708       $ 74,482       $ 82,985
Future production costs                (48,297)       (33,026)       (35,850)
Future development costs                (2,215)        (2,840)        (1,667)
Future income tax expense               (2,607)          (431)          (561)
                                      --------       --------       --------
Future net cash flows                   62,589         38,185         44,907
10% annual discount                    (24,652)       (13,985)       (15,886)
                                      --------       --------       --------
Discounted future net cash flows      $ 37,937       $ 24,200       $ 29,021
                                      --------       --------       --------
                                      --------       --------       --------

Principal changes in the Company's estimated discounted future net cash flows for each of the three years in the period ended September 30, 1996 (in thousands) are as follows:

                                                 1996       1995        1994
                                                -------    -------    --------
Beginning of year                               $24,200    $29,021    $ 49,627
  Oil and gas sales, net of production costs     (5,646)    (6,091)     (7,565)
  Net change in prices and production costs      10,185       (440)     (4,003)
  Extensions and discoveries less related costs   2,006      1,274          67
  Purchases of reserves in place, net                89         99         469
  Sales of reserves in place, net                  (247)    (1,581)     (1,968)
  Change in estimated development costs             596     (1,117)        348
  Revision of previous quantity estimates         4,735        906     (11,237)
  Accretion of discount                           2,420      2,902       4,963
  Net change in income taxes                     (1,114)        56       1,072
  Changes in production rates and other             713       (829)     (2,752)
                                                -------    -------    --------
End of year                                     $37,937    $24,200    $ 29,021
                                                -------    -------    --------
                                                -------    -------    --------

At September 30, 1996, average oil and gas prices used in the determination of future cash flows were $22.48 per barrel and $1.90 per Mcf, respectively.

               TIPPERARY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 1996, and 1995 (in thousands, except per share data):

                                        Quarter Ended
                       ------------------------------------------------
                       December 31,  March 31,  June 30,  September 30,
                          1995         1996       1996         1996      Total
                         ------       ------     ------       ------    -------
FISCAL 1996

Revenues                 $2,631       $2,686     $3,084       $2,735    $11,136
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------

Gross profit             $1,333       $1,286     $1,680       $1,290    $ 5,589
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------

Net income (loss)        $ (241)      $ (171)    $  145       $ (523)   $  (790)
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------

Net income (loss) per
 common share            $ (.02)      $ (.02)    $  .01       $ (.04)   $  (.07)
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------


                                        Quarter Ended
                       ------------------------------------------------
                       December 31,  March 31,  June 30,  September 30,
                          1994         1995       1995         1995      Total
                         ------       ------     ------       ------    -------
FISCAL 1995

Revenues                 $2,941       $3,163     $3,132       $2,601    $11,837
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------
Gross profit             $1,567       $1,712     $1,664       $1,058    $ 6,001
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------
Net loss                 $ (431)      $ (293)    $ (143)      $ (417)   $(1,284)
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------
Net (loss) per
 common share            $ (.04)      $ (.02)    $ (.01)      $ (.04)   $  (.11)
                         ------       ------     ------       ------    -------
                         ------       ------     ------       ------    -------