Form 10-Q
period 1996-12-31
TIPPERARY CORP
filed 1997-02-14
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1996
                               -------------------------

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)



          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado                             80202
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
Yes    X       No
    -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding February 13, 1997
----------------------------            -----------------------------
Common Stock, $.02 par value            13,050,271 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

               Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         December 31, 1996 and September 30, 1996            1

                         Consolidated Statement of Operations
                         Three months ended December 31, 1996 and 1995       2

                         Consolidated Statement of Cash Flows
                         Three months ended December 31, 1996 and 1995       3

                         Notes to Consolidated Financial Statements          4

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       5


PART II.  OTHER INFORMATION

               Item 1.   Legal Proceedings                                  10

               Item 2.   Changes in Securities                              10

               Item 3.   Defaults Upon Senior Securities                    10

               Item 4.   Submission of Matters to a Vote of Security
                         Holders                                            10

               Item 5.   Other Information                                  10

               Item 6.   Exhibits and Reports on Form 8-K                   10

SIGNATURES                                                                  11

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                    (unaudited)


                                                  December 31,   September 30,
                                                      1996           1996
                                                  ------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                    $      3,067   $       3,575
     Receivables                                         2,493           2,154
     Inventory                                             190             190
     Current portion of deferred income taxes, net          75              57
     Other current assets                                  162             123
                                                  ------------   -------------
          Total current assets                           5,987           6,099
                                                  ------------   -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method          123,593         122,360
     Other property and equipment                        2,343           2,336
                                                  ------------   -------------

                                                       125,936         124,696
Less accumulated depreciation, depletion and
  amortization                                         (86,150)        (85,215)
                                                  ------------   -------------
     Property, plant and equipment, net                 39,786          39,481
                                                  ------------   -------------

Noncurrent portion of deferred income taxes, net         3,116           3,134
Investment in NGL fractionating plant                    2,431           2,474
Investment in stock                                        897             707
Other noncurrent assets                                     14             203
                                                  ------------   -------------
                                                  $     52,231   $      52,098
                                                  ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt            $          -   $           -
     Accounts payable                                      660           1,539
     Accrued liabilities                                   234             215
     Production taxes payable                              187             186
     Royalties payable                                     139             148
     Income taxes payable                                   11               -
                                                  ------------   -------------
          Total current liabilities                      1,231           2,088
                                                  ------------   -------------

Long-term debt                                          13,994          13,994
Commitments and contingencies (Note 2)

Stockholders' equity
     Common stock; par value $.02; 20,000,000
       shares authorized; 13,078,071 issued
       and 13,050,271 outstanding                          262             262
     Capital in excess of par value                    105,387         105,375
     Accumulated deficit                               (68,572)        (69,550)
     Treasury stock, at cost; 27,800 shares                (71)            (71)
                                                  ------------   -------------
          Total stockholders' equity                    37,006          36,016
                                                  ------------   -------------
                                                  $     52,231   $      52,098
                                                  ============   =============


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                                       Three months ended
                                                          December 31,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
Revenues                                               $  4,112  $  2,631

Costs and expenses:
     Operating                                            1,470     1,298
     General and administrative                             437       349
     Depreciation, depletion and amortization               935     1,028
                                                       --------  --------

          Total costs and expenses                        2,842     2,675
                                                       --------  --------

          Operating income (loss)                         1,270       (44)

Other income (expense):
     Interest income                                         29        68
     Dividend income                                          -        22
     Interest expense                                      (245)     (256)
                                                       --------  --------

          Total other expense                              (216)     (166)
                                                       --------  --------

          Income (loss) before income tax                 1,054      (210)

Current income tax expense                                  (23)       (3)
                                                       --------  --------

Income (loss) before equity in loss of NGL
  fractionating plant                                     1,031      (213)

Equity in loss of NGL fractionating plant                   (53)      (28)
                                                       --------  --------

Net income (loss)                                      $    978  $   (241)
                                                       ========  ========

Net income (loss) per share                            $    .07  $   (.02)
                                                       ========  ========

Weighted average shares outstanding                      13,050    11,210
                                                       ========  ========


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                            Three months ended
                                                               December 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
     Net income (loss)                                      $    978  $   (241)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation, depletion and amortization               935     1,028
          Equity in loss of NGL fractionating plant               53        28
          Tax effect of stock option exercise                     12         -
          Change in assets and liabilities:
               (Increase) decrease in receivables               (339)      295
               Increase in other current assets                  (39)      (55)
               Decrease in accounts payable, accrued
                 liabilities, and production and income
                 taxes payable                                  (848)     (244)
               Decrease in royalties payable                      (9)      (47)
               Other                                              (1)        1
                                                            --------  --------
          Net cash provided by operating activities              742       765
                                                            --------  --------
Cash flows from investing activities:
     Proceeds from asset sales                                    12        56
     Investment in NGL fractionating plant                       (10)     (653)
     Capital expenditures                                     (1,252)     (640)
                                                            --------  --------
          Net cash used in investing activities               (1,250)   (1,237)

Net decrease in cash and cash equivalents                       (508)     (472)

Cash and cash equivalents at beginning of period               3,575     4,193
                                                            --------  --------

Cash and cash equivalents at end of period                  $  3,067  $  3,721
                                                            ========  ========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                               $    182  $    255
     Income taxes                                           $      -  $      3




            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at December 31, 1996, and the results of its operations for the three-month periods ended December 31, 1996, and 1995. The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1996. These financial statements should be read in conjunction with the Form 10-K.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121", effective October 1, 1996. SFAS 121 requires the write-down to market value of certain long-lived assets and applies to the Company's long-lived assets other than oil and gas properties, which will continue to be accounted for using the full cost method. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations for the quarter ended December 31, 1996.

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective October 1, 1996. As permitted under SFAS 123, the Company elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make pro forma disclosures of net income as if the fair value based method of accounting as defined in SFAS 123 had been applied. In October 1996, the Company granted certain employees options to purchase 85,000 shares of its common stock at $3.63 per share. The Company will make the required pro forma disclosures in the notes to its annual financial statements.

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

On October 7, 1996, the Company filed a Motion to Intervene as a plaintiff in the proceeding APACHE OIL CORPORATION AND SNYDER OIL CORPORATION V. MDU RESOURCES GROUP, INC., AND WILLISTON BASIN INTERSTATE PIPELINE COMPANY,
INC., in the District Court, McKenzie County, North Dakota. The case involves the production and sale of natural gas by the Company's predecessors in the McKenzie Gas Processing Plant in North Dakota. The Company claims that its predecessors sold gas through a contract to the defendants, and defendants breached those contracts. The Company believes that it is entitled to receive part of the resulting damages. The Company is among a group of gas producers that filed the Motion to Intervene. The Motion was denied, but the Company anticipates joining the other producers and filing a new action against the defendants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the three months ended December 31, 1996, the Company continued its exploration efforts in the Comet Ridge coalbed methane project in Queensland, Australia, the Missouri River project in Montana and the Divide project in North Dakota. The Company also continued development drilling on its existing properties. During the quarter, the Company incurred capital expenditures of $1,252,000, received proceeds of $12,000 from miscellaneous oil and gas property sales and invested an additional $10,000 in the Alabama natural gas liquids ("NGL") fractionating plant, resulting in net cash used in investing activities of $1,250,000. The capital expenditures included an investment of $527,000 for the Company's share of cash advances for initial costs to drill three wells in the Comet Ridge project, approximately $521,000 in domestic development drilling costs, and $204,000 in other capital expenditures, of which $70,000 was for leasehold acquisitions. During the quarter ended December 31, 1995, the Company incurred $640,000 in capital expenditures, invested $653,000 in the construction of the NGL fractionating plant, and received proceeds of $56,000 from the sale of producing oil and gas properties, resulting in net cash used in investing activities of $1,237,000. The capital expenditures of $640,000 were incurred primarily in domestic oil and gas operations.

The Company had cash and temporary investments of $3,067,000 as of December 31, 1996, versus $3,575,000 as of September 30, 1996. Cash flows were provided primarily by the Company's producing oil and gas properties during both the three months ended December 31, 1996 and 1995. Net cash provided by operating activities was $742,000 and $765,000 for the fiscal 1997 and fiscal 1996 quarters, respectively. Receivables increased $339,000 to $2,493,000 at December 31, 1996 from $2,154,000 at September 30, 1996 due to accruals of revenue at higher oil and gas prices. The decrease in accounts payable of $879,000 to $660,000 at December 31, 1996 from $1,539,000 at September 30, 1996 was due to payment of certain drilling costs on the Comet Ridge project and to the timing of payment of other accounts payable. The Company made no principal payments in either period on its long term debt, all of which was owed to the Company's commercial bank lender. Principal payments totaling $1,752,000 were made during fiscal 1996 and the Company made an additional $150,000 principal payment in January 1997.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions partially mitigate the effects of lower prices. The Company presently has hedged, under "swap" and put option agreements, an average of 20,000 barrels per month, or approximately 50%, of its remaining fiscal 1997 monthly oil production subsequent to December 31, 1996.
An average of 16,667 barrels is hedged through swap agreements with a weighted average floor price of $19.09 per barrel. An average of 3,333 barrels per month is hedged through put option agreements with a strike price of $20.00 per barrel. The swap agreements provide the Company with 50% participation in actual prices in excess of the floor level. The Company's actual price received for oil at the wellhead during the first quarter of fiscal 1997 averaged $2.12 per barrel below the average New York Mercantile Exchange ("NYMEX") price. This difference varies based on location and quality of oil sold.

Subsequent to December 31, 1996, the Company entered into an agreement to hedge an average of approximately 8,000 MMBtu per month, or approximately 7%, of its remaining fiscal 1997 monthly natural gas production subsequent to December 31, 1996, through a put option with a strike price of $2.20 per MMBtu. The Company's actual price received for gas during the first quarter of fiscal 1997 averaged $1.01 below the average NYMEX price. The difference between the average NYMEX price and price received for gas by the Company varies based on location, liquid content and type of contract. Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to December 31, 1996, could cause a significant reduction in cash flows available for the funding of capital projects and reduction of bank debt and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement (the "Agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The Agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5% or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. At December 31, 1996, the Company's outstanding debt of $13,994,000 carried a weighted average interest rate of 7.06%. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. The Conversion Date was recently extended by the bank from October 5, 1997, to October 5, 1998.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. In February 1997, the borrowing base was reduced to $14,500,000. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. In the event oil prices or natural gas prices decline by a significant amount, the Company's borrowing base could be reduced to an amount less than the loan balance, resulting in the Company having to fulfill the foregoing requirements. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The agreement provides that the Company may not pay dividends or incur additional debt without prior approval from the bank.

The Company has minimal remaining unused borrowing capacity, and is therefore attempting to establish additional oil and gas reserves through its exploitation and exploration projects, which if successful, could increase its borrowing base with the bank. The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow and bank financing will have to be supplemented with project financing and/or additional corporate debt or equity offerings. The Company presently anticipates using cash on hand, existing cash flows, additional bank financing and any additional external financing to pursue both its domestic and international exploratory projects, to possibly purchase additional producing oil and gas properties and to maintain a modest level of developmental drilling.

The Company's capital investment has been directed primarily to the following projects:

INTERNATIONAL EXPLORATION AND DEVELOPMENT

In April 1992, the Company acquired a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. As of September 30, 1996, the co-venturers conducting the project (the "Group") held an Authority to Prospect ("ATP") granted by the Queensland government covering approximately 1,365,000 acres. The holder of an ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted petroleum leases covering approximately 167,000 acres in the area known as "Fairview," which is in the southern portion of the ATP. In October 1996, the Group filed for a four-year renewal and relinquished approximately 20% of its acreage along the western border of the ATP, which it considers to be of only marginal interest. The ATP was renewed effective November 1, 1996, for a four-year period. The Group's renewed ATP covers approximately 1,088,000 acres, of which 167,000 acres are already covered by the petroleum leases. The new ATP requires certain minimum expenditures, based on current exchange rates, of approximately $237,000 in year one, $428,000 in years two and three, and $765,000 in year four. The Company will be responsible for its pro rata share of these expenditures.

As of December 31, 1996, the Group had drilled 17 wells on its ATP acreage, of which 16 are in the Fairview area and one well is awaiting completion in the Dawson area in the northern portion of the ATP. Fourteen of the wells are in a core area where significant de-watering and production testing has been done, with natural gas being flared. Based upon past production testing, continued de-watering is expected to further increase gas production rates. In December 1996, the Group abandoned a wellbore which was lost due to cave-in and immediately drilled a replacement well. Both the abandoned wellbore and the replacement well are 12 kilometers southeast of the core Fairview area. Subsequent to December 31, 1996, two wells were drilled, one offsetting the core Fairview area and one six kilometers northwest of the core Fairview area. All three of the wells drilled since September 30, 1996, exhibited high initial water flow rates. Water flow rates are indicative of permeability of the coals, which is necessary for commercial gas production.

During fiscal 1996, the Group began negotiations regarding a gas contract with a Brisbane-based gas utility, which would call for the delivery of approximately 57 petajoules, or roughly 57 billion cubic feet, of gas over 15 years. Negotiations are continuing, and the parties are reviewing a draft agreement which would take effect upon completion of a connecting pipeline and gathering facilities. The Group has applied for a pipeline license for the 17-mile line which will connect the core Fairview area wells to the PGT Queensland Gas pipeline. This pipeline was acquired during fiscal 1996 from the State of Queensland by PGT Australia ("PGT"), a subsidiary of Pacific Gas Transmission, a Portland, Oregon-based gas transmission company. PGT has informed the Group that it intends to construct the 17-mile pipeline to connect the Fairview area wells to the PGT Queensland Gas Pipeline, and that it plans to operate the line as a part of its pipeline system. PGT has also informed the Company that construction of the pipeline is expected to take approximately three months, and that PGT expects to begin after clearance is received from the Queensland Department of Mines and Energy. The Group has been notified by PGT that they anticipate a pipeline connection into the project area in the next few months. The Group has also ordered compression and gathering equipment to be installed within the same period. Connection to the PGT Queensland Gas Pipeline will provide access on the PGT system to markets north of the ATP in Gladstone and Rockhampton, and the possibility of "backhauls" south on other pipelines into the Brisbane market area. Assuming completion of a new pipeline which PGT has announced it will construct from the ATP area into the Brisbane area, the Group's gas could be transported to both the Gladstone and Brisbane market areas on the PGT system.

Effective January 1, 1997, the Company increased its ownership in the Comet Ridge project from 45.75% to 50.75% with the acquisition of an additional 5% capital-bearing interest from an unaffiliated interest holder for approximately $2,300,000. The purchase was financed through a loan from an affiliate of the Company's largest shareholder. The Companys interest bears 50.75% of capital costs and 47.58% of operating expenses and its net revenue interest is 42.35% prior to project payout. Subsequent to project payout, the Company's interest bears 40.60% of capital and operating expenses and its net revenue interest is 36.14%.

Although the Company cannot predict future capital requirements, in November 1996 it retained an international corporate finance firm to serve as the Company's agent in seeking equity and debt financing sources in Australia, the United States and Europe, with proceeds to be used to develop the Comet Ridge project. There can be no assurance that sufficient capital will be obtained or, if capital is obtained, that it will be on terms acceptable to the Company or on a basis that meets the Company's objectives.

DOMESTIC EXPLORATION

MISSOURI RIVER PROJECT. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a three-dimensional ("3-D") seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several prospects. The Company drilled a dry hole on the first prospect tested in February 1996. As of September 30, 1996, the Company's investment in the project totaled approximately $2,420,000. An additional $30,000 was incurred during the first quarter of fiscal 1997, bringing the total investment to $2,450,000 as of December 31, 1996. During the quarter, the Company continued its efforts to sell interests in the project to industry partners for cash and/or a commitment to fund seismic or drilling expenditures. On January 29, 1997, the Company entered into an agreement with another oil and gas company covering 30,000 acres in the project. The other company agreed to spend $150,000 in acquiring two-dimensional seismic data, and will then have an option to acquire an undivided 50% interest in the acreage for an additional $390,000 cash payment. The Company has also entered into a joint seismic program with a different oil and gas company covering an additional 4,000 acres in the Missouri River project area.

DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs and provide for the three parties to jointly pursue exploration activities over the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects in the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November 1996 and initial drilling is expected to begin in the third quarter of fiscal 1997. During the quarter ended December 31, 1996, the Company incurred approximately $66,000 to acquire additional acreage in Divide County.

OTHER ACTIVITIES

The Alabama natural gas liquids ("NGL") fractionating plant, which the Company and joint venture partners constructed in fiscal 1994 and 1995, began operations in late November 1995 and has operated near full capacity for an extended period. The results of the plant operations have been disappointing due to both mechanical inefficiencies and changing market conditions for NGL products. A new plant operator was appointed by the co-owners of the plant in November 1996 and certain mechanical modifications have been made. In January 1997, the Company and a co-owner in the plant engaged a consulting engineering firm to further investigate and analyze the operations of the plant and the marketing and transportation of the plant products. The Company has an interest in plant profits of 55% prior to payout and 47% thereafter. As of December 31, 1996, the Company had invested $2,432,000, which is net of a distribution of $77,000 and includes a net loss of $75,000 during fiscal 1996 and a net loss of $53,000 during the first quarter of fiscal 1997. The combined net loss of $128,000 represents the Company's share of the net loss from the Plant's operations from from start-up through December 31, 1996. Before depreciation and amortization, the Company's share of income for the quarter ended December 31, 1996, was $32,000. The loss for the three months ended December 31, 1995, reflects the results of start-up operations. The loss during the first quarter of fiscal 1997 is due to year-end maintenance to improve the plant's efficiency, and to a decrease in inlet volumes of raw NGLs. The co-owners of the plant are currently in the process of identifying additional sources of raw NGLs.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996, AND 1995

The Company reported net income of $978,000 for the three months ended December 31, 1996 versus a net loss of $241,000 for the three months ended December 31, 1995. The gross profit from oil and gas sales increased $1,309,000, or 98%, to $2,642,000 in the first quarter of fiscal 1997 from $1,333,000 in the prior year quarter due primarily to higher oil and gas prices. The Company reported operating income of $1,270,000 in the fiscal 1997 period versus an operating loss of $44,000 in the corresponding period of fiscal 1996. Following are detailed comparisons of the components of net income for the respective periods:

Operating revenues for the three months ended December 31, 1996, increased $1,481,000, or 56%, to $4,112,000 from $2,631,000 reported for the corresponding fiscal 1996 period. Oil volumes produced during the fiscal 1997 quarter increased 19% to 146,000 barrels from 123,000 barrels in the prior year's quarter, increasing revenue by $365,000. Gas volumes produced increased 7% to 437,000 Mcf in the current quarter compared to 407,000 Mcf in the quarter ended December 31, 1995, resulting in a $44,000 increase in revenues. These volume increases are largely attributable to new production resulting from exploitation and development drilling projects completed in the fourth quarter of fiscal 1996. Average oil prices increased 36% to $21.60 for the three months ended December 31, 1996, from $15.88 for the corresponding prior year's quarter, resulting in an $835,000 increase in revenue. Gas prices increased 39% to $2.05 in the current quarter versus $1.48 in the prior year's quarter, resulting in a $249,000 revenue increase. Saltwater disposal and other revenues decreased $12,000 from the corresponding fiscal 1996 period.

Operating expenses increased $172,000, or 13%, to $1,470,000 in the quarter ended December 31, 1996, from $1,298,000 reported in the corresponding quarter in fiscal 1996. The increase was primarily attributable to increased production taxes resulting from higher revenues and to remedial work on mature properties. The Company's average lifting cost per equivalent barrel produced increased to $6.66 in the three months ended December 31, 1996, from $6.29 in the prior year's three-month period.

General and administrative expenses increased $88,000, or 25%, to $437,000 in the quarter ended December 31, 1996, from $349,000 in the quarter ended December 31, 1995. The increase was attributable to increased payroll costs and an increase in legal and consulting fees during the fiscal 1997 quarter.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended December 31, 1996, decreased by $93,000, or 9%, to $935,000 from $1,028,000 reported for the comparable fiscal 1996 period. The decrease is primarily attributable to a lower DD&A rate per equivalent barrel resulting from an increase in oil and gas reserve volumes as of September 30, 1996, compared to September 30, 1995.

Interest income decreased $39,000, or 57%, to $29,000 in the quarter ended December 31, 1996, from $68,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Dividend income decreased to -0- in the quarter ended December 31, 1996, from $22,000 in the quarter ended December 31, 1995. Dividend income was accrued during fiscal 1996 on 354,000 shares of convertible preferred stock in United States Exploration, Inc. ("USXP"). The convertible preferred stock was exchanged for common stock of USXP on September 30, 1996.

Interest expense decreased $11,000, or 4%, to $245,000 in the first quarter of fiscal 1997 from $256,000 in the first quarter of fiscal 1996. When capitalized interest is included, interest expense decreased by $14,000. The decrease is attributable to reductions in long-term debt.

Income tax expense increased $20,000 to $23,000 in the first quarter of fiscal 1997 from $3,000 in the prior year quarter. The expense reflects an effective rate of 2%, rather than 35%, because the Company has a net operating loss carryover, but must pay federal alternative minimum tax at an effective rate of 2%. The expense in the prior year quarter reflects adjustments to prior year income taxes.
                                         8

The Company's equity in the loss of the NGL fractionating plant increased $25,000, or 89%, to a loss of $53,000 in the three months ended December 31, 1996, from a loss of $28,000 in the prior year quarter. The loss in the first quarter of fiscal 1997 is attributable to year-end maintenance and a decrease in inlet volumes as discussed above. The loss in the fiscal 1996 quarter was a result of start-up operations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Filed in Part I

                    11.  Computation of per share earnings

               Filed in Part II

                    4.48 Promissory Note dated December 20, 1996, in the amount of $2,300,000 between Registrant and Slough Parks Incorporated, filed herewith.

                    4.49 Subordination Agreement dated December 20, 1996, by and between Slough Parks Incorporated and Colorado National Bank, filed herewith.

                    10.49 Purchase and Sale Agreement dated January 29, 1997, between NationsBank of Texas, N.A., as Trustee for Trusts #1190 and #1191 ("Seller") and Tipperary Oil & Gas Corporation ("Buyer"), filed herewith.

                    10.50 Purchase and Sale Agreement dated January 29, 1997, between NationsBank of Texas, N.A., as Trustee for Trusts #1362, #1363 and #1364 ("Seller") and
                           Tipperary Oil & Gas Corporation ("Buyer"), filed herewith.

                    10.51 Tipperary Corporation 1997 Long-Term Incentive Plan filed as Exhibit A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on January 28, 1997, and incorporated herein by reference.

                       27  Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tipperary Corporation
                                   ---------------------
                                   Registrant



Date:     February 13, 1997        By:  /s/ David L. Bradshaw
                                        ----------------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive Officer and Chairman of the
                                        Board of Directors




Date:     February 13, 1997        By:  /s/ Paul C. Slevin
                                        ----------------------------------------
                                        Paul C. Slevin, Chief Financial Officer




Date:     February 13, 1997        By:  /s/ Wayne W. Kahmeyer
                                        ----------------------------------------
                                        Wayne W. Kahmeyer, Controller and
                                        Principal Accounting Officer