Form 10-Q
period 1997-03-31
TIPPERARY CORP
filed 1997-05-15
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              ----------------------

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ------------------

Commission File Number 1-7796


                               TIPPERARY CORPORATION
               (Exact name of registrant as specified in its charter)



          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado              80202
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
Yes    x        No
     ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding May 14, 1997
----------------------------                 ------------------------
Common Stock, $.02 par value                 13,050,271 shares

/page

                       TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         March 31, 1997 and September 30, 1996               1

                         Consolidated Statement of Operations
                         Three months and six months ended
                         March 31, 1997 and 1996                             2

                         Consolidated Statement of Cash Flows
                         Six months ended March 31, 1997 and 1996            3

                         Notes to Consolidated Financial Statements          4

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       5-10


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       11

          Item 2.   Changes in Securities                                   11

          Item 3.   Defaults Upon Senior Securities                         11

          Item 4.   Submission of Matters to a Vote of Security Holders     11

          Item 5.   Other Information                                       11

          Item 6.   Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                  12

/page

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)



                                               March 31,         September 30,
                                                 1997                1996
                                             -------------       -------------

ASSETS
Current assets:
     Cash and cash equivalents               $       2,753       $       3,575
     Receivables                                     2,071               2,154
     Inventory                                         196                 190
     Current portion of deferred income
          taxes, net                                    34                  57
     Other current assets                              172                 123
                                             -------------       -------------
          Total current assets                       5,226               6,099
                                             -------------       -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method      127,821             122,360
     Other property and equipment                    2,391               2,336
                                             -------------       -------------
                                                   130,212             124,696
Less accumulated depreciation, depletion and
     amortization                                  (86,898)            (85,215)
                                             -------------       -------------
     Property, plant and equipment, net             43,314              39,481
                                             -------------       -------------

Noncurrent portion of deferred income taxes,
     net                                             3,157               3,134
Investment in NGL fractionating plant                2,303               2,474
Investment in stock                                    897                 707
Other noncurrent assets                                 12                 203
                                             -------------       -------------
                                               $    54,909         $    52,098
                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt       $           -       $           -
     Note payable - related party                    2,300                   -
     Accounts payable                                1,075               1,539
     Accrued liabilities                               176                 215
     Production and income taxes payable               190                 186
     Royalties payable                                 145                 148
                                             -------------       -------------
          Total current liabilities                  3,886               2,088
                                             -------------       -------------

Long-term debt                                      13,844              13,994
Commitments and contingencies (Note 3)

Stockholders' equity
     Common stock; par value $.02; 20,000,000
       shares authorized; 13,078,071 issued
       and 13,050,271 outstanding                      262                 262
     Capital in excess of par value                105,375             105,375
     Accumulated deficit                           (68,387)            (69,550)
     Treasury stock, at cost; 27,800 shares            (71)                (71)
                                             -------------       -------------
          Total stockholders' equity                37,179              36,016
                                             -------------       -------------
                                             $      54,909       $      52,098
                                             =============       =============


            See accompanying notes to consolidated financial statements.

/page


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)




                                   Three months ended        Six months ended
                                        March 31,                March 31,
                                   ------------------       ------------------
                                     1997      1996           1997      1996
                                   --------  --------       --------  --------
Revenues                           $  3,064  $  2,686       $  7,176  $  5,317

Costs and expenses:
     Operating                        1,446     1,400          2,916     2,698
     General and administrative         382       342            819       691
     Depreciation, depletion and
       amortization                     749       978          1,684     2,006
                                   --------  --------       --------  --------
          Total costs and expenses    2,577     2,720          5,419     5,395

          Operating income (loss)       487       (34)         1,757       (78)

Other income (expense):
     Interest income                     30        43             59       111
     Dividend income                      -        22              -        44
     Interest expense                  (210)     (249)          (455)     (505)
     Research and development
       expense                            -       (17)             -       (17)
                                   --------  --------       --------  --------
          Total other expense          (180)     (201)          (396)     (367)
                                   --------  --------       --------  --------

          Income (loss) before
            income tax                  307      (235)         1,361      (445)

Income tax benefit (expense)             18        (1)            (5)       (4)
                                   --------  --------       --------  --------

Income (loss) before equity in
  earnings (loss) of NGL
  fractionating plant                   325      (236)         1,356      (449)

Equity in earnings (loss) of NGL
  fractionating plant                  (140)       65           (193)       37
                                   --------  --------       --------  --------

Net income (loss)                  $    185  $   (171)      $  1,163  $   (412)
                                   ========  ========       ========  ========

Net income (loss) per share        $    .01  $   (.02)      $    .09  $   (.04)
                                   ========  ========       ========  ========

Weighted average shares
  outstanding                        13,050    11,210         13,050    11,210
                                   ========  ========       ========  ========


            See accompanying notes to consolidated financial statements.

/page

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                              Six months ended
                                                                  March 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Cash flows from operating activities:
  Net income (loss)                                         $  1,163  $   (412)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                 1,684     2,006
      Equity in (earnings) loss of NGL fractionating plant       193       (37)
      Change in assets and liabilities:
        Decrease in receivables                                   83       253
        Increase in inventory                                     (6)        -
        Increase in other current assets                         (49)      (11)
        Decrease in accounts payable, accrued liabilities,
          and production and income taxes payable               (499)     (185)
        Decrease in royalties payable                             (3)      (26)
        Other                                                     (1)      (61)
                                                            --------  --------
      Net cash provided by operating activities                2,565     1,527
                                                            --------  --------

Cash flows from investing activities:
  Proceeds from asset sales                                       29       234
  Investment in NGL fractionating plant                          (21)     (985)
  Capital expenditures                                        (5,545)   (2,173)
                                                            --------  --------
    Net cash used in investing activities                     (5,537)   (2,924)
                                                            --------  --------

Cash flows from financing activities:
  Proceeds from borrowing                                      2,300         -
  Principal repayments                                          (150)        -
                                                            --------  --------
  Net cash from financing activities                           2,150         -
                                                            --------  --------

Net decrease in cash and cash equivalents                       (822)   (1,397)

Cash and cash equivalents at beginning of period               3,575     4,193
                                                            --------  --------

Cash and cash equivalents at end of period                  $  2,753  $  2,796


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                  $    449  $    511
  Income taxes                                              $      1  $      4

            See accompanying notes to consolidated financial statements.

/page

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at March 31, 1997, and the results of its operations for the three-month and six-month periods ended March 31, 1997, and 1996. The consolidated financial statements include the accounts of the Company and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1996. These financial statements should be read in conjunction with the Form 10-K.

Reclassification
----------------

Certain prior period amounts reported herein have been reclassified to correspond to the presentation used for the six months ended March 31, 1997.

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In January 1997, the Company obtained a bridge loan of $2,300,000 from Slough Parks Incorporated, an affiliate of the Company's largest shareholder. The note is due in January 1998 and bears interest at 8.5% per annum payable in calendar quarter installments. The note is secured by a 10% interest in the rights under the Joint Operating Agreement covering the Comet Ridge project in Queensland, Australia, and is subject to the terms and provisions of a subordination agreement with the Company's bank. During the quarter ended March 31, 1997, the Company incurred interest expense of approximately $36,000 on this note.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company was a defendant in a lawsuit filed on September 20, 1991 styled VALERO TRANSMISSION, L.P. v. J. L. DAVIS v. TIPPERARY CORPORATION, Cause No. 91-09-00357-CVF, in the 81st Judicial District, Frio County, Texas. The case involved gas purchase contracts between Valero and Davis. The Company previously owned 50% of Davis' interest in the contracts. Valero claimed it had overpaid Davis under the contracts and requested damages for breach of contract from Davis. Davis thereafter filed a third-party petition against the Company requesting that the Company reimburse Davis for 50% of any amounts paid to Valero on account of the claims made by Valero in its original petition. The Company answered the lawsuit, denying the claims of Davis. After Valero and Davis settled the claims between themselves, Davis requested that the Company reimburse Davis for 50% of such settlement to the extent that the settlement covered time periods in which Davis and the Company each owned a 50% interest in the contracts. On March 27, 1997, the Company entered into a settlement agreement with Davis pursuant to which the Company paid Davis $90,000 and Davis agreed to dismiss all claims against the Company. The case was dismissed by order of the court on April 23, 1997. The $90,000 settlement payment is included in these financial statements as an operating expense.

On March 14, 1997, the Company filed a complaint along with several other plaintiffs in BTA OIL PRODUCERS, ET AL. v. MDU RESOURCES GROUP, INC., ET AL. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs are suing the defendants for breach of gas sales contracts, unjust enrichment, implied trust, and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc., and Williston Basin Interstate Pipeline Company. The defendants have answered the complaint denying the claims, and discovery is expected to begin in the near term.

/page


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the six months ended March 31, 1997, the Company continued its production and development efforts in the Comet Ridge coalbed methane project in Queensland, Australia and its exploration efforts in the Missouri River project in Montana and the Divide project in North Dakota. The Company also continued development drilling on its existing properties. During this period, the Company incurred capital expenditures of $5,545,000, received proceeds of $29,000 from miscellaneous oil and gas property sales and invested an additional $21,000 in the Alabama natural gas liquids ("NGL") fractionating plant, resulting in net cash used in investing activities of $5,537,000. The capital expenditures included an investment of $4,042,000 in the Comet Ridge project, $997,000 in domestic development drilling costs and $506,000 in other capital expenditures, of which $300,000 was for domestic leasehold acquisitions. The investment in the Comet Ridge project included approximately $2,300,000 for the purchase price of an additional 5% interest in the project. The balance of $1,742,000 was expended primarily for the Company's share of costs to drill and complete three new wells, for continued de-watering of the Fairview area wells and, to a lesser extent, to advance funds for the purchase of gas gathering and compression equipment. During the six months ended March 31, 1996, the Company incurred $2,173,000 in capital expenditures, invested $985,000 in the construction of the NGL fractionating plant and received proceeds of $234,000 from the sale of producing oil and gas properties, resulting in net cash used in investing activities of $2,924,000. The capital expenditures of $2,173,000 included $574,000 expended on the Missouri River project, $357,000 on the Divide project and other Williston Basin leasehold costs and $344,000 on the Comet Ridge project. The balance was expended primarily in other domestic drilling activities.

The Company held cash and temporary investments of $2,753,000 as of March 31, 1997, versus $3,575,000 as of September 30, 1996. Net cash provided by operating activities was $2,565,000 and $1,527,000 for the six month periods ended March 31, 1997, and 1996, respectively. In January 1997, the Company obtained a bridge loan of $2,300,000 from an affiliate of the Company's largest shareholder and used the proceeds to acquire the additional 5% interest in the Comet Ridge project. This loan bears interest at 8.5% per annum payable in calendar quarter installments. The unpaid principal balance, together with accrued and unpaid interest, is due in January 1998. During the three months ended March 31, 1997, the Company made principal payments of $150,000 on its long term debt, all of which was owed to the Company's commercial bank lender. No principal payments were made during the prior year quarter.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions partially mitigate the effects of lower prices. The Company presently has hedged, under "swap" agreements, 20,000 barrels of oil per month, or approximately 55%, of its estimated remaining fiscal 1997 oil production subsequent to March 31, 1997. These swaps provide a weighted average New York Mercantile Exchange ("NYMEX") floor price of $19.44 per barrel. The swap agreements provide the Company with 50% participation in NYMEX prices in excess of the floor level. The Company's actual price received for oil at the wellhead during the first half of fiscal 1997 averaged $2.25 per barrel below the average NYMEX oil price. This difference varies based on location and quality of oil sold. Subsequent to March 31, 1997, the Company closed out a hedge position covering 70,000 MMBtu of its natural gas production through a put option with a strike price of $2.10 per MMBTU. Notwithstanding the Company's hedging activities, decreases in oil and gas prices subsequent to March 31, 1997, could cause a significant reduction in cash flows available for the funding of capital projects and reduction of bank debt, and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement (the "Agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The Agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5% or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. At March 31, 1997, the Company's outstanding debt of $13,844,000 carried a weighted average interest rate of 7.22%. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. During the second quarter of fiscal 1997, the Conversion Date was extended by the bank from October 5, 1997, to October 5, 1998.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other

/page


assumptions, all of which may change from time to time and which may differ from the Company's assumptions. The borrowing base is currently set at $14,500,000. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. In the event oil prices and/or natural gas prices decline by a significant amount, the Company's borrowing base could be reduced to an amount less than the loan balance, resulting in the Company having to fulfill the foregoing requirements. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The agreement provides that the Company may not pay dividends or incur additional debt without prior approval from the bank.

The Company has minimal remaining unused borrowing capacity and is therefore attempting to establish additional oil and gas reserves through its exploitation and exploration projects, which if successful, could increase its borrowing base with the bank. The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow and bank financing will have to be supplemented with project financing and/or additional corporate debt or equity offerings. The Company presently anticipates using cash on hand, existing cash flows, additional bank financing and any additional external financing to pay its bridge loan of $2,300,000 due January 1998, and to continue to pursue both its domestic and international projects.

The Company's capital investment was directed primarily to the following projects for the three months and six months ended March 31, 1997:

International Exploration and Development
-----------------------------------------

In April 1992, the Company acquired a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. As of September 30, 1996, the co-venturers conducting the project (the "Group") held an Authority to Prospect ("ATP") granted by the Queensland government covering approximately 1,365,000 acres. The holder of an ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted petroleum leases covering approximately 167,000 acres in the area known as "Fairview," which is in the southern portion of the ATP. During the first quarter of fiscal 1997, the Group received a four-year renewal of its ATP after relinquishing 20% of the acreage along the western border of the ATP. The renewed ATP contains approximately 1,088,000 acres, of which 167,000 acres are covered by petroleum leases. The new ATP requires certain minimum expenditures, based on current exchange rates, of approximately $240,000 in year one, $435,000 in years two and three, and $780,000 in year four. The Company will be responsible for its pro rata share of these expenditures.

As of March 31, 1997, the Group had drilled 19 wells on its ATP acreage, of which 18 are in the Fairview area and one well is awaiting completion in the Dawson area in the northern portion of the ATP. Fifteen of the wells are in a core area where significant de-watering and production testing has been done, with the natural gas production being flared. Based upon past production testing, continued de-watering is expected to further increase gas production rates.

During fiscal 1996, the Group began negotiations regarding a gas contract with a Brisbane-based gas utility, which would call for the delivery of approximately 57 petajoules, or roughly 57 billion cubic feet, of gas over 15 years. Negotiations are continuing and the parties are reviewing a draft agreement which would take effect upon completion of a connecting pipeline and gathering facilities. The Group has recently entered into gas contract negotiations with two other companies interested in purchasing gas from the property. PGT Australia ("PGT"), a subsidiary of Pacific Gas Transmission, a Portland, Oregon-based transmission company, has applied for a pipeline license to construct a 17-mile spur line which will connect the core Fairview area wells to the existing PGT Queensland Gas pipeline. This pipeline was acquired by PGT during fiscal 1996 from the State of Queensland. The Company has been notified by PGT that it has received certain of the necessary government approvals and has ordered pipe for the project. It plans to operate the line as a part of its existing pipeline system. PGT also informed the Company that construction of the pipeline is expected to take approximately three months and that PGT will begin construction after clearance is received from the Queensland Department of Mines and Energy, which is projected by mid-1997. The Group has ordered compression and gathering equipment to be used in the construction of a gathering system which will transport the gas from the individual wells to the PGT connecting pipeline. PGT has recently announced its plans to build a new 478 km pipeline from an area near the Group's ATP to the Brisbane area.
Assuming completion of the new pipeline, the Group's gas could be transported to both the Gladstone and Brisbane market areas on the PGT system.

/page


Effective January 1, 1997, the Company increased its ownership in the rights under the Joint Operating Agreement covering the Comet Ridge project from 45.75% to 50.75% with the acquisition of an additional 5% capital-bearing interest from an unaffiliated interest holder for approximately $2,300,000. The purchase of the additional interest was financed through the bridge loan from an affiliate of the Company's largest shareholder. The Company's interest bears 50.75% of capital costs and 47.58% of operating expenses and its net revenue interest is 42.35% prior to project payout. Subsequent to project payout, the Company's interest bears 40.60% of capital and operating expenses and its net revenue interest is 36.14%.

The Company expects to incur approximately $750,000 in equipment and construction costs for the gas gathering system during the third fiscal quarter. Although the Company cannot predict capital requirements beyond the installation of this system, it has retained an international investment banking firm to serve as the Company's agent in seeking equity and debt financing for the Comet Ridge project, with proceeds to be used to develop the project and repay the bridge loan. The Company has recently received indications of interest in providing capital for the project from several different parties. There can be no assurance, however, that sufficient capital will be obtained or, if obtained, that it will be on terms acceptable to the Company or on a basis that meets the Company's objectives.

Domestic Exploration
--------------------

MISSOURI RIVER PROJECT. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a three-dimensional ("3-D") seismic survey was conducted over approximately 30% of the project area, resulting in the identification of several prospects. The Company drilled a dry hole on the first prospect tested in February 1996. As of September 30, 1996, the Company's investment in the project totaled approximately $2,420,000. An additional $35,000 was incurred during the first six months of fiscal 1997, bringing the total investment to $2,455,000 as of March 31, 1997. On January 29, 1997, the Company entered into an agreement with another oil and gas company covering 30,000 acres in the project. The other company agreed to spend $150,000 in acquiring two-dimensional seismic data, and will then have an option to acquire an undivided 50% interest in the acreage for an additional $390,000 cash payment. The Company has also entered into a joint seismic program with a different oil and gas company covering an additional 4,000 acres in the Missouri River project area.

DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs and provide for the three parties to jointly pursue exploration activities on the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects in the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November 1996 and initial drilling is expected to begin in the third quarter of fiscal 1997. During the six months ended March 31, 1997, the Company incurred approximately $261,000 to acquire additional acreage in Divide County.

OTHER WILLISTON BASIN PROJECTS. In March 1997, the Company entered into an agreement to participate with an industry partner in a three-well drilling program with an option to participate in up to five additional wells. Each well will be drilled to test a structural anomaly defined by 3-D seismic data. Drilling of the first well commenced in March 1997 and the two additional wells in the initial three-well program are expected to be drilled within the next few months. The Company's share of estimated costs for the three-well program is $480,000.

Other Activities
----------------

The Company and joint venture partners constructed an NGL fractionating plant in Alabama during fiscal 1994 and 1995. The results of the plant operations have been disappointing due to both mechanical inefficiencies and changing market conditions for NGL products. A new plant operator was appointed by the co-owners of the plant in November 1996 and certain mechanical modifications were made. In January 1997, the Company engaged a consulting engineering firm to further investigate and analyze the operations of the plant and the marketing and transportation of the plant products. The Company is currently evaluating the findings of the study and, together with the co-owners, may seek to restructure the terms under which it provides fractionating services in an effort to improve the plant's profitability. The Company is also considering other alternatives, including possible new markets, that could improve operating results. The Company has an interest in plant profits of 55% prior to payout and 47% thereafter. As of March 31, 1997, the Company had invested $2,303,000, which is net of a distribution of $77,000 and a net loss of $75,000 during fiscal 1996 and a net loss of $193,000 during the first half of fiscal 1997.
The combined net loss of $268,000 represents the Company's share

/page


of the net loss from the Plant's operations from start-up in late November 1995 through March 31, 1997. The loss during the first six months of fiscal 1997 is due to a lower profit margin on the products, maintenance to improve the plant's efficiency and to a decrease in inlet volumes of raw NGLs.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996

The Company reported net income of $185,000 for the three months ended March 31, 1997, compared to a net loss of $171,000 for the three months ended March 31, 1996. Operating income increased $521,000 to $487,000 in the fiscal 1997 quarter from an operating loss of $34,000 in the corresponding quarter of fiscal
1996.   The increase in operating income is due to higher oil and gas prices and to lower depreciation, depletion and amortization ("DD&A") during the three months ended March 31, 1997, as compared to the prior year quarter. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended March 31, 1997, increased $378,000, or 14%, to $3,064,000 from $2,686,000 in the corresponding fiscal 1996 quarter. Oil volumes decreased 12,000 barrels, or 10%, to 107,000 barrels versus 119,000 barrels in the prior year quarter, decreasing revenue by $204,000. Gas volumes decreased 57,000 Mcf, or 15%, to 324,000 Mcf in the current quarter compared to 381,000 Mcf in the three months ended March 31, 1996, resulting in a $97,000 decrease in revenues. These volume decreases are attributable to sales of producing properties during the prior year period and to natural declines in production rates. Average oil prices increased 13% to $19.16 per barrel for the three months ended March 31, 1997, from $16.96 per barrel for the corresponding prior year quarter, resulting in a $235,000 increase in revenue. Gas prices increased 80% to $3.06 per Mcf in the current year quarter versus $1.70 in the prior year quarter, resulting in a $441,000 revenue increase. Saltwater disposal and other income increased $3,000 from the corresponding fiscal 1996 quarter.

Operating expenses increased $46,000, or 3%, to $1,446,000 from $1,400,000 reported in fiscal 1996. The Company's average lifting cost per equivalent barrel increased 14% to $8.21 in the three month period of fiscal 1997 from $7.19 in the prior year period. These increases were primarily attributable to increased production taxes resulting from higher oil and gas prices and to remedial work on mature properties. The increase in operating expenses is also due to a payment in March 1997 of $90,000 in settlement of litigation. (See
Note 3 to the Consolidated Financial Statements.)

General and administrative expenses increased by $40,000, or 12%, to $382,000 during the three months ended March 31, 1997, compared to $342,000 for the prior year period. The increase was primarily due to increased payroll costs resulting from an increase in the size of the Company's staff and to an increase in legal fees.

DD&A expense for the three months ended March 31, 1997, decreased by $229,000, or 23%, to $749,000 from $978,000 reported for the comparable fiscal 1996 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting from an increase in oil and gas reserve volumes as of March 31, 1997, compared to March 31, 1996.

Interest income decreased $13,000, or 30%, to $30,000 in the quarter ended March 31, 1997, from $43,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Dividend income decreased to $0 during the quarter ended March 31, 1997 from $22,000 in the quarter ended March 31, 1996. Dividend income was accrued during fiscal 1996 on 354,000 shares of convertible preferred stock in United States Exploration, Inc. ("USXP"). The convertible preferred stock was exchanged for common stock of USXP on September 30, 1996.

Interest expense for the three months ended March 31, 1997, decreased $39,000, or 16%, to $210,000 from $249,000 for the three months ended March 31, 1996. When capitalized interest is included, interest expense increased by $24,000. Such increase is attributable to an increase in debt and to higher interest rates.

Research and development expense decreased to $0 in the three months ended March 31, 1997, from $17,000 in the three months ended March 31, 1996. The Company met its contractual funding commitment in the fourth quarter of fiscal 1994, but has made voluntary payments from time to time for third party consulting services.

Income tax expense decreased $19,000 to a benefit of $18,000 for the second quarter of fiscal 1997 from an expense of $1,000 in the prior year quarter. The tax benefit during the fiscal 1997 quarter resulted from adjustments to the expected income tax liability.


/page

The equity in earnings of the NGL fractionator decreased $205,000 to a loss of $140,000 in the quarter ended March 31, 1997 from income of $65,000 in the prior year quarter. The loss in the fiscal 1997 quarter is attributable to a lower profit margin on NGL products and to a decrease in inlet volumes.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997, AND 1996

The Company reported net income of $1,163,000 for the six months ended March 31, 1997, versus a net loss of $412,000 for the six months ended March 31, 1996. Operating income increased $1,835,000 to $1,757,000 in the first six months of fiscal 1997 from a loss of $78,000 in the prior year period. This increase was primarily attributable to higher oil and gas prices. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the six months ended March 31, 1997, increased $1,859,000, or 35%, to $7,176,000 from $5,317,000 in the corresponding fiscal
1996 period. Oil volumes increased 11,000 barrels, or 5%, to 253,000 barrels versus 242,000 barrels in the prior year period, increasing revenue by $181,000. Gas volumes decreased 27,000 Mcf, or 3%, to 761,000 Mcf in the current period compared to 788,000 Mcf in the six months ended March 31, 1996, resulting in a $43,000 decrease in revenues. Gas volumes decreased due to the sale of producing properties and to declining production rates. Oil volume increases are largely attributable to new production during the first fiscal quarter resulting from exploitation and development drilling projects completed in the fourth quarter of fiscal 1996. Average oil prices increased 25% to $20.57 per barrel for the six months ended March 31, 1997, from $16.41 per barrel for the corresponding prior year period, resulting in a $1,052,000 increase in revenue. Gas prices increased 56% to $2.48 per Mcf in the current period versus $1.59 in the prior year period, resulting in a $677,000 revenue increase. Saltwater disposal and other income decreased $8,000 from the corresponding fiscal 1996 period.

Operating expenses increased $218,000, or 8%, to $2,916,000 from $2,698,000 reported in fiscal 1996. The Company's average lifting cost per equivalent barrel increased 9% to $7.32 in the first six months of fiscal 1997 from $6.73 in the prior year period. These increases were primarily attributable to higher production taxes resulting from higher oil and gas prices and to remedial work on mature properties. The increase in operating expenses is also due to a payment in March 1997 of $90,000 in settlement of litigation. (See Note 3 to the Consolidated Financial Statements.)

General and administrative expenses increased by $128,000, or 19%, to $819,000 during the six months ended March 31, 1997, compared to $691,000 for the prior year period. The increase was primarily due to increased payroll costs resulting from an increase in the size of the Company's staff and to an increase in legal fees.

DD&A expense for the six months ended March 31, 1997, decreased by $322,000, or 16%, to $1,684,000 from $2,006,000 reported for the comparable fiscal 1996 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting from an increase in oil and gas reserve volumes as of March 31, 1997, compared to March 31, 1996.

Interest income decreased $52,000, or 47%, to $59,000 in the six months ended March 31, 1997, from $111,000 in the corresponding prior year period. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Dividend income decreased to $0 during the six months ended March 31, 1997 from $44,000 in the six months ended March 31, 1996. Dividend income was accrued during fiscal 1996 on 354,000 shares of convertible preferred stock in United States Exploration, Inc. ("USXP"). The convertible preferred stock was exchanged for common stock of USXP on September 30, 1996.

Interest expense for the six months ended March 31, 1997, decreased $50,000, or 10%, to $455,000 from $505,000 for the six months ended March 31, 1996. When capitalized interest is included, interest expense increased by $11,000. Such increase is attributable to an increase in debt and to higher interest rates.

Research and development expense decreased to $0 in the six months ended March 31, 1997, from $17,000 in the six months ended March 31, 1996. The Company met its contractual funding commitment in the fourth quarter of fiscal 1994, but has made voluntary payments for third party consulting services.

Current income tax expense increased to $5,000 in the six months ended March 31, 1997, from $4,000 in the first six months of fiscal 1996. The expense reflects an effective federal tax rate of 2%, rather than 35%, because the Company

/page


has utilized a portion of its net operating loss carryover. The Company, however, must pay the alternative minimum tax at an effective rate of 2%.

The equity in earnings of the NGL fractionator decreased $230,000 to a loss of $193,000 in the six months ended March 31, 1997, from income of $37,000 during the corresponding prior year period. The loss in fiscal 1997 is attributable to a lower profit margin on NGL products, a decrease in inlet volumes and to maintenance on the plant.

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that Tipperary expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of Tipperary, particularly its Form 10-K for the Fiscal Year Ended September 30, 1996, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

/page


                            PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
------

     See Note 2 to the consolidated financial statements under Part I - Item 1.

Item 2.   Changes in Securities
------

     See Note 3 to the consolidated financial statements under Part I - Item 1.

Item 3.   Defaults Upon Senior Securities
------

     None

Item 4.   Submission of Matters to a Vote of Security Holders
------

     The Company held its Annual Meeting of Shareholders on January 28, 1997, and proxies for such meeting were solicited pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The table below summarizes voting results:

                                        Votes For           Votes Withheld
                                        ----------          --------------
          Kenneth L. Ancell             10,074,957                31,390
          David L. Bradshaw             10,085,957                20,390
          Eugene I. Davis               10,074,917                31,430
          Douglas Kramer                10,085,958                20,389
          Marshall D. Lees               9,820,452               285,895


     In addition, the shareholders voted on and approved two other proposals as listed in the proxy statement and summarized below.

     1. The shareholders approved the Company's 1997 Long-Term Incentive Plan, which reserves 250,000 shares of common stock for issuance under options which may be granted under the Plan. The vote was 9,898,575 for, 126,318 against and 81,454 abstained.

     2. The shareholders ratified the selection of Price Waterhouse LLP as independent auditors. The vote was 10,062,788 for, 18,233 against and 25,326 abstained.

Item 5.   Other Information
------

     None

Item 6.   Exhibits and Reports on Form 8-K
------

     (a)  Exhibits:
          --------

          Filed in Part I

               11.  Computation of per share earnings

          Filed in Part II

               4.50 Fifth Amendment of Revolving Credit and Term Loan Agreement
                    dated March 3, 1997, by and among Tipperary Corporation, and Tipperary Oil & Gas Corporation, and Colorado National Bank, a national banking association.

     (b)  Reports on Form 8-K:
          -------------------

          None

/page

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tipperary Corporation
                              ----------------------------------------------
                              Registrant



Date:     May 15, 1997        By:  /s/ David L. Bradshaw
                              ----------------------------------------------
                              David L. Bradshaw, President, Chief Executive
                              Officer and Chairman of the Board of Directors




Date:     May 15, 1997        By:  /s/ Paul C. Slevin
                              ----------------------------------------------
                              Paul C. Slevin, Chief Financial Officer




Date:     May 15, 1997        By:  /s/ Wayne W. Kahmeyer
                              ----------------------------------------------
                              Wayne W. Kahmeyer, Controller and Principal
                              Accounting Officer

