Form 10-Q
period 1997-06-30
TIPPERARY CORP
filed 1997-08-14
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               -----------------

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -------------------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)



     Texas                                        75-1236955
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     633 Seventeenth Street, Suite 1550
     Denver, Colorado                             80202
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
Yes     X      No
     ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding August 14, 1997
----------------------------                 ---------------------------
Common Stock, $.02 par value                 13,050,271 shares



                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                       Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         June 30, 1997 and September 30, 1996                 1

                         Consolidated Statement of Operations
                         Three months and nine months ended
                         June 30, 1997 and 1996                               2

                         Consolidated Statement of Cash Flows
                         Nine months ended June 30, 1997 and 1996             3

                         Notes to Consolidated Financial Statements           4

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        5-10


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        11

          Item 2.   Changes in Securities                                    11

          Item 3.   Defaults Upon Senior Securities                          11

          Item 4.   Submission of Matters to a Vote of Security Holders      11

          Item 5.   Other Information                                        11

          Item 6.   Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                   12




                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)


                                                    June 30,       September 30,
                                                      1997              1996

                                                  -------------   -------------

ASSETS
Current assets:
     Cash and cash equivalents                    $       1,375   $       3,575
     Receivables                                          2,205           2,154
     Inventory                                              196             190
     Current portion of deferred income
       taxes, net                                            91              57
     Other current assets                                   254             123
                                                  -------------   -------------
          Total current assets                            4,121           6,099
                                                  -------------   -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method           130,384         122,360
     Other property and equipment                         2,449           2,336
                                                  -------------   -------------
                                                        132,833         124,696
Less accumulated depreciation, depletion
  and amortization                                      (87,774)        (85,215)
                                                  -------------   -------------
     Property, plant and equipment, net                  45,059          39,481
                                                  -------------   -------------

Noncurrent portion of deferred income
  taxes, net                                              3,100           3,134
Investment in NGL fractionating plant                     1,800           2,474
Investment in USXP common stock                             381             707
Other noncurrent assets                                      13             203
                                                  -------------   -------------
                                                  $      54,474   $      52,098
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt            $           -   $           -
     Note payable - related party                         2,300               -
     Accounts payable                                     1,059           1,539
     Accrued liabilities                                    257             215
     Production and income taxes payable                    254             186
     Royalties payable                                      168             148
                                                  -------------   -------------
          Total current liabilities                       4,038           2,088
                                                  -------------   -------------

Long-term debt                                           13,844          13,994
Commitments and contingencies (Note 3)

Stockholders' equity
     Common stock; par value $.02;
       20,000,000 shares authorized;
       13,078,071 issued and 13,050,271
       outstanding                                          262             262
     Capital in excess of par value                     105,375         105,375
     Accumulated deficit                                (68,974)        (69,550)
     Treasury stock, at cost; 27,800 shares                 (71)            (71)
                                                  -------------   -------------
          Total stockholders' equity                     36,592          36,016
                                                  -------------   -------------
                                                  $      54,474   $      52,098
                                                  =============   =============


            See accompanying notes to consolidated financial statements.



                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)

                                   Three months ended        Nine months ended
                                         June 30,                 June 30,
                                     1997        1996         1997       1996
                                   --------    --------     --------   --------

Revenues                           $  3,020    $  3,084     $ 10,196   $  8,401

Costs and expenses:
     Operating                        1,278       1,404        4,194      4,102
     General and administrative         376         380        1,195      1,071
     Depreciation, depletion and
       amortization                     914         987        2,598      2,993
     Write-down of investment in
       NGL fractionating plant          467           -          467          -
                                   --------    --------     --------   --------

          Total costs and expenses    3,035       2,771        8,454      8,166
                                   --------    --------     --------   --------

          Operating income (loss)       (15)       313         1,742        235

Other income (expense):
     Interest income                     24          66           83        177
     Dividend income                      -          21            -         65
     Interest expense                  (200)       (226)        (655)      (731)
     Loss on disposition of USXP
       common stock                    (258)          -         (258)         -
     Research and development
       expense                            -           -            -        (17)
                                   --------    --------     --------   --------
          Total other expense          (434)       (139)        (830)      (506)
                                   --------    --------     --------   --------

          Income (loss) before
            income tax                 (449)        174          912       (271)

Income tax benefit (expense)              3          22           (2)        18
                                   --------    --------     --------   --------

Income (loss) before equity in
  loss of NGL fractionating plant      (446)        196          910       (253)

Equity in loss of NGL fractionating
  plant                                (141)        (51)        (334)       (14)
                                   --------    --------     --------   --------

Net income (loss)                  $   (587)   $    145     $    576   $   (267)
                                   ========    ========     ========   ========

Net income (loss) per share        $   (.04)   $    .01     $    .04   $   (.02)
                                   ========    ========     ========   ========

Weighted average shares
  outstanding                        13,050      11,911       13,270     11,441
                                   ========    ========     ========   ========

            See accompanying notes to consolidated financial statements.

                                         2

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)



                                                     Nine months ended
                                                          June 30,
                                                  -----------------------
                                                    1997           1996
                                                  --------       --------

Cash flows from operating activities:
Net income (loss)                                 $    576       $   (267)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation, depletion and amortization        2,598          2,993
     Equity in loss of NGL fractionating plant         334             14
     Loss on disposition of USXP common stock          258              -
     Write-down of investment in NGL
       fractionating plant                             467              -
     Change in assets and liabilities:
          (Increase) decrease in receivables           (51)           221
          Increase in inventory                         (6)             -
          (Increase) decrease in other current
            assets                                    (131)            12
          Decrease in accounts payable, accrued
            liabilities, and production and
            income taxes payable                      (370)          (291)
          Increase (decrease) in royalties payable      20            (40)
          Other                                         (1)           (84)
                                                  --------       --------
Net cash provided by operating activities            3,694          2,558
                                                  --------       --------

Cash flows from investing activities:
     Proceeds from asset sales                          30            234
     Proceeds from sale of USXP common stock           257              -
     Investment in NGL fractionating plant            (126)        (1,014)
     Capital expenditures                           (8,205)        (9,369)
                                                  --------       --------
Net cash used in investing activities               (8,044)       (10,149)
                                                  --------       --------

Cash flows from financing activities:
     Proceeds from borrowing                         2,300              -
     Principal repayments                             (150)             -
     Proceeds from issuance of stock                     -          6,102
                                                  --------       --------
Net cash provided by financing activities            2,150          6,102
                                                  --------       --------

Net decrease in cash and cash equivalents           (2,200)        (1,489)

Cash and cash equivalents at beginning of period     3,575          4,193
                                                  --------       --------

Cash and cash equivalents at end of period        $  1,375       $  2,704
                                                  ========       ========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                     $    658       $    738
     Income taxes                                 $      1       $     11


            See accompanying notes to consolidated financial statements.



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at June 30, 1997, and the results of its operations for the three-month and nine-month periods ended June 30, 1997, and 1996. The consolidated financial statements include the accounts of the Company and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1996. These financial statements should be read in conjunction with the Form 10-K.

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In January 1997, the Company obtained a bridge loan of $2,300,000 from Slough Parks Incorporated, an affiliate of the Company's largest shareholder. The note is due in January 1998 and bears interest at 8.5% per annum payable in calendar quarter installments. The note is secured by a 10% interest in the rights under the Joint Operating Agreement covering the Comet Ridge project in Queensland, Australia, and is subject to the terms and provisions of a subordination agreement with the Company's bank. During the three-month and nine-month periods ended June 30, 1997, the Company incurred interest expense on this note of approximately $49,000 and $85,000, respectively.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 14, 1997, the Company filed a complaint along with several other plaintiffs in BTA OIL PRODUCERS, ET AL. V. MDU RESOURCES GROUP, INC., ET AL. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs are suing the defendants for breach of gas sales contracts, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. The defendants have answered the complaint denying the claims, and discovery is in process.

NOTE 4 - WRITE-DOWN OF INVESTMENT IN NGL FRACTIONATING PLANT

During the quarter ended June 30, 1997, the Company received an offer from an unrelated party to purchase the Company's interests in the Alabama natural gas liquids ("NGL") fractionating plant for $1,800,000 in cash. The Company notified the other members of the venture pursuant to preferential purchase right provisions in agreements to which the Company is a party. Certain of the co-venturers have notified the Company that they do not believe they were given adequate notice of the proposed sale and have filed for arbitration under existing agreements. Based upon the Company's acceptance of the purchase price offered, the Company determined that the carrying value of its investment in the plant was impaired and recorded a write-down of $467,000 to estimated fair value of $1,800,000. The Company and joint venture partners constructed the plant in Alabama during fiscal 1994 and 1995. Operating losses have been incurred due to both mechanical inefficiencies and changing market conditions for NGL products. The Company's equity in the loss of the plant during the three-month and nine-month periods ended June 30, 1997, was $141,000 and $334,000, respectively. The Company has an interest in plant profits and losses of 55% prior to payout and 47% thereafter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

During the nine months ended June 30, 1997, the Company continued its development efforts in the Comet Ridge coalbed methane project in Queensland, Australia and its exploration efforts in its domestic projects in the Williston Basin of North Dakota and Montana. The Company also continued development drilling on its existing domestic properties. During this period, the Company incurred capital expenditures of $8,205,000, received proceeds of $257,000 from the sale of common stock in United States Exploration, Inc. ("USXP") and $30,000 from miscellaneous oil and gas property sales, and invested an additional $126,000 in the Alabama natural gas liquids ("NGL") fractionating plant, resulting in net cash used in investing activities of $8,044,000. The capital expenditures of $8,205,000 included an investment of $5,312,000 in the Comet Ridge project, $1,480,000 in domestic development drilling costs and $1,413,000 in other capital expenditures, of which approximately $800,000 was for domestic leasehold and 3-D seismic data acquisitions. The investment in the Comet Ridge project included approximately $2,300,000 for the purchase price of an additional 5% capital-bearing interest in the project. The balance of $3,012,000 was expended primarily for the Company's share of costs to drill and complete three wells, continued costs of de-watering and producing the Fairview area wells and to advance funds for construction of the gas gathering system and compression facilities.

During the nine months ended June 30, 1996, the Company incurred $9,369,000 in capital expenditures, invested $1,014,000 in the construction of the NGL fractionating plant and received proceeds of $234,000 from the sale of producing oil and gas properties, resulting in net cash used in investing activities of $10,149,000. The capital expenditures of $9,369,000 included $6,774,000 expended on the Comet Ridge project, of which $6,100,000 was used for the purchase of an additional 15.75% capital-bearing interest. Other capital expenditures during the first nine months of fiscal 1996 included $1,185,000 in domestic exploration and leasehold acquisition costs and $1,410,000 primarily attributable to recompletions and other domestic drilling activities.

The Company held cash and temporary investments of $1,375,000 as of June 30, 1997, versus $3,575,000 as of September 30, 1996. Net cash provided by operating activities was $3,694,000 and $2,558,000 for the nine-month periods ended June 30, 1997, and 1996, respectively. In January 1997, the Company obtained a bridge loan of $2,300,000 from an affiliate of the Company's largest shareholder and used the proceeds to acquire the additional 5% interest in the Comet Ridge project. This loan bears interest at 8.5% per annum payable in calendar quarter installments. The unpaid principal balance, together with accrued and unpaid interest, is due in January 1998. During the nine months ended June 30, 1997, the Company made principal payments of $150,000 on its long term debt, all of which was owed to the Company's commercial bank lender. No principal payments were made during the prior year quarter.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing hedge positions partially mitigate the effects of lower prices. The Company presently has hedged, under "swap" agreements, 20,000 barrels of oil per month, or approximately 50%, of its estimated remaining fiscal 1997 oil production subsequent to June 30, 1997. These swaps provide a weighted average New York Mercantile Exchange ("NYMEX") floor price of $19.44 per barrel and also provide the Company with 50% participation in NYMEX prices in excess of the floor level. The Company's actual price received for oil at the wellhead during the first nine months of fiscal 1997 averaged $1.98 per barrel below the average NYMEX oil price. This difference varies based on location and quality of oil sold. During April 1997, the Company closed out a hedge position covering 70,000 MMBtu of its natural gas production through a put option with a strike price of $2.10 per MMBtu. The Company's net payment for this contract was $8,000. Notwithstanding the Company's hedging activities, decreases in oil and gas prices subsequent to June 30, 1997, could cause a significant reduction in cash flows available for the funding of capital projects, particularly in light of the Company's limited cash and cash equivalents, and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement (the "Agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The Agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5% or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. At June 30, 1997, the Company's outstanding bank debt of $13,844,000 carried a weighted average interest rate of 7.23%. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year



term loan. During the second quarter of fiscal 1997, the Conversion Date was extended by the bank from October 5, 1997, to October 5, 1998.

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

The Company has minimal remaining unused borrowing capacity and is therefore attempting to establish additional oil and gas reserves through its exploitation and exploration projects which, if successful, could increase its borrowing base with the bank. The Company anticipates that in order to pursue both its domestic and international projects, cash on hand, existing cash flows and bank financing will have to be supplemented with project financing and/or additional corporate debt or equity. During the fourth fiscal quarter, the Company expects to continue to incur capital expenditures in excess of operating cash flows, which will further decrease its cash and temporary investments. Subsequent to June 30, 1997, the Company advanced $433,000 for the gas gathering system and compression facilities. To offset these reductions in cash, the Company sold its remaining USXP stock for $384,000 in July and anticipates completion during the next several months of a $1,800,000 sale of the Company's interest in the Alabama NGL fractionating plant, discussed below, and proceeds from the sale of certain minor value properties. The Company has retained an international investment banking firm to serve as the Company's agent in seeking equity and debt financing for its interest in the Comet Ridge project, with proceeds to be used to develop the project, repay the bridge loan of $2,300,000 and increase cash and cash equivalents. The Company has recently received indications of interest in providing capital for the project from several different parties. There can be no assurance that sufficient capital will be obtained from these financing and sales transactions or, if obtained, that the transactions will be on terms acceptable to the Company or on a basis that meets the Company's objectives.

The Company's capital investment was directed primarily to the following projects for the three months and nine months ended June 30, 1997:

International Exploration and Development
-----------------------------------------

In April 1992, the Company acquired a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. As of June 30, 1997, the co-venturers conducting the project (the "Group") held an Authority to Prospect ("ATP") granted by the Queensland government covering approximately 1,088,000 acres. The holder of an ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted petroleum leases covering approximately 167,000 acres in the area known as "Fairview," which is in the southern portion of the ATP. The Group's ATP currently extends through October 31, 2000, and requires certain minimum expenditures, based on current exchange rates, of approximately $230,000 in year one, $417,000 in years two and three, and $745,000 in year four. The Company will be responsible for its pro rata share of these expenditures.

On January 29, 1997, the Company increased its ownership in the rights under the Joint Operating Agreement covering the Comet Ridge project from 45.75% to 50.75% with the acquisition of an additional 5% capital-bearing interest from an unaffiliated interest holder for approximately $2,300,000. The purchase of the additional interest was financed through a bridge loan from an affiliate of the Company's largest shareholder. The Company's interest bears 50.75% of capital costs and 47.58% of operating expenses and its net revenue interest is 42.35% prior to project payout.



Subsequent to project payout, the Company's interest bears 40.60% of capital and operating expenses and its net revenue interest is 36.14%.

As of June 30, 1997, the Group had drilled 19 wells on its ATP acreage, of which 18 are in the Fairview area in the southern portion of the ATP and one well is awaiting completion in the Dawson area in the northern portion of the ATP. Fifteen of the wells are in a core area where significant de-watering and production testing has been done, with the natural gas production being flared. Based upon past production testing, continued de-watering is expected to further increase gas production rates.

The Group has entered into gas contract negotiations with several companies interested in purchasing gas from the property. PG&E Gas Transmission Queensland ("PG&E") has begun construction of a 17-mile spur line which will connect the core Fairview area wells to the existing PG&E Queensland Gas Pipeline. This pipeline was acquired by PG&E during fiscal 1996 from the State of Queensland. PG&E has informed the Group that construction of the spur line is expected to be completed in September, 1997, and that PG&E plans to operate the line as part of its existing pipeline system. The Group has begun construction of a gathering system which will transport the gas from the individual wells to the PG&E connecting pipeline. PG&E has also announced plans to build a new 478 km pipeline from an area near the Group's ATP to the Brisbane area. Assuming completion of this new pipeline, the Group's gas could be transported to both the Gladstone and Brisbane market areas on the PG&E system.

To provide financing for the Comet Ridge project, the Company has retained an international investment banking firm to serve as its agent in seeking equity and debt financing. Proceeds would be used primarily to develop the project and repay the bridge loan of $2,300,000. Until the Company has obtained financing, it cannot predict capital requirements beyond the installation of the gas gathering system and compression facilities.

Domestic Exploration
--------------------

MISSOURI RIVER PROJECT. The Company owns an 87.5% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a three-dimensional ("3-D") seismic survey was conducted over approximately 30% of the project area resulting in the identification of several prospects. The Company drilled a dry hole on the first prospect tested in February 1996. As of September 30, 1996, the Company's investment in the project totaled approximately $2,420,000. An additional $40,000 was incurred during the first nine months of fiscal 1997, bringing the total investment to $2,460,000 as of June 30, 1997. On January 29, 1997, the Company entered into an agreement with another oil and gas company covering 30,000 acres in the project. The other company agreed to spend $150,000 and has commenced the preliminary work involved in acquiring two-dimensional seismic data, and will then have an option to acquire an undivided 50% interest in the acreage for an additional $390,000 cash payment. The Company has also entered into a joint seismic program with a different oil and gas company covering an additional 4,000 acres in the Missouri River project area. The Company has entered into an agreement with industry partners to drill a test well on a previously defined 3-D seismic anomaly on the eastern portion of the project acreage. It is anticipated that this well will be spudded in the fourth quarter of fiscal 1997.

DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs and provide for the three parties to jointly pursue exploration activities on the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects in the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November 1996 and initial drilling is expected to begin in the fourth quarter of fiscal 1997. The Company is also involved in new 3-D seismic surveys and is processing seismic data on other prospects. During the nine months ended June 30, 1997, the Company incurred approximately $620,000 to acquire additional acreage and 3-D seismic data in Divide County.

OTHER WILLISTON BASIN PROJECTS. In March 1997, the Company entered into an agreement to participate with an industry partner in a three-well drilling program with an option to participate in up to five additional wells. The three wells were drilled during the third quarter; two wells are currently producing and one well is being recompleted in a shallower formation. The Company's share of estimated costs for the three-well program is $480,000, of which $258,000 was



expended during the quarter ended June 30, 1997. The Company is acquiring leasehold interests in new project areas and will seek to bring in outside partners as it has in the Divide and Missouri River projects.

Other Activities
----------------

The Company and joint venture partners constructed an NGL fractionating plant in Alabama during fiscal 1994 and 1995. Operating losses have been incurred due to both mechanical inefficiencies and changing market conditions for NGL products. In January 1997, the Company engaged a consulting engineering firm to investigate and analyze the operations of the plant and the marketing and transportation of the plant products. The Company has evaluated the findings of the study and plans to either sell its interests in the plant or, together with the co-venturers, seek to restructure the terms under which it provides fractionating services in an effort to improve the plant's profitability.
During the quarter ended June 30, 1997, the Company received an offer from an unrelated party to purchase the Company's interests in the plant for $1,800,000 in cash. The Company notified the co-venturers of the offer pursuant to preferential purchase right provisions in agreements to which the Company is a party. Certain of the co-venturers have notified the Company that they do not believe they were given adequate notice of the proposed sale and have filed for arbitration under existing agreements. Based upon the Company's acceptance of the purchase price offered, the Company determined that the carrying value of its investment in the plant was impaired and recorded a write-down of $467,000 to estimated fair value of $1,800,000 in the quarter ended June 30, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997, AND
                        1996

Operating revenues for the three months ended June 30, 1997, decreased $64,000, or 2%, to $3,020,000 from $3,084,000 in the corresponding fiscal 1996 quarter. Oil volumes decreased 4,000 barrels, or 3%, to 117,000 barrels versus 121,000 barrels in the prior year quarter, decreasing revenue by $76,000. Gas volumes remained relatively flat, increasing 4,000 Mcf, or 1%, to 400,000 Mcf in the fiscal 1997 quarter compared to 396,000 Mcf in the three months ended June 30, 1996, resulting in a $7,000 increase in revenues. Average oil prices decreased 4% to $18.37 per barrel for the three months ended June 30, 1997, from $19.11 per barrel for the corresponding prior year quarter, resulting in an $87,000 decrease in revenue. Gas prices increased 11% to $2.07 per Mcf in the current year quarter versus $1.87 in the prior year quarter, resulting in an $80,000 revenue increase. Saltwater disposal and other income increased $12,000 from the corresponding fiscal 1996 quarter.

Operating expenses decreased $126,000, or 9%, to $1,278,000 from $1,404,000 reported in fiscal 1996. The Company's average lifting cost per equivalent barrel decreased 6% to $6.92 in the three-month period of fiscal 1997 from $7.38 in the prior year period. These decreases were primarily attributable to the fiscal 1996 fourth quarter sale of marginal producing properties.

General and administrative expenses remained relatively flat, decreasing
$4,000, or 1%, to $376,000 during the three months ended June 30, 1997, compared to $380,000 for the prior year period.

Depreciation, depletion, and amortization ("DD&A") expense for the three months ended June 30, 1997, decreased by $73,000, or 7%, to $914,000 from $987,000 reported for the comparable fiscal 1996 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting from an increase in oil and gas reserve volumes as of June 30, 1997, compared to June 30, 1996. DD&A expense for the three months ended June 30, 1997, includes a $38,000 write-off of costs associated with rights to an interest in a prospect-generating joint venture in China. Excluding this writeoff, DD&A expense decreased by $111,000, or 11%.

During the quarter ended June 30, 1997, the Company recorded a non-cash charge to operating income of $467,000 when it wrote down its investment in the Alabama NGL fractionating plant to $1,800,000. No impairment losses or other write-downs were reported in the prior year quarter.

Interest income decreased $42,000, or 64%, to $24,000 in the quarter ended June 30, 1997, from $66,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.


Dividend income decreased to $0 during the quarter ended June 30, 1997, from $21,000 in the quarter ended June 30, 1996. Dividend income was accrued during fiscal 1996 on 354,000 shares of convertible preferred stock in USXP. The convertible preferred stock was exchanged for common stock of USXP on September 30, 1996.

Interest expense for the three months ended June 30, 1997, decreased $26,000, or 12%, to $200,000 from $226,000 for the three months ended June 30, 1996. When capitalized interest is included, interest expense increased by $51,000. Such increase is attributable to an increase in debt and to higher interest rates.

The Company recorded a loss of $258,000 in the quarter ended June 30, 1997, from the sale during the quarter of common stock in USXP and a market write-down for the balance of shares held, which were sold subsequent to June 30, 1997.

Income tax benefit decreased $19,000 to $3,000 for the third quarter of fiscal 1997 from $22,000 in the prior year quarter. The tax benefit during both quarters resulted from adjustments to the expected current income tax liability.

The equity in loss of the NGL fractionating plant increased $90,000 to a loss of $141,000 in the quarter ended June 30, 1997 from a loss of $51,000 in the prior year quarter. The increase in the loss during the fiscal 1997 quarter is attributable to a lower profit margin on NGL products, a decrease in inlet volumes and to an increase in operating expenses resulting from two lightning strikes on the plant during the fiscal 1997 quarter.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997, AND
                        1996

Operating revenues for the nine months ended June 30, 1997, increased $1,795,000, or 21%, to $10,196,000 from $8,401,000 in the corresponding fiscal
1996 period. Oil volumes increased 7,000 barrels, or 2%, to 370,000 barrels versus 363,000 barrels in the prior year period, increasing revenue by $121,000. Gas volumes decreased 23,000 Mcf, or 2%, to 1,161,000 Mcf in the current period compared to 1,184,000 Mcf in the nine months ended June 30, 1996, resulting in a $39,000 decrease in revenues. Gas volumes decreased due to the fiscal 1996 fourth quarter sale of producing properties and to declining production rates. Oil volume increases are largely attributable to new production during the fiscal 1997 period resulting from exploitation and development drilling projects completed in the fourth quarter of fiscal 1996. Average oil prices increased 15% to $19.88 per barrel for the nine months ended June 30, 1997, from $17.31 per barrel for the corresponding prior year period, resulting in a $951,000 increase in revenue. Gas prices increased 39% to $2.34 per Mcf in the current period versus $1.68 in the prior year period, resulting in a $766,000 revenue increase. Saltwater disposal and other income decreased $4,000 from the corresponding fiscal 1996 period.

Operating expenses remained relatively flat, increasing $92,000, or 2%, to $4,194,000 from $4,102,000 reported in fiscal 1996. The Company's average lifting cost per equivalent barrel increased 3% to $7.19 in the first nine months of fiscal 1997 from $6.95 in the prior year period.

General and administrative expenses increased by $124,000, or 12%, to $1,195,000 during the nine months ended June 30, 1997, compared to $1,071,000 for the prior year period. The increase was primarily due to increased payroll costs resulting from an increase in the size of the Company's staff and to an increase in legal fees.

DD&A expense for the nine months ended June 30, 1997, decreased by $395,000, or 13%, to $2,598,000 from $2,993,000 reported for the comparable fiscal 1996 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting from an increase in oil and gas reserve volumes as of June 30, 1997, compared to June 30, 1996.

Operating income for the nine months ended June 30, 1997, includes a loss from impairment of the Company's investment in the NGL fractionating plant. The Company recorded a non-cash charge to operating income of $467,000 when it wrote down its investment to $1,800,000. No impairment losses or other write-downs were reported in the prior year period.

Interest income decreased $94,000, or 53%, to $83,000 in the nine months ended June 30, 1997, from $177,000 in the corresponding prior year period. This decrease is due to a decrease in the average balance of cash and cash equivalents.



Dividend income decreased to $0 during the nine months ended June 30, 1997, from $65,000 in the nine months ended June 30, 1996. Dividend income was accrued during fiscal 1996 on 354,000 shares of convertible preferred stock in USXP.
The convertible preferred stock was exchanged for common stock of USXP on September 30, 1996.

Interest expense for the nine months ended June 30, 1997, decreased $76,000, or 10%, to $655,000 from $731,000 for the nine months ended June 30, 1996. When capitalized interest is included, interest expense increased by $62,000. Such increase is attributable to an increase in debt and to higher interest rates.

Net income for the nine months ended June 30, 1997, includes a loss of $258,000 from the disposition and write-down of common stock in USXP. This loss includes a loss realized in June 1997 from the disposition of USXP common stock and a market write-down for the balance of shares held, which were sold subsequent to June 30, 1997.

Research and development expense decreased to $0 in the nine months ended June 30, 1997, from $17,000 in the nine months ended June 30, 1996. The Company met its contractual funding commitment in the fourth quarter of fiscal 1994, but made voluntary payments for third party consulting services during fiscal 1995 and 1996.

Current income tax expense decreased to $2,000 in the nine months ended June 30, 1997, from a benefit of $18,000 in the first nine months of fiscal 1996. The expense reflects an effective federal tax rate of 2%, rather than 35%, because the Company has utilized a portion of its net operating loss carryover. The Company, however, must pay the alternative minimum tax at an effective rate of 2%. The benefit during the fiscal 1996 period resulted from adjustments to prior period income taxes.

The equity in loss of the NGL fractionating plant increased $320,000 to a loss of $334,000 in the nine months ended June 30, 1997, from a loss of $14,000 during the corresponding prior year period. The increase in the loss is attributable to a lower profit margin on NGL products, damage caused by two lightning strikes on the plant and an increase in depreciation expense and other expenses.

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-K for the fiscal year ended September 30, 1996, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.



                            PART II - OTHER INFORMATION
                            ---------------------------


Item 1.   Legal Proceedings
-------

          See Note 3 to the consolidated financial statements under Part I -
          Item 1 of this report as well as the report for the quarterly period ended March 31, 1997.

Item 2.   Changes in Securities
-------

          None

Item 3.   Defaults Upon Senior Securities
-------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------

          None

Item 5.   Other Information
-------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------

          (a)  Exhibits:
               --------

               Filed in Part I

                    11.  Computation of per share earnings

               Filed in Part II

                    4.51 Addendum to Mortgage - Collateral Real Estate Mortgage
                         dated as of May 27, 1997, executed by Colorado National Bank in connection with a mortgage heretofore executed by Tipperary Petroleum Company, Tipperary Corporation and Tipperary Oil & Gas Corporation.

                   27    Financial Data Schedules

          (b)  Reports on Form 8-K:
               -------------------

               On May 22, 1997, the Registrant filed a Current Report on Form 8-K incorporating by reference a press release dated May 20, 1997, announcing the results of an independent engineering evaluation of its share of proved gas reserves in the Comet Ridge Coalbed Methane Project in Queensland, Australia.




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


                              Tipperary Corporation
                              -------------------------------------------
                              Registrant



Date:     August 14, 1997     By:  /s/ David L. Bradshaw
                                 ----------------------------------------
                              David L. Bradshaw, President, Chief
                              Executive Officer and Chairman of the
                              Board of Directors




Date:     August 14, 1997     By:  /s/ Paul C. Slevin
                                 ----------------------------------------
                              Paul C. Slevin, Chief Financial Officer




Date:     August 14, 1997     By:  /s/ Wayne W. Kahmeyer
                                 ----------------------------------------
                              Wayne W. Kahmeyer, Controller and Principal
                              Accounting Officer

