Form 10-K405
period 1997-09-30
TIPPERARY CORP
filed 1997-12-18
CIK 98410

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-K

     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----    EXCHANGE ACT OF 1934
            For the fiscal year ended September 30, 1997

                                          OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----    EXCHANGE ACT OF 1934

            For the transition period from                   to
            Commission file number 1-7796  -----------------   -----------------

                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)

            Texas                                            75-1236955
            (State or other jurisdiction of                 (I.R.S. employer
            incorporation or organization)                  identification no.)

            633 Seventeenth Street, Suite 1550
            Denver, Colorado                                      80202
            (Address of principal executive offices)             (Zip Code)

            Registrant's telephone number, including area code (303) 293-9379

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of each class                Name of each exchange on which
          Common Stock, $.02 par value        registered
                                             American Stock Exchange

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 1, 1997, was $41,054,000.

Shares of the registrant's Common Stock outstanding as of December 1, 1997:
13,119,605 shares.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders filed within 120 days after the fiscal year ended September 30, 1997 (Part III).

                                        PART I

ITEMS 1 AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company was organized as a Texas corporation in January 1967. Its executive offices are located at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202. The Company's major areas of operations are in the Permian Basin, the Rocky Mountain and Mid-Continent areas of the United States, and in Queensland, Australia, where it is involved in a coalbed methane project. The Company seeks to increase its oil and gas reserves through exploration, exploitation and development projects and occasionally through the purchase of producing properties. The Company's capital expenditures since fiscal 1993 have been directed toward exploitation, exploration and development projects discussed herein, and the acquisition of additional interests in the Comet Ridge coalbed methane project in Queensland, Australia.

STRATEGY

The Company's domestic strategy is to acquire undeveloped leasehold acreage with the intent of identifying exploratory prospects and then initiating drilling programs with industry partners. The focus area of this strategy over the past few fiscal years has been the Williston Basin of Montana and North Dakota. Numerous prospects were identified in fiscal 1995 and 1996, and in fiscal 1996 the Company secured funding for one of its two major projects through the sale of partial interests to two industry partners which are participating in the exploration activities. In fiscal 1997, the Company participated in drilling certain of these prospects as well as prospects in other locations in the Williston Basin. During fiscal 1996, the Company also attempted to add reserves through development drilling and through exploitation projects on its existing producing wells. The exploitation activities involved efforts to enhance value through various techniques such as recompletion, deepening and stimulation projects. These projects, as well as exploratory and development drilling opportunities, are evaluated based upon estimated rates of return as well as estimated potential reserves and associated risk levels. In fiscal 1996 and 1997, exploitation and exploration projects have resulted in incremental production volumes which have mitigated natural production declines and production volumes lost due to property sales.

The Company's international exploration and development efforts, and the majority of its capital investment over the past few fiscal years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia, in which the Company holds a non-operating interest. During fiscal 1996 and 1997, the Company's strategy was to increase its ownership interest in the project and, together with its co-venturers, construct a gathering system, initiate gas contract negotiations and obtain financing proposals. During fiscal 1996 and 1997, the Company increased its interest in the project from 30% to 50.75%, and subsequent to September 30, 1997, the Company acquired an additional 5% capital-bearing interest. During fiscal 1997, the Company also funded its share of costs to install gathering lines and compression facilities in order to connect nine wells in the core Fairview area to the PG&E Gas Transmission - Australia ("PG&E") pipeline system. PG&E completed construction of a new 17 mile extension of its system into the producing area in September 1997. The Company is in the process of negotiating gas contracts and anticipates selling gas in the near term. The Company's strategy with respect to this project during the next several years is to participate with its co-venturers in drilling and connecting additional development wells and conducting further exploration activities.

EXPLORATION AND DEVELOPMENT ACTIVITIES

INTERNATIONAL - COMET RIDGE COALBED METHANE PROJECT. In April 1992, the Company acquired its original non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. As of September 30, 1997, the co-venturers conducting the project (the "Group") held an Authority to Prospect ("ATP") granted by the Queensland government covering approximately 1,088,000 acres. The holder of an ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996, the Group was granted petroleum leases covering approximately 167,000 acres in the area known as "Fairview," which is in the southern portion of the ATP. The Group's ATP currently extends through October 31, 2000, and requires certain minimum expenditures, based on current exchange rates, of approximately $380,000, $380,000, and $680,000 in years ending October 31, 1998, 1999 and
2000, respectively. The Company will be responsible for its pro rata share of these expenditures.

In January 1997, the Company increased its ownership in the rights under the Joint Operating Agreement covering the Comet Ridge project from 45.75% to 50.75% with the acquisition of an additional 5% interest from an unaffiliated interest holder for approximately $2,300,000. The purchase of the additional interest was financed through a loan from an affiliate of the Company's largest shareholder. As of September 30, 1997, the Company's interest was 50.75% of capital costs and 47.58% of operating expenses and its net revenue interest was 42.35% prior to project payout. Subsequent to fiscal 1997, the Company acquired an additional 5% interest in the project. The Company's interest in the project is now 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest is 46.22% prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99%. This interest was acquired using cash on hand of $2,000,000 and a note payable of $885,000, including principal and interest, due January 31, 1998. The Company will also be responsible for certain capital costs incurred by the seller prior to closing, which are expected to be approximately $200,000.

As of September 30, 1997, the Group had drilled 19 wells on its ATP acreage, of which 18 are in the Fairview area in the southern portion of the ATP and one well is shut in pending completion in the Dawson area in the northern portion of the ATP. During fiscal 1997, PG&E constructed a 17-mile spur line which connects the core Fairview area wells to the existing PG&E Queensland Gas Pipeline. The Group has constructed a gathering system to transport the gas from certain of the individual wells to the PG&E connecting pipeline. There are currently nine wells in the core Fairview area that are connected to the gathering system. Additional wells will be connected to this system or new gathering systems when constructed. The Company has entered into gas contract negotiations with companies interested in purchasing gas from the
property and anticipates selling gas in the near term.   PG&E has announced
that it plans to construct a 296 mile pipeline from an area near the Group's ATP to the Brisbane area. Assuming completion of this new pipeline, the Group's gas could be transported to both the Gladstone and Brisbane market areas on the PG&E system.

During fiscal 1997, the Company retained an international investment banking firm to serve as its agent in seeking equity and debt financing for the project. This firm identified both equity and debt financing sources, and the Company has had ongoing discussions with such sources. Proceeds from any such financing would be used to develop the project and potentially repay the $2,300,000 related party note. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

DOMESTIC - MISSOURI RIVER PROJECT. The Company owns an average 76% undivided interest in approximately 45,000 acres in its Missouri River project area in the Williston Basin of Montana. During fiscal 1995, a three-dimensional ("3-D") seismic survey was conducted over approximately 30% of the project area resulting in the identification of several prospects. The Company drilled a dry hole on the first prospect tested in February 1996. As of September 30, 1996, the Company's investment in the project totaled approximately $2,420,000. An additional $50,000 was incurred during fiscal 1997, bringing the total investment to $2,470,000 as of September 30, 1997. During fiscal 1997, the Company entered into a joint seismic program with another oil and gas company covering 4,000 acres in the project area. The Company also drilled a test well (0.60 net) with industry partners on a previously defined 3-D seismic anomaly on the eastern portion of the project acreage. This well was completed subsequent to September 30, 1997, and is currently producing. The Company plans to drill additional exploratory and development wells in the project area with industry partners, subject to the availability of sufficient capital.

DIVIDE PROJECT. During fiscal 1996, the Company assembled a 30,000 acre leasehold position in Divide County, North Dakota, and subsequently entered into exploration agreements with two industry partners. The agreements included the sale of a total of 75% of the Company's working interest for $975,000 in cash and $256,000 in "carried" capital costs and provided for the three parties to jointly pursue exploration activities on the acreage, including the acquisition of 3-D seismic data and exploratory drilling. The parties have identified numerous prospects in the Divide Project area, which is located in a multi-pay area of the Williston Basin. Seismic data acquisition commenced in November 1996 and drilling operations began in the fourth quarter of fiscal 1997. One well (0.25 net) has been completed and is currently undergoing production tests to determine whether it is commercially productive. Drilling operations on a second prospect were commenced subsequent to September 30, 1997. The Company is also involved in conducting additional 3-D seismic surveys and is processing seismic data from other surveys. During fiscal 1997, the Company incurred approximately $475,000 in net expenditures to acquire additional acreage and 3-D seismic data in Divide County.

OTHER WILLISTON BASIN PROJECTS. During the third quarter of fiscal 1997, the Company participated with industry partners in a three-well drilling program with an option to participate in up to five additional wells. The Company's interest in each of the three wells was 12.5%. Two wells are currently producing, and the third well is awaiting a recompletion attempt in a different formation after an unsuccessful attempt to complete in the primary target formation. The Company's share of costs for the three-well program was $538,000. A fourth well is expected to be drilled in the second quarter of fiscal 1998, subject to the availability of sufficient capital. The Company continues to evaluate and acquire leasehold interests in new project areas and will seek to bring in outside partners to fund 3-D seismic surveys and possibly conduct new exploratory drilling as it has in the Divide and Missouri River projects.

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled by the Company during fiscal 1997, 1996, and 1995 is as follows:




                              United States              Australia               Total
                          Gross            Net       Gross        Net        Gross    Net

September 30, 1997
  Exploratory
     Productive             2              0.25        -             -           2     0.25
     Dry                    -                 -        -             -           -        -
  Development
     Productive             4              0.69        3          1.52           7     2.21
     Dry                    3              0.11        -             -           3     0.11
  Total
     Productive             6              0.94        3          1.52           9     2.46
     Dry                    3              0.11        -             -           3     0.11

September 30, 1996
  Exploratory
     Productive             2              0.07        -             -           2     0.07
     Dry                    2              0.95        -             -           2     0.95
  Development
     Productive             5              0.36        -             -           5     0.36
     Dry                    -                 -        -             -           -        -
  Total
     Productive             7              0.43        -             -           7     0.43
     Dry                    2              0.95        -             -           2     0.95

September 30, 1995
  Exploratory
     Productive             2              0.21        2         0.60            4     0.81
     Dry                    6              1.37        -            -            6     1.37
  Development
     Productive            10              0.91       12         3.60           22     4.51
     Dry                    -                 -        -            -            -        -
  Total
     Productive            12              1.12       14         4.20           26     5.32
     Dry                    6              1.37        -            -            6     1.37


MAJOR PRODUCING PROPERTIES

The following is a brief description of the Company's major producing areas:

UNITED STATES

WILLISTON BASIN. From fiscal 1991 to 1993, the Company expended approximately $14 million for the acquisition of producing properties in the Williston Basin of North Dakota and Montana where it now operates 31 wells. Subsequent to these acquisitions, the Company has established additional reserves through recompletions in different formations in existing wellbores and continues to evaluate these properties for further behind-pipe and in-fill development potential. With discounted future net revenues of approximately $6,516,000, the Company's Williston Basin assets comprise approximately 20% of the Company's total domestic reserve value at September 30, 1997, and account for 32% of the Company's daily oil production and 10% of its daily gas production volumes. Exploitation projects in this area during fiscal 1996 resulted in additional proved reserves of 186,000 barrels of oil equivalent ("BOE") with a discounted future net revenue value of $972,000 as of September 30, 1996. During fiscal 1997, the Company participated in a three-well drilling program in this area, with a 12.5% interest in each of the three wells. Two of the wells added proved reserves of 30,000 BOE with a discounted future net revenue value of $245,000 as of September 30, 1997, net to the company's interest. The third well is awaiting a recompletion attempt in a different formation after an unsuccessful attempt to complete in the primary target formation. The Company commenced drilling operations on two exploratory wells (0.85 net) prior to September 30, 1997. Both wells have been completed; one well is producing and one well is being evaluated to determine whether it is commercially productive. The Company believes further exploration potential exists on its existing properties, and is currently reviewing other prospects in the Williston Basin projects.

POWDER RIVER BASIN. The Powder River Basin in northeastern Wyoming has been an area of Company activity since October 1991, when it joined with three other companies to acquire both producing properties and undeveloped acreage. The Company's Powder River Basin reserves as of September 30, 1997, had discounted future net revenues of $4,257,000, or 13% of the Company's total domestic reserve value. Net production from the Powder River Basin accounts for approximately 22% of the Company's daily oil production. The Company owns non-operating interests in seven waterflood projects in this area.

EAST TEXAS. The West Buna Field in Jasper and Hardin Counties represents a significant percentage of the Company's Texas reserves. The Company's non-operating interest in this field was acquired in 1993. Discounted future net revenues from the property were $9,073,000, approximately 28% of the Company's domestic total, as of September 30, 1997. Of this total, $3,943,000 was attributable to proved undeveloped reserves. During fiscal 1997, net oil and gas production from this field was approximately 5% and 14%, respectively, of the Company's total production volumes.

PERMIAN BASIN. The Company commenced oil and gas operations in Lea County, New Mexico in 1969 when it first acquired interests in the North Bagley Field. After purchasing additional interests throughout the field in 1984, North Bagley became and today remains the Company's largest single concentration of operated properties. As of September 30, 1997, the Company's North Bagley properties had discounted future net revenues of $3,424,000, representing approximately 11% of the Company's total domestic reserve value. The Company's current net daily production from the North Bagley Field is distributed among 38 wells operated by the Company, and represents approximately 10% and 28%, respectively, of the Company's total daily oil and gas production volumes. In addition to North Bagley, the Company owns and operates properties in several other Lea County fields, including the Mescalero and Shipp fields.

AUSTRALIA

BOWEN BASIN. The Company has a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. The Company and its co-venturers have drilled 19 wells, of which 18 are producing or capable of producing and nine wells are connected to a pipeline system. The Company is in the process of negotiating gas contracts and anticipates selling gas in the near term. See the discussion of the Comet Ridge coalbed methane project in "Exploration and Development Activities - International."

PRODUCTION

The Company's net oil and gas production for fiscal 1997, 1996 and 1995 was as follows:


                                Oil                             Gas
                               (Bbl)                           (Mcf)
                               -----                           -----
  1997                        481,000                        1,565,000
  1996                        470,000                        1,550,000
  1995                        565,000                        2,061,000


AVERAGE PRICES AND AVERAGE LIFTING COSTS

The following table presents certain average price and lifting cost information for each of the years in the three-year period ended September 30, 1997:


          Average price              Price range
          -------------    --------------------------------
                                 Oil              Gas       Average lifting
            Oil     Gas    ---------------   --------------     cost per
           (Bbl)   (Mcf)    High     Low     High      Low   Equivalent Bbl
          ------   -----   ------   ------   -----    -----  --------------
1997      $19.36   $2.22   $22.63   $14.70   $3.73    $1.68      $7.21
1996      $17.76   $1.68   $20.45   $14.57   $1.91    $1.35      $7.30
1995      $15.43   $1.43   $17.70   $12.23   $1.64    $1.14      $6.14


PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of September 30, 1997:


                           Producing wells                           Acreage
                        Oil               Gas             Producing          Undeveloped
                   -------------------------------     ------------------------------------
State/Country      Gross   Net     Gross       Net     Gross       Net     Gross        Net
-------------      -----   ---     -----       ---     -----       ---     -----        ---
Alabama              9    0.41         -         -     2,320       124     1,758        490
Alaska(1)            -       -         -         -         -         -     3,783        173
Colorado            54    2.08         -         -     3,031       206    63,481     62,769
Indiana              -       -         -         -         -         -     9,448        826
Louisiana            -       -         7      0.59     3,893       413         -          -
Montana             47    5.82         -         -     7,811     1,273    44,138     38,346
Nebraska             8    1.70         -         -     1,719       365       640        123
New Mexico          72   42.00       213      8.46    15,209     4,689     4,879        907
North Dakota        85   16.54         -         -    16,920     3,537    57,813     21,253
Oklahoma             8    2.40        19      1.14     7,783     1,767       215         79
Texas               39    4.32        39      7.38    15,180     1,939     1,326        383
Wyoming             50    5.05         -         -    15,240     1,335    19,741      3,098
Australia(2)         -       -        18      9.14     5,000     2,538   162,000     82,215
                   ---   -----     -----     -----    ------    ------   -------    -------
Total              372   80.32       296     26.71    94,106    18,186   369,222    210,662
                   ---   -----     -----     -----    ------    ------   -------    -------
                   ---   -----     -----     -----    ------    ------   -------    -------


(1) The Company owns 129 net working interest acres (173 net acres including additional overriding royalty interests) in the Point Thomson Unit located on the Alaska North Slope. The Company's interest represents less than 1% of the total unit, which is operated by a major oil and gas company. Although engineering studies and production tests of wells drilled within the unit boundaries have confirmed the existence of substantial oil and gas reserves, the Company has excluded these reserves from its proved reserves reflected in Note 9 to the Company's Consolidated Financial Statements due to the lack of a current market and/or pipeline facilities. Working interest owners continue to evaluate the economics of the property and periodically file updated "Plans of Development" with the

      State of Alaska, but it is not known when, if ever, market conditions will justify the economics of constructing pipeline facilities to the property.

(2) As of September 30, 1997, the Company owned rights to a non-operating interest in an Authority to Prospect ("ATP") covering approximately 1,088,000 acres in the Bowen Basin of Queensland, Australia, of which 167,000 acres are covered by petroleum leases. The 18 producing wells are in the Fairview area in the southern portion of the ATP.

The Company's domestic undeveloped leases have various primary terms ranging from one to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company.

Substantially all of the Company's domestic oil and gas properties either have been or may be pledged as security for bank debt. While mortgages have not been filed against many of the properties, additional mortgages will be filed as the Company's bank requires. See Note 4 to the Company's Consolidated Financial Statements.

SALES CONTRACTS

In the United States, the Company sells its domestic oil and gas production to numerous purchasers, generally under short-term contracts. While certain gas sales are dedicated to gas processing plants for longer terms, a substantial portion of residue gas and plant liquids are typically sold by the plants on a short-term basis. Since numerous purchasers compete to purchase both oil and gas from the Company's properties, the Company does not believe that the loss of any single existing purchaser would have a material adverse effect on its financial condition or results of operations. The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts and agreements. In Australia, the Company is in the process of negotiating gas contracts and anticipates selling gas in the near term. See the discussion above in - "Exploration and Development Activities - International."

PRICING

Of the Company's total fiscal 1997 oil and gas revenues, approximately 73% was attributable to crude oil sales. Both oil and natural gas prices are subject to significant fluctuations. Natural gas prices fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily on worldwide supply and demand. The majority of the Company's gas sales are through "percentage of proceeds" contracts with gas processing plant owners, whereby the Company receives various percentages of both residue gas and plant liquids sales proceeds. Residue gas sold by the respective gas processing plant owner under these contracts may be sold at "spot" prices or longer term contract prices. The Company has in recent years hedged significant portions of its crude oil sales and a lesser amount of gas sales through both "swap" agreements and put options with financial institutions and direct contracts in the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil or gas subject to the option agreement. See the discussion of hedging activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 1 to the Company's Consolidated Financial Statements.

COMPETITION AND OTHER RISKS

The Company competes for available leasehold acreage with companies which are substantially larger and may have greater financial resources. Notwithstanding such competition, the Company believes that its current leasehold position, in combination with leasing in areas currently being pursued, will provide an adequate inventory of prospects for the exploratory activity the Company expects to carry on for the next two to three years.

This report contains certain statements of future business plans and objectives and statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may be considered forward looking. These forward looking statements are subject to risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The operations of the Company, both domestically and internationally, are subject to risks including, but not limited to, all of the risks that are encountered in the drilling and completing of wells, along with standard risks of oil and gas operations, uninsured hazards, volatile prices and uncertain markets and governmental regulation. The Company's efforts to finance operations in Australia will be subject to the uncertainties set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of these and other risks which relate to the forward looking statements contained herein, please see "Risk Factors" in the Company's Registration Statement on Form S-8, SEC File No. 333-40589, which discussion is incorporated herein by reference, along with other cautionary statements in this report.

OTHER BUSINESS PROPERTIES

In addition to these primary business activities, the Company has options, which are currently being disputed, to acquire licensing rights to oil spill cleanup technology; a royalty interest in an Australia bauxite deposit; and a discovered but undeveloped oil and gas property in Alaska. None of these assets currently generates revenues and management anticipates the Company will not be devoting any significant efforts or expenditures on these projects during fiscal 1998. During fiscal 1997, the Company sold its entire interest in an Alabama natural gas liquids fractionating plant. See the discussion of this investment in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the Company's Consolidated Financial Statements.

PROVED OIL AND GAS RESERVES

Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 1997, 1996 and 1995 is included in Note 9 to the Company's Consolidated Financial Statements. In fiscal 1997, information concerning portions of the Company's estimated proved oil and gas reserves was also provided to the U.S. Department of Energy.

SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company has one business segment: Oil and Gas Exploration, Production and Development. The Company had sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1997 totaling 41%, three unaffiliated oil and gas customers during fiscal 1996 totaling 42%, and three unaffiliated oil and gas customers during fiscal 1995 totaling 40%.
The Company does not believe that the loss of any existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices.

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

ENVIRONMENTAL MATTERS. The Company's business activities are subject to changing federal, state and local environmental laws and regulations. The existence of such regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. Recently adopted regulations have, however, resulted in the Company's election to expend additional funds in its continuing effort to comply in all respects with applicable environmental legislation and regulations. During fiscal 1994, the Company voluntarily converted its Lea County, New Mexico saltwater disposal system from surface disposal to subsurface disposal. The state-authorized discharge and safety monitoring system discharged produced formation water into a naturally occurring surface playa lake. Although the Company was not cited for any violations, it was aware that the Environmental Protection Agency had initiated efforts to eliminate surface disposal of produced saltwater in certain instances. The Company incurred approximately $271,000 in costs to effect the conversion. During fiscal 1995 and 1996, the Company incurred approximately $44,000 and $6,000, respectively, in further costs for remediation of previously used facilities. In fiscal 1997, the Company incurred $185,000 to remediate and close ten earthen disposal pits. Although the Company expects to incur additional environmental clean-up expenditures in the future, at this time it is not aware of any such expenditures that would have a material adverse effect on its financial condition or results of operations.

AUSTRALIA REGULATIONS

COMMONWEALTH OF AUSTRALIA REGULATIONS. The regulation of the petroleum industry in Australia is similar to that of the United States, in that regulatory controls are imposed at both the state and commonwealth levels. Specific commonwealth regulations impose environmental, cultural heritage and native title restrictions on accessing resources in Australia. These regulations are in addition to any state level regulations. Native title legislation was enacted in 1993 in order to provide a statutory framework for deciding questions such as where native title exists, who holds native title and the nature of native title which were left unanswered by a 1992 Australian High Court ("Court") decision. The Commonwealth and Queensland State governments are currently considering amendments to this legislation because of additional uncertainty in relation to the evolving native title legal regime in Australia created by the decision in a 1996 Court case. In light of this new decision, however, each authority to prospect, petroleum lease and pipeline license must be examined individually in order to determine validity and native title claim vulnerability.

STATE OF QUEENSLAND REGULATIONS. The regulation of exploration and recovery of petroleum resources within a state is governed by state level legislation. This legislation regulates access to the resource, construction of pipelines and the royalties payable. There is also specific legislation governing cultural heritage, native title and environmental issues. Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the new Environmental Protection Act and associated Environmental Protection Policy for mining and any tenure condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The cost to comply with the foregoing regulations cannot be estimated at this time, although management believes that costs will not significantly hinder or delay the Company's plans in Australia.

AUSTRALIA CRUDE OIL AND GAS MARKETS. The Australia and Queensland onshore crude oil and gas markets are deregulated, with prices being determined exclusively by market forces. A national regulatory framework for the natural gas market in Australia is expected to commence operation in 1998. The National Gas Access Regime (the "Regime") is being developed by a group of government and oil and gas industry representatives. Among the objectives of the Regime are to provide a process for establishing third party access to natural gas pipelines, to facilitate the development and operation of a national natural gas market, to promote a competitive market for gas in which customers are able to choose their supplier, and to provide a right of access to transmission and distribution networks on fair and reasonable terms and conditions.

OFFICE FACILITIES

The principal executive offices of the Company are located at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202, where it leases approximately 11,000 square feet of office space from an unaffiliated party.

EMPLOYEES

At September 30, 1997, the Company employed a total of 23 persons, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3.  LEGAL PROCEEDINGS

Information concerning legal proceedings involving the Company is included in
Note 7 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended September 30, 1997.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 16, 1992. As of December 1, 1997, there were approximately 2,200 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:


                        Fiscal              Fiscal
    Quarter ended       1997                1996
    -------------  ---------------     ---------------
                   High      Low       High      Low
                   -----     -----     -----     -----
    December 31    $5.06     $3.63     $5.25     $3.75
    March 31       $4.94     $4.38     $6.63     $4.38
    June 30        $5.19     $3.63     $5.75     $4.00
    September 30   $5.00     $4.00     $4.75     $3.63


The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company's bank credit facility provides that dividends may not be paid by the Company without the prior approval of the bank. The Company intends to retain its earnings to provide funds for operations and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data (in thousands, except per share data) for each of the years in the five-year period ended September 30, 1997, is as follows:

                                               1997           1996           1995           1994           1993
                                            ----------     ----------     ----------     ----------     ----------
Revenues from continuing operations         $   12,951     $   11,136     $   11,837     $   13,884      $   9,499
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Income (loss) from:
    Continuing operations                   $      472     $     (790)    $   (1,284)    $   (1,638)(1)  $   1,308
    Discontinued operations                          -              -              -           (214)           675
    Extraordinary items                              -              -              -              -            881(3)
    Cumulative effect of
         accounting change                           -              -              -          3,000(2)           -
                                            ----------     ----------     ----------     ----------     ----------
    Net income (loss)                       $      472     $     (790)    $   (1,284)    $    1,148      $   2,864
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Primary income (loss) per
    common share:
    Continuing operations                   $      .04     $     (.07)    $     (.11)    $     (.15)     $     .13
    Discontinued operations                          -              -              -           (.02)           .07
    Extraordinary items                              -              -              -              -            .09
Cumulative effect of
         accounting change                           -              -              -            .27              -
                                            ----------     ----------     ----------     ----------     ----------
    Net income (loss)                       $      .04     $     (.07)    $     (.11)    $      .10     $      .29
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Weighted average shares
    outstanding                                 13,050         11,807         11,190         11,311          9,982
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------


Total assets                                $   54,995     $   52,098     $   47,044     $   48,253     $   48,862
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Total long-term debt                        $   13,844     $   13,994     $   15,746     $   15,746     $   17,696
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Working capital                             $    1,381     $    4,011     $    5,455     $    4,965     $    4,081
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Working capital provided
    by operations                           $    5,201     $    3,285     $    3,917     $    5,097     $    5,050
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

Stockholders' equity                        $   36,488     $   36,016     $   29,818     $   31,031     $   29,678
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------

----------
(1) Includes $2,021 write-down of oil and gas properties.
(2) Change in method of accounting for income taxes.
(3) Represents tax benefit of net operating loss carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the past three fiscal years, the Company's primary focus has been directed toward exploratory and development drilling activities in both the United States and in Queensland, Australia. In the United States during this period, the Company has acquired undeveloped leasehold acreage, identified exploratory prospects and participated in exploratory and development drilling and exploitation projects that have added reserves of approximately 853,000 barrels of oil equivalent, mitigating natural production declines and production volumes lost due to property sales. In Australia during the past three fiscal years, the Company has increased its interest in the Comet Ridge coalbed methane project from 30% to 50.75% and has participated in the drilling of 17 wells. As of September 30, 1997, the Company recorded 117 Bcf of total proved gas reserves net to its interest in the project. Subsequent to September 30, 1997, the Company acquired an additional 5% interest in this project, bringing its current ownership interest in the project to 55.75%.

At September 30, 1997, total proved oil and gas reserves were 2,916,000 barrels and 128 Bcf, respectively. Using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, total discounted future after tax net revenues were $54,627,000. Proved oil and gas reserves in the United States decreased by 1,126,000 barrels and 1.7 Bcf, respectively, from September 30, 1996 reserves calculated using prices then in effect. This decrease is attributable to normal production with minimal replacement of the reserves, revisions of previous estimates of reserve volumes and production rates and to a lower oil price as of September 30, 1997, compared to September 30, 1996. The increase in proved gas reserves, total proved reserves and total discounted future after tax net revenues is due to the addition as of September 30, 1997, of 117 Bcf attributable to the Comet Ridge project in Queensland, Australia.

LIQUIDITY AND CAPITAL RESOURCES

For the three years ended September 30, 1997, 1996 and 1995, the Company's primary sources of liquidity have been operating cash flows, sales of non-core producing properties and other assets, and short-term borrowings. During this period, the Company used these funds primarily for the exploration and development of its oil and gas properties. The Company also invested in an Alabama natural gas liquids ("NGL") fractionating plant, its interest in which was sold on September 30, 1997, and made principal payments on its bank debt. Cash flows from operating activities for fiscal 1997, 1996 and 1995 were $5,657,000, $3,955,000 and $5,158,000, respectively.

During fiscal 1997, the Company obtained a loan of $2,300,000 from an affiliate of its largest shareholder. The proceeds were used to acquire an additional 5% capital-bearing interest in the Comet Ridge project. The Company also received proceeds of $1,800,000 from the sale of its interest in the Alabama NGL fractionating plant, $638,000 from the sale of common stock in United States Exploration Inc. ("UXP") and $39,000 from the sale of miscellaneous oil and gas properties. These sales proceeds, along with cash on hand and cash flows from operating activities, were used to retire $150,000 of bank debt, invest $265,000 in the Alabama NGL fractionating plant and to fund capital expenditures of $9,435,000, of which $5,736,000 was expended on the Comet Ridge project, $849,000 was incurred in domestic exploration, and $2,850,000 was expended on development drilling and other capital items. The Comet Ridge project expenditures of $5,736,000 included approximately $2,300,000 for the acquisition of an additional 5% interest in the project, as well as the Company's share of costs to drill and complete three wells, construct the gas gathering system and compression facilities, and de-water and produce the Fairview area wells.

During fiscal 1996, the Company received $6,988,000 from the issuance of common stock, of which approximately $6,091,000 was from the sale of common stock to two institutional investors. See Note 5 to the Consolidated Financial Statements. Proceeds from other issuances of stock of approximately $897,000 were pursuant to the exercise of warrants and options. The Company sold 75% of its working interest in approximately 30,000 leasehold acres in Divide County, North Dakota for approximately $1,231,000; the Company received $975,000 in cash at closing and had $256,000 applied to its share of capital expenditures in the project. Sales of non-core oil and gas properties generated proceeds of $372,000. In connection with the disposition of convertible preferred stock in UXP on September 30, 1996, the Company received approximately $796,000. The $6,091,000 proceeds from the sale of common stock were used to acquire from an unaffiliated interest holder an additional 15.75% working interest in the Comet Ridge project. The remaining cash proceeds, along with cash on hand and cash flows from operating activities, were used to retire

$1,752,000 of bank debt, invest $1,095,000 in the Alabama NGL fractionating plant and fund other capital expenditures of $5,013,000, of which $774,000 was expended on the acquisition of undeveloped acreage in the Williston Basin, $2,134,000 was incurred in exploration costs, including $1,507,000 in Australia, and $2,105,000 was expended on development drilling, exploitation projects and other capital items.

During fiscal 1995, the Company sold producing oil and gas properties in two separate transactions generating net cash sales proceeds of approximately $5,100,000. These funds in combination with cash flows from operations were utilized primarily to fund capital expenditures of approximately $7,253,000. Of this total, $4,312,000 was expended on the Comet Ridge project, $807,000 on the Missouri River project in the Williston Basin, with the balance attributable primarily to development drilling. The Company invested $1,138,000 in the Alabama NGL fractionating plant during fiscal 1995.

At September 30, 1997, the Company had cash and short-term investments totaling $3,529,000 and total long-term debt of $13,844,000. Subsequent to September 30, 1997, the Company acquired an additional 5% capital-bearing interest in the Comet Ridge project for $2,000,000 in cash and a note, including principal and interest, for $885,000 due January 31, 1998. The Company will be responsible for certain capital costs incurred by the seller prior to closing, which are expected to be approximately $200,000. Also subsequent to fiscal 1997, the Company received $1,450,000 from the sale of non-core producing properties. The Company intends to use its current cash position and monthly operating cash flows to pay the $885,000 note and related capital cost reimbursement of approximately $200,000, fund ongoing domestic and international oil and gas exploration programs, and possibly to reduce outstanding debt.

In November 1996, the Company retained an international investment banking firm to serve as its agent in seeking equity and debt financing for the Comet Ridge project. This firm identified both equity and debt financing sources, and the Company has had ongoing discussions with such sources. Proceeds from any such financing would be used to develop the project and potentially repay the $2,300,000 related party note. This note was due January 24, 1997, but the Company has received an extension of the due date to October 31, 1998. There are currently nine wells in the core Fairview area that are connected to the PG&E Gas Transmission - Australia pipeline system. The Company has entered into gas contract negotiations with companies interested in purchasing gas from the property and anticipates selling gas in the near
term.   The Company's plans with respect to this project include
participating with its co-venturers in drilling and connecting additional development wells and conducting further exploration activities, the timing and amount of which will depend upon available financing. The Company's pro rata share of minimum expenditure requirements related to the Authority to Prospect granted by the Queensland government, based on current exchange rates, is approximately $210,000, $210,000, and $379,000 in years ending October 31, 1998, 1999 and 2000, respectively. The Company's interest in the project after the acquisition of a 5% interest subsequent to year end is 55.75% of capital costs and 52.5% of operating expenses, and its net revenue interest is 46.22% prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99%.

The Company's domestic exploration programs are focused on the Williston Basin of Montana and North Dakota. Subsequent to September 30, 1997, the Company, together with industry partners, completed two wells, one of which is producing and one of which is currently being evaluated. In November 1997, the Company and industry partners commenced drilling operations on another prospect. The Company incurred approximately $538,000 in a three-well drilling program with industry partners during fiscal 1997. Two of the wells are producing oil and the Company expects to recomplete the third well in the first quarter of fiscal 1998. A fourth well is anticipated to be spudded in the second quarter of fiscal 1998, subject to the availability of sufficient capital. The Company continues to evaluate and acquire leasehold interests in new project areas of the Williston Basin and will seek to bring in outside partners to fund 3-D seismic surveys and participate in exploratory drilling in each of its project areas.

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver, which is the variable rate portion, is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5%, or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding loan balance at September 30, 1997, was $13,844,000 under LIBOR/Base Rate loans with a weighted average interest rate of 7.19%. The outstanding loan balance at September 30, 1996, was $13,994,000; $10,000,000 under a fixed rate loan and $3,994,000 under LIBOR/Base Rate loans with a weighted average interest rate of 6.96%. The fixed rate loan of $10,000,000, with interest at 5.92% payable monthly, matured on September 30, 1996. The fixed rate loan converted to a LIBOR/Base Rate loan under the terms of the revolver with interest payable at LIBOR plus 1.5%. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. During the first quarter of fiscal 1998, the Conversion Date was extended by the bank from October 5, 1998, to October 5, 1999. It may be extended again, although the Company has no such guarantee.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1997, the borrowing base was $14,500,000. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. In the event oil prices or natural gas prices were to decline by a significant amount, the Company's borrowing base could be reduced to an amount less than the loan balance, resulting in the Company having to fulfill the foregoing requirements. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank.

The Company currently has minimal remaining unused borrowing capacity. The Company anticipates that in order to complete its capital projects and sustain growth, internal cash flow will have to be supplemented with project financing and/or additional corporate debt or equity offerings. During fiscal 1998, the Company intends to focus its efforts primarily on its major domestic and international projects previously discussed. By utilizing a portion of projected fiscal 1998 cash flows, the Company hopes to establish new proved oil and gas reserves and additional cash flow. In addition to these sources of capital, the Company expects to raise capital to fund the activities on the Comet Ridge project and repay the $2,300,000 loan from an affiliate of its largest shareholder. However, there can be no assurance that additional funding commitments will be secured or, if secured, that capital will be obtained on terms beneficial to the Company or on a basis that meets the Company's objectives. The Company has received an extension of the due date to October 31, 1998, on the $2,300,000 related party note payable. If funding is not obtained, the Company may consider sales of existing assets or the issuance of common stock that would dilute the ownership of existing stockholders.

Adverse events such as product price decreases will negatively impact the Company's cash flows and the value of its reserve base. The Company typically uses hedging techniques to reduce the effects of such price decreases. The Company periodically hedges a portion of its crude oil and gas production through several methods. The Company has in recent years hedged significant portions of its crude oil and to a lesser extent its gas sales through both "swap" agreements and put options traded on the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil or gas subject to the option. During fiscal 1997, the Company hedged an average of 20,000 barrels per month (approximately 50%) of its oil production. The difference between the Company's actual price received at the wellhead and the NYMEX price varies according to location and quality of oil sold. During fiscal 1997, the wellhead price averaged $1.99 per barrel below the NYMEX price. In April 1997, the Company closed out a hedge position covering 70,000 MMBtu of its natural gas production through a put option with a strike price of $2.10 per MMBtu. Net payments pursuant to the Company's hedging activities for fiscal 1997, 1996 and 1995 were $205,000, $387,000 and
$183,000, respectively.

For fiscal 1998, the Company has entered into swap agreements and put options which in combination provide a hedge on approximately 49% of its projected oil production through April 1998. The swap agreements cover an average of approximately 14,000 barrels of oil per month from October 1997 through March 1998 and provide for the Company to receive an average NYMEX floor price of $20.19 per barrel plus 50% of price increases above $20.19. The put options cover 5,000 barrels of oil per month from November 1997 through April 1998 at a NYMEX option strike price of $20.00 per barrel. The difference between the Company's net price received at the wellhead and the NYMEX price will continue to vary based on location and quality of oil sold. Payments made by the Company subsequent to September 30, 1997, for the put options totaled approximately $10,000, with no additional payments required. As of December 15, 1997, none of the Company's gas production was hedged for periods subsequent to September 30, 1997.

Notwithstanding the Company's hedging positions, decreases in oil and gas prices subsequent to September 30, 1997, could cause a significant reduction in cash flows available for exploratory and development drilling and bank debt service and could negatively impact the Company's efforts to secure new financing sources.

The Company does not expect to pay significant federal income tax in the near term due to its net operating loss ("NOL") carryforwards. The utilization of these carryforwards reduces the Company's effective federal tax rate from approximately 35% to approximately 2% in years when the Company generates taxable income. The carryforwards total approximately $46.9 million as of September 30, 1997, and expire over the period from fiscal 1998 through fiscal 2012. These carryforwards would be subjected to a significant annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. At September 30, 1997, the Company had gross deferred tax assets aggregating $21.4 million relating to net operating loss carryforwards, statutory depletion carryforwards which do not expire, future tax deductions and tax credit carryforwards. Management believes that sufficient uncertainty exists regarding the realizability of the gross deferred tax asset that it recorded a valuation allowance of $18.4 million. The ultimate realization of the net deferred tax asset is primarily dependent upon the Company generating approximately $9 million of future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or if the statutory depletion carryforwards are not expected to be utilized.

The year 2000 compliance issue, which is common to most companies, concerns the inability of computerized information systems to properly recognize and process date sensitive information as the year 2000 approaches. The financial impact to the Company to ensure year 2000 compliance is not anticipated to be material to its financial position, results of operations or cash flow.

The Company does not believe that inflation has had a material adverse effect on its operations during the last three years.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

The Company reported net income of $472,000 in fiscal 1997 versus a net loss of $790,000 in fiscal 1996. The gross profit from oil and gas sales increased $1,790,000, or 32%, to $7,436,000 from $5,646,000 due to both higher production volumes and higher realized oil and gas prices. Operating income increased $1,672,000 to $1,873,000 from $201,000. If the $538,000 write-down of the investment in the NGL fractionator were excluded, the increase in operating income would have been $2,210,000. Following are detailed comparisons of the components for the respective periods.

Operating revenues increased $1,815,000, or 16%, to $12,951,000 in fiscal 1997 from $11,136,000 in fiscal 1996. Oil volumes increased 2% to 481,000 barrels in fiscal 1997 from 470,000 barrels in fiscal 1996, resulting in a $195,000 revenue increase. Gas volumes increased 1% to 1,565,000 Mcf in fiscal 1997 from 1,550,000 Mcf in fiscal 1996, resulting in a $25,000 revenue increase. These volume increases are a result of new production resulting from exploitation and development drilling projects completed in the fourth quarter of fiscal 1996 and exploration projects in fiscal 1997 that more than offset natural production declines during the year. The average oil price increased 9% to $19.36 in fiscal 1997 from $17.76 in fiscal 1996, resulting in a revenue increase of $770,000. The average gas price increased 32% to $2.22 in fiscal 1997 from $1.68 in fiscal 1996, resulting in an $845,000 revenue increase. Changes in other revenues accounted for a $20,000 decrease in total revenues.

Operating expenses remained relatively flat, decreasing $42,000, or 1%, to $5,505,000 in fiscal 1997 from $5,547,000 in fiscal 1996. The Company's average lifting cost per equivalent barrel produced also decreased 1% to $7.21 in fiscal 1997 from $7.30 in fiscal 1996.

General and administrative expenses decreased $158,000, or 10%, to $1,503,000 in fiscal 1997 from $1,661,000 in fiscal 1996, primarily due to a decrease in payroll costs. Salaries expense in fiscal 1996 included a $324,000 charge associated with the exercise of warrants by a former officer of the Company.

Depreciation, depletion and amortization ("DD&A") expense decreased $195,000, or 5%, to $3,532,000 in fiscal 1997 from $3,727,000 in fiscal 1996. The decrease is attributable to a lower DD&A rate per equivalent barrel.

Operating income for fiscal 1997 includes a loss from impairment of the Company's investment in the NGL fractionating plant. The Company recorded a non-cash charge to operating income of $538,000 when it wrote down its investment to the selling price of $1,800,000. No impairment losses or other write-downs were reported in fiscal 1996.

Interest income decreased $117,000, or 54%, to $99,000 in fiscal 1997 from $216,000 in fiscal 1996. This decrease was due to a decrease in the average balance of cash and cash equivalents during fiscal 1997 as compared to fiscal 1996.

Dividend income decreased to $0 during fiscal 1997, from $89,000 in the fiscal 1996. Dividend income was accrued during fiscal 1996 on 354,000 shares of convertible preferred stock of UXP and received in the form of common stock during fiscal 1997. The convertible preferred stock was exchanged for common stock of UXP on September 30, 1996. All of the common stock of UXP was sold during fiscal 1997.

Interest expense decreased $91,000, or 10%, to $840,000 in fiscal 1997 from $931,000 in fiscal 1996. When capitalized interest is included, interest expense increased by $122,000. The increase is primarily attributable to an increase in debt and to higher interest rates.

Other income (expense) for the year ended September 30, 1997, includes a loss of $258,000 from the disposition of common stock of UXP. Included in other income (expense) for fiscal 1996 is a loss of $273,000 on the disposition of preferred stock of UXP. See Note 8 to the Company's Consolidated Financial Statements.

Research and development expense for oil spill cleanup research decreased to $0 in fiscal 1997, from $23,000 in fiscal 1996. The Company met its contractual funding commitment in the fourth quarter of fiscal 1994, but made voluntary payments for third party consulting services during fiscal 1995 and 1996.

Income tax expense increased $7,000 to an expense of $1,000 in fiscal 1997 from a benefit of $6,000 in fiscal 1996. Both the benefit in fiscal 1996 and the expense in fiscal 1997 are due to adjustments for prior period taxes.

The equity interest in the net loss of the NGL fractionator increased $326,000 to a loss of $401,000 in fiscal 1997 from a loss of $75,000 in fiscal 1996. The increase in the loss is attributable to a lower profit margin on NGL products, production interruption caused by two lightning strikes on the plant and an increase in depreciation expense and other expenses. The Company sold its entire interest in the NGL fractionator on September 30, 1997. See Note 8 to the Company's Consolidated Financial Statements.

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

DD&A expense decreased $1,470,000, or 28%, to $3,727,000 in fiscal 1996 from $5,197,000 in fiscal 1995, primarily due to the sale of producing properties and to lower production volumes.

Interest income increased $56,000, or 35%, to $216,000 in fiscal 1996 from $160,000 in fiscal 1995. This increase was due to an increase in the average balance of cash and cash equivalents during fiscal 1996 as compared to fiscal 1995.

Interest expense decreased $45,000, or 5%, to $931,000 in fiscal 1996 from $976,000 in fiscal 1995. When capitalized interest is included, interest expense decreased by $41,000. The decrease is primarily attributable to reductions in long-term debt. See Note 4 to the Company's Consolidated Financial Statements.

Other income (expense) for fiscal 1996 included a non-cash charge of $273,000 on the disposition of preferred stock of UXP. See Note 8 to the Company's Consolidated Financial Statements.

Research and development expenses incurred by the Company during fiscal 1996 pursuant to its agreement with Texas Tech University decreased $17,000 to $23,000 from $40,000 in fiscal 1995 because the Company fulfilled its contractual funding commitment during the fourth quarter of fiscal 1994. Expenditures incurred since such fulfillment have been voluntary.

Income tax expense decreased $30,000, or 125%, to a benefit of $6,000 in fiscal 1996 from an expense of $24,000 in fiscal 1995. This decrease is due to gains from property sales in fiscal 1995, which were taxed at an effective alternative minimum tax rate of 2%, and losses from property sales in fiscal 1996.

Net income for fiscal 1996 includes a loss of $75,000 representing the Company's equity interest in the net loss of the Alabama NGL fractionating plant. No such income or loss was included in fiscal 1995 net income.

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form S-8, File 333-40589, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements are effective for financial statements issued for periods ending after December 15, 1997, and will be adopted by the Company effective October 1, 1997. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with new "basic" and "diluted" disclosures. SFAS 129 requires entities that issue securities other than ordinary common stock to make specified disclosures. Since the Company's issued stock consists solely of common stock, the adoption of SFAS 128 and SFAS 129 should have little, if any, impact on the Company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997, at which time the provisions will be adopted by the Company. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosures regarding operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after

December 15, 1997, at which time the provisions will be adopted by the Company. The Company does not expect SFAS 131 to have a material effect on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and supplementary financial data follow page 22 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                       PART III

The Company hereby undertakes on or before 120 days after September 30, 1997, to file with the Commission a Definitive Proxy Statement pursuant to Regulation 14A with respect to the Company's Annual Meeting of Shareholders, which Proxy Statement will contain the information required by Part III. Such information is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a) The following documents are filed as a part of the report:

    For a list of financial statements and financial statement schedules, see "Index to Consolidated Financial Statements" which is part of the Financial Statements and Supplementary Data which follow page 22 and are incorporated herein by reference.

(b) During the last quarter of the Company's fiscal year ended September 30, 1997, the Company filed no reports on Form 8-K.

(c) Exhibits:

    For a list of exhibits, see "Exhibits" which follows page 19 and is incorporated herein by reference.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TIPPERARY CORPORATION



Date December 17, 1997                 By     /s/ David L. Bradshaw
     --------------------                  ----------------------------------
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


/s/ David L. Bradshaw      President, Chief Executive         December 17, 1997
---------------------      Officer and Chairman of the
David L. Bradshaw          Board of Directors



/s/ Paul C. Slevin         Chief Financial Officer            December 17, 1997
---------------------
Paul C. Slevin



/s/ Wayne W. Kahmeyer      Controller and Principal           December 17, 1997
---------------------      Accounting Officer
Wayne W. Kahmeyer


/s/ Kenneth L. Ancell      Director                           December 17, 1997
---------------------
Kenneth L. Ancell



/s/ Eugene I. Davis        Director                           December 17, 1997
---------------------
Eugene I. Davis



/s/ Douglas Kramer         Director                           December 17, 1997
---------------------
Douglas Kramer



/s/ Marshall D. Lees       Director                           December 17, 1997
---------------------
Marshall D. Lees

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

4.37 Second Amendment to Credit Agreement dated September 27, 1991, by and between Tipperary Petroleum Company and Central Bank, National Association, filed as Exhibit 4.37 to Form 10-K dated September 30, 1991, and incorporated herein by reference.

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

4.43 Amendment of Revolving Credit and Term Loan Agreement dated September 30, 1993, by and among Tipperary Corporation, Tipperary Oil & Gas Corporation and Colorado National Bank, filed as Exhibit
             4.43 to Form 10-K dated September 30, 1993, and incorporated herein by reference.

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

4.47 Fourth Amendment of Revolving Credit and Term Loan Agreement dated as of March 31, 1996, by and among Tipperary Corporation, Tipperary Oil & Gas Corporation, and Colorado National Bank f/k/a Central Bank, N.A., filed as Exhibit 4.47 to Form 10-Q dated March 31, 1996, and incorporated herein by reference.

4.48 Promissory Note dated December 20, 1996, in the amount of $2,300,000 between Registrant and Slough Parks Incorporated, filed as Exhibit 4.48 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

                                     EXHIBITS

Number       Description
------       -----------

4.49 Subordination Agreement dated December 20, 1996, by and between Slough Parks Incorporated and Colorado National Bank, filed as
             Exhibit 4.49 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

4.50 Fifth Amendment of Revolving Credit and Term Loan Agreement dated March 3, 1997, by and among Tipperary Corporation, Tipperary Oil & Gas Corporation, and Colorado National Bank, a national banking association, filed as Exhibit 4.50 to Form 10-Q dated March 31, 1997, and incorporated herein by reference.

4.51 Addendum to Mortgage - Collateral Real Estate Mortgage dated as of May 27, 1997, executed by Colorado National Bank, Tipperary Corporation and Tipperary Oil & Gas Corporation filed as Exhibit
             4.51 to Form 10-Q dated June 30, 1997, and incorporated herein by reference.

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

10.40 Warrant to Purchase the Registrant's common stock dated April 1, 1996, issued to David L. Bradshaw, filed as Exhibit 10.40 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

10.41 Warrant to Purchase the Registrant's common stock dated July 11, 1996, issued to Kenneth L. Ancell, filed as Exhibit 10.41 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

10.42 Agreement for Conversion of Preferred Stock, Sale of Common Stock and Settlement of Preferred Stock Dividends, by and among the Registrant, United States Exploration, Inc., Dale Jensen, Jerome
             N. Fenna and Betty A. Fenna dated September 30, 1996, filed as
             Exhibit 10.42 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

10.45 Divide Exploration Agreement entered into August 22, 1996, between Tipperary Oil & Gas Corporation and Lyco Energy Corporation, filed as Exhibit 10.45 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

10.46        Purchase and Sale Agreement between Cavell Energy (U.S.)
             Corporation and Tipperary Oil & Gas Corporation dated September 19, 1996, filed as Exhibit 10.46 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

10.47        Agreement concerning the addition of Cavell Energy (U.S.)
             Corporation as a party to the Exploration Agreement and Operating Agreement and certain amendments to such agreements by and among Tipperary Oil & Gas Corporation, Cavell Energy (U.S.) Corporation and Lyco Energy Corporation, dated September 19, 1996, filed as
             Exhibit 10.47 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

                                     EXHIBITS

Number       Description
------       -----------

10.48 Purchase and Sale Agreement dated June 28, 1996, between Tipperary Oil & Gas Corporation and Clovelly Oil Co., Inc., filed as Exhibit
             10.48 to Form 10-K dated September 30, 1996, and incorporated herein by reference.

10.49 Purchase and Sale Agreement dated January 29, 1997, between NationsBank of Texas, N.A., as Trustee for Trusts #1190 and #1191 ("Seller") and Tipperary Oil & Gas Corporation ("Buyer"), filed as
             Exhibit 10.49 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.50 Purchase and Sale Agreement dated January 29, 1997, between NationsBank of Texas, N.A., as Trustee for Trusts #1362, #1363 and #1364 ("Seller") and Tipperary Oil & Gas Corporation ("Buyer"), filed as Exhibit 10.50 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.51 Tipperary Corporation 1997 Long-Term Incentive Plan filed as Exhibit A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on January 28, 1997, and incorporated herein by as Exhibit 10.51 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.52 Warrant to Purchase the Registrant's common stock dated August 26, 1997, issued to David L. Bradshaw, filed as Exhibit 10.52 to Form 10-Q dated December 31, 1996, filed herewith.

10.53 Warrant to Purchase the Registrant's common stock dated August 26, 1997, issued to Kenneth L. Ancell, filed herewith.

10.54 Warrant to Purchase the Registrant's common stock dated August 26, 1997, issued to Eugene I. Davis, filed herewith.

10.55 Warrant to Purchase the Registrant's common stock dated August 26, 1997, issued to Marshall D. Lees, filed herewith.

10.56 Stock Purchase Agreement dated September 30, 1997 by and among Tipperary Corporation, Milmac Operating Company and James A. McAuley, filed herewith.

10.57 Purchase and Sale Agreement dated October 31, 1997, effective as of the 1st day of January, 1997, by and between Amerind Oil Company, Ltd. as Seller and Tipperary Oil & Gas Corporation, as Buyer, filed herewith.

11.1         Calculation of per share earnings, filed herewith.

21.1         List of subsidiaries, filed herewith.

23.1         Consent of Price Waterhouse LLP, filed herewith.

27           Financial Data Schedule

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                      Index to Consolidated Financial Statements




Report of Independent Accountants                                       F-2

Consolidated Balance Sheet
     September 30, 1997 and 1996                                        F-3

Consolidated Statement of Operations
     Years ended September 30, 1997, 1996 and 1995                      F-4

Consolidated Statement of Stockholders' Equity
     Years ended September 30, 1997, 1996 and 1995                      F-5

Consolidated Statement of Cash Flows
     Years ended September 30, 1997, 1996 and 1995                      F-6

Notes to Consolidated Financial Statements                              F-7

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tipperary Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Denver, Colorado
December 15, 1997

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                           September 30, 1997 and 1996
                                 (in thousands)

                                                               1997          1996
                                                            ----------    ----------
ASSETS
Current assets:
    Cash and cash equivalents                               $   3,529     $   3,575
    Receivables                                                 1,966         2,154
    Inventory                                                     197           190
    Current portion of deferred income taxes, net                 229            57
    Other current assets                                          123           123
                                                            ----------    ----------
          Total current assets                                  6,044         6,099
                                                            ----------    ----------
Property, plant and equipment, at cost:
    Oil and gas properties, full cost method                  131,578       122,360
    Other property and equipment                                2,476         2,336
                                                            ----------    ----------
                                                              134,054       124,696

Less accumulated depreciation, depletion and amortization     (88,708)      (85,215)
                                                            ----------    ----------
    Property, plant and equipment, net                         45,346        39,481
                                                            ----------    ----------

Noncurrent portion of deferred income taxes, net                2,962         3,134
Investment in NGL fractionating plant                               -         2,474
Investment in stock                                                 -           707
Other noncurrent assets                                           643           203
                                                            ----------    ----------
                                                            $  54,995     $  52,098
                                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                       $       -     $       -
    Note payable - related party                                2,300             -
    Accounts payable                                            1,275         1,539
    Advances from joint owners                                    468             -
    Accrued liabilities                                           288           215
    Production taxes payable                                      159           186
    Royalties payable                                             173           148
                                                            ----------    ----------
          Total current liabilities                             4,663         2,088
                                                            ----------    ----------

Long-term debt                                                 13,844        13,994
Commitments and contingencies (Note 7)

Stockholders' equity
    Common stock; par value $.02; 20,000,000 shares
          authorized; 13,078,071 issued and 13,050,271
          outstanding in 1997 and 1996                            262           262
    Capital in excess of par value                            105,375       105,375
    Accumulated deficit                                       (69,078)      (69,550)
    Treasury stock, at cost; 27,800 shares                        (71)          (71)
                                                            ----------    ----------
          Total stockholders' equity                           36,488        36,016
                                                            ----------    ----------
                                                            $  54,995     $  52,098
                                                            ==========    ==========

             See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                 Years ended September 30, 1997, 1996 and 1995
                     (in thousands, except per share data)

                                                               1997           1996           1995
                                                           -----------    -----------    ----------
Revenues                                                   $   12,951     $   11,136     $   11,837
Costs and expenses:
    Operating                                                   5,505          5,547          5,836
    General and administrative                                  1,503          1,661          1,297
    Depreciation, depletion and amortization                    3,532          3,727          5,197
    Loss on sale of investment in
        NGL fractionating plant                                   538              -              -
                                                           -----------    -----------    -----------

          Total costs and expenses                             11,078         10,935         12,330
                                                           -----------    -----------    -----------

          Operating income (loss)                               1,873            201           (493)
                                                           -----------    -----------    -----------
Other income (expense):
    Interest income                                                99            216            160
    Dividend income                                                 -             89             89
    Interest expense                                             (840)          (931)          (976)
    Loss on disposition of stock                                 (258)          (273)             -
    Research and development expense                                -            (23)           (40)
                                                           -----------    -----------    -----------

          Total other expense                                    (999)          (922)          (767)
                                                           -----------    -----------    -----------

Income (loss) before income taxes                                 874           (721)        (1,260)
                                                           -----------    -----------    -----------

Current income tax benefit (expense)                               (1)             6            (24)
                                                           -----------    -----------    -----------

Income (loss) before equity in loss of
   NGL fractionating plant                                        873           (715)        (1,284)

Equity in loss of NGL fractionating plant                        (401)           (75)             -
                                                           -----------    -----------    -----------

Net income (loss)                                          $      472     $     (790)    $   (1,284)
                                                           ===========    ===========    ===========

Net income (loss) per share                                $      .04     $     (.07)    $     (.11)
                                                           ===========    ===========    ===========

Weighted average shares outstanding                            13,050         11,807         11,190
                                                           ===========    ===========    ===========

             See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                 Years ended September 30, 1997, 1996 and 1995
                                 (in thousands)


                                         Common Stock       Capital in                   Treasury Stock
                                       -----------------    excess of     Accumulated    ---------------
                                       Shares     Amount    par value       Deficit       Shares  Amount     Total
                                       ------    -------    ---------     ------------   -------  ------   ---------
Balance September 30, 1994             11,188    $   224    $  98,354     $   (67,476)        28  $ (71)   $ 31,031

    Net loss                                -          -            -          (1,284)         -      -      (1,284)
    Exercise of stock options and
          warrants                         22          1           59               -          -      -          60
    Tax benefit of non-qualified
          stock option exercise             -          -           11               -          -      -          11
                                       ------    -------    ---------     ------------    ------  ------   ---------

Balance September 30, 1995             11,210        225       98,424         (68,760)        28    (71)     29,818

    Net loss                                -          -            -            (790)         -      -        (790)
    Common stock issuance               1,400         28        6,063               -          -      -       6,091
    Exercise of stock options and
          warrants                        440          9          888               -          -      -         897
                                       ------    -------    ---------     ------------    ------  ------   ---------

Balance September 30, 1996             13,050        262      105,375         (69,550)        28    (71)     36,016

    Net income                              -          -            -             472          -      -         472
                                       ------    -------    ---------     ------------    ------  ------   ---------

Balance September 30, 1997             13,050    $   262    $ 105,375     $   (69,078)        28  $ (71)   $ 36,488
                                       ======    =======    =========     ============    ======  ======   =========







             See accompanying notes to consolidated financial statements.

                      TIPPERARY CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                  Years ended September 30, 1997, 1996 and 1995
                                  (in thousands)

                                                                   1997           1996          1995
                                                                 --------       --------      --------
Cash flows from operating activities:
    Net income (loss)                                             $   472       $  (790)      $(1,284)
    Adjustments to reconcile net income to net cash              --------       --------      --------
       provided by operating activities:
          Depreciation, depletion and amortization                  3,532          3,727        5,197
          Income tax effect of stock option exercise                    -              -           11
          Loss on sale of investment in NGL fractionating             538              -            -
          Equity in loss of NGL fractionating plant                   401             75            -
          Loss on disposition of stock                                258            273            -
          Other                                                         -              -           (7)
    Change in assets and liabilities:
          Decrease in receivables                                     188            201          984
          (Increase) in inventory                                      (7)             -            -
          Decrease in other current assets                              -             53          212
          Increase (decrease) in accounts payable,
             accrued liabilities and income taxes payable            (191)           743          117
          Increase in advances from joint owners                      468              -            -
          Increase (decrease) in royalties payable                     25            (64)         (76)
          (Decrease) in production taxes payable                      (27)           (71)         (30)
          Other                                                         -           (192)          34
                                                                 --------       --------      -------
                                                                    5,185          4,745        6,442
                                                                 --------       --------      -------
          Net cash provided by operating activities                 5,657          3,955        5,158
                                                                 --------       --------      -------

Cash flows from investing activities:
    Proceeds from sale of assets                                       39          1,603        5,058
    Proceeds from sale of common stock                                638            796            -
    Proceeds from sale of investment in NGL fractionating plant     1,800              -            -
    Capital expenditures                                           (9,435)       (11,113)      (7,253)
    Investment in NGL fractionating plant                            (265)        (1,095)      (1,138)
                                                                 --------       --------      -------
          Net cash used in investing activities                    (7,223)        (9,809)      (3,333)
                                                                 --------       --------      -------

Cash flows from financing activities:
    Proceeds from borrowing                                         2,300              -            -
    Principal repayments                                             (150)        (1,752)           -
    Proceeds from issuance of stock                                     -          6,988           60
    Payments for other financing activities                          (630)             -            -
                                                                 --------       --------      -------
          Net cash provided by financing activities                 1,520          5,236           60
                                                                 --------       --------      -------
Net increase (decrease) in cash and cash equivalents                  (46)          (618)       1,885

Cash and cash equivalents at beginning of year                      3,575          4,193        2,308
                                                                 --------       --------      -------

Cash and cash equivalents at end of year                          $ 3,529       $  3,575      $ 4,193
                                                                 --------       --------      -------
                                                                 --------       --------      -------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Interest                                                      $   831       $     942     $ 1,056
    Income taxes                                                  $     1       $      23     $     -


             See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 1997, 1996 and 1995

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

USE OF ESTIMATES AND SIGNIFICANT RISKS

The Company is subject to a number of risks and uncertainties inherent in the oil and gas industry. Among these are risks related to fluctuating oil and gas prices, uncertainties related to the estimation of oil and gas reserves and the value of such reserves, effects of competition and extensive environmental regulation, risks associated with the search for and the development of oil and gas reserves, uncertainties related to foreign operations, and many other factors, many of which are beyond the Company's control. The Company's financial condition and results of operations depend significantly upon the prices received for crude oil and natural gas. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

PARTNERSHIPS AND OTHER EQUITY INVESTMENTS

The consolidated financial statements include the Company's proportionate share of the assets, liabilities, revenues and expenses of its oil and gas partnership interests. The Company's investments in limited liability companies over which it exercises significant influence have been accounted for under the equity method.

RECLASSIFICATION

Certain amounts reported for prior fiscal years have been reclassified to correspond to the fiscal year 1997 presentation.

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


INVESTMENT IN COMMON STOCK

The carrying value of the common stock in United States Exploration, Inc. ("UXP") at September 30, 1996, approximated fair market value as evidenced by quoted market prices on that date.

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

Interest costs for the construction of certain long term assets and for the investment in significant unproved properties and development projects are capitalized and amortized over the related assets' estimated useful life. The Company capitalized $297,000, $84,000 and $80,000 of interest costs in fiscal 1997, 1996 and 1995, respectively.

Upon sale or retirement of property, plant and equipment other than oil and gas properties, the applicable costs and accumulated depreciation are removed from the accounts and gain or loss is recognized.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation and depletion of oil and gas properties is provided using the units-of-production method computed using proved oil and gas reserves.

Depreciation and amortization of other property, plant and equipment and other assets is provided using the straight-line method computed over estimated useful lives ranging from three to fifteen years.

INCOME TAXES

Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

CRUDE OIL AND NATURAL GAS HEDGING

The Company periodically hedges a portion of its crude oil and natural gas production through several methods. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged significant portions of its crude oil and gas sales primarily through both "swap" agreements and put options with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price but retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation,

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


to exercise the option and receive the strike price for the volume of oil subject to the option. During fiscal 1997, the Company hedged an average of 20,000 barrels per month (approximately 50%) of its oil production. The Company's actual price received at the wellhead averaged $1.99 per barrel below NYMEX prices during fiscal 1997, due to differences in location and quality of oil sold. Net payments pursuant to the Company's hedging activities for fiscal 1997, 1996 and 1995 were $205,000, $387,000 and
$183,000, respectively.

The Company has entered into swap agreements and put options which in combination provide a hedge on approximately 49% of its projected oil production through April 1998. The swap agreements cover an average of approximately 14,000 barrels of oil per month from October 1997 through March 1998 and provide for the Company to receive an average NYMEX floor price of $20.19 per barrel plus 50% of price increases above $20.19. The put options cover 5,000 barrels of oil per month from November 1997 through April 1998 at a NYMEX option strike price of $20.00 per barrel. The difference between the Company's net price received at the wellhead and the NYMEX price will continue to vary based on location and quality of oil sold. Payments made by the Company subsequent to September 30, 1997, for the put options totaled approximately $10,000, with no additional payments required. None of the Company's gas production is currently hedged for periods subsequent to September 30, 1997.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share has been computed based on the weighted average number of common and common equivalent shares outstanding during each of the applicable periods using the treasury stock method. Effect has been given to common stock warrants and options when their effect would be dilutive.

SIGNIFICANT CUSTOMERS

The Company had sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1997 totaling 41%, three unaffiliated oil and gas customers during fiscal 1996 totaling 42%, and three unaffiliated oil and gas customers during fiscal 1995 totaling 40%. The Company does not believe that the loss of any existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements are effective for financial statements issued for periods ending after December 15, 1997, and will be adopted by the Company effective October 1, 1997. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with new "basic" and "diluted" disclosures. SFAS 129 requires entities that issue securities other than ordinary common stock to make specified disclosures. Since the Company's issued stock consists solely of common stock, the adoption of SFAS 128 and SFAS 129 should have little, if any, impact on the Company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997, at which time the provisions will be adopted by the Company. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosures regarding operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the provisions will be adopted by the Company. The Company does not expect SFAS 131 to have a material effect on its financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 2 - RELATED PARTY TRANSACTIONS

In January 1997, the Company obtained a loan of $2,300,000 from Slough Parks Incorporated, an affiliate of the Company's largest shareholder. The note is due January 24, 1998, and bears interest at 8.5% per annum payable in calendar quarter installments. The Company has received an extension of the due date to October 31, 1998. The note is secured by a 10% interest in the Company's rights under the Joint Operating Agreement covering the Comet Ridge project in Queensland, Australia, and is subject to the terms and provisions of a subordination agreement with the Company's bank. Proceeds from the loan were used to acquire an additional 5% interest in the project. During the fiscal year ended September 30, 1997, the Company paid approximately $214,000 in interest on this note.

During fiscal 1994, James A. McAuley, who served on the Company's Board of Directors until July 1996, personally acquired an interest in a Utah limited liability company of which the Company was also a member. The limited liability company was formed for the purpose of constructing a natural gas liquids ("NGL") fractionating plant in Alabama. Mr. McAuley negotiated and contracted independently with third parties, as did the Company. In November 1996, a corporation which Mr. McAuley controls became the operator of the plant pursuant to a vote of the co-owners of the plant. On September 30, 1997, Mr. McAuley's corporation exercised a preferential purchase right and acquired all of the Company's interests in the NGL fractionating plant. The sales price of $1,800,000 was the price offered from an unrelated third party during the quarter ended June 30, 1997. See Note 8.

NOTE 3 - OIL AND GAS FULL COST POOLS

UNITED STATES

The Company's domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The total book value of the United States full cost pool as of September 30, 1997, was $25,931,000. Included in this total are $3,417,000 of acquisition costs attributable to nonproducing oil and gas leases, primarily in the Williston Basin, that have been excluded from depletable costs pending further evaluation. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis.

Subsequent to September 30, 1997, the Company sold its interest in non-core oil and gas producing properties for $1,450,000. Under the full cost method of accounting, no gain or loss was recognized on the property sales; the proceeds were credited to the full cost pool, thereby reducing the book value of the Company's domestic oil and gas properties.

AUSTRALIA

The Company's Australia full cost pool includes acquisition, drilling and completion costs, seismic and de-watering costs, and costs to construct a gas gathering system. The Company holds a non-operating interest in the Comet Ridge coalbed methane project in Queensland. As of September 30, 1997, the capitalized cost applicable to the Australia full cost pool was $18,460,000. All of the associated reserves are classified as proved developed nonproducing, and capitalized costs will be subject to depletion and depreciation when the property generates revenue. Nine wells are currently connected to a pipeline system. The Company has entered into gas contract negotiations with companies interested in purchasing gas from the property and anticipates selling gas in the near term.

Subsequent to September 30, 1997, the Company acquired an additional 5% capital-bearing interest in the Comet Ridge project, increasing its interest to 55.75% from 50.75% as of September 30, 1997. This interest was acquired using cash on hand of $2,000,000 and a note payable of $885,000, including principal and interest, due January 31, 1998. The Company will also be responsible for certain capital costs incurred by the seller prior to closing, which are expected to be approximately $200,000.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements



NOTE 4 - LONG-TERM DEBT

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver, which is the variable rate portion, is payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5%, or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding loan balance at September 30, 1997, was $13,844,000 under LIBOR/Base Rate loans with a weighted average interest rate of 7.19%. The outstanding loan balance at September 30, 1996, was $13,994,000; $10,000,000 under a fixed rate loan and $3,994,000 under LIBOR/Base Rate loans with a weighted average interest rate of 6.96%. The fixed rate loan of $10,000,000, with interest at 5.92% payable monthly, matured on September 30, 1996. The fixed rate loan converted to a LIBOR/Base Rate loan under the terms of the revolver with interest payable at LIBOR plus 1.5%. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. During the first quarter of fiscal 1998, the Conversion Date was extended by the bank from October 5, 1998, to October 5, 1999. It may be extended again, although the Company has no such guarantee.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1997, the borrowing base was $14,500,000. Should the outstanding loan balance ever exceed the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to the bank to increase the borrowing base by the amount of the deficit. In the event oil prices or natural gas prices were to decline by a significant amount, the Company's borrowing base could be reduced to an amount less than the loan balance, resulting in the Company having to fulfill the foregoing requirements. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the average outstanding loan balance and the borrowing base. The agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank.

Pursuant to the terms of the loan agreement, $3,461,000 is projected to mature in each fiscal year from 2000 through 2003.

NOTE 5 - STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1997, and 1996 consisted of the following (in thousands, except number of shares):


                                                            1997          1996
                                                           ------        ------


Preferred stock:
  Cumulative, $1.00 par value. Authorized
     10,000,000 shares; none issued                    $       -     $       -
  Non-cumulative, $1.00 par value. Authorized
     10,000,000 shares; none issued                            -             -
Common stock, $.02 par value. Authorized 20,000,000
  shares; 13,078,071 issued and 13,050,271 outstanding
  as of September 30, 1997 and 1996                          262           262
Capital in excess of par value                           105,375       105,375
Accumulated deficit                                      (69,078)      (69,550)
Treasury stock, at cost; 27,800 shares                       (71)          (71)
                                                       ----------    ----------
     Total stockholders' equity                        $  36,488     $  36,016
                                                       ----------    ----------
                                                       ----------    ----------

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements



COMMON STOCK ISSUANCES

During fiscal 1995, the Company issued 21,600 shares of common stock at $2.75 per share to employees pursuant to the exercise of incentive stock options. Net proceeds to the Company were approximately $60,000. During fiscal 1996, the Company issued 1,400,000 shares of common stock to two institutional investors. The proceeds of $6,091,000 were used to acquire an additional 15.75% interest in the Comet Ridge coalbed methane project in Queensland, Australia. During fiscal 1996, the Company also issued 420,000 and 16,667 shares at $2.00 and $2.75 per share, respectively, to a former officer pursuant to the exercise of warrants and 4,000 shares at $2.75 per share to an employee pursuant to the exercise of incentive stock options. Net proceeds to the Company during fiscal 1996 from the exercise of stock options and warrants were approximately $897,000. No common stock was issued during fiscal 1997. Subsequent to September 30, 1997, the Company issued 50,000 shares at $2.00 per share to a former director pursuant to the exercise of warrants.

TREASURY STOCK

On May 13, 1994, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock on the open market. During fiscal 1994, the Company acquired 27,800 shares at a total cost of $71,000.

STOCK INCENTIVE PLANS

In 1987, the Company adopted the 1987 Employee Stock Option Plan (the "1987 Plan") that provided for grant of a maximum of 383,000 options to employees of the Company to purchase shares of the Company's common stock. The 1987 Plan expired December 31, 1996. The 351,650 options currently outstanding under this plan have a term of ten years, an exercise price equal to the fair market value of the stock on the date of grant and qualify as incentive stock options as defined in the Internal Revenue Code of 1986 ("the Code"). These options remain in full force and effect pursuant to each option's terms.

Pursuant to a shareholder vote in January 1997, the 1997 Long-Term Incentive Plan (the "1997 Plan") was adopted to replace the expired 1987 Plan. The 1997 Plan reserves 250,000 shares of common stock for issuance for a period of ten years. Any shares that are the subject of an award which has lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The 1997 Plan provides that participants may be granted awards in the form of incentive stock options, non-qualified options as defined in the Code, stock appreciation rights ("SARs"), performance awards related to the Company's operations, or restricted stock upon payment of consideration not less than the par value of the restricted stock issued. During the fiscal year ended September 30, 1997, the Company issued under this plan options to acquire 37,500 shares of the Company's common stock.

The following table represents a summary of stock option transactions under both the 1987 Plan and the 1997 Plan for the three years ended September 30, 1997:

                                    1987 Plan  1997 Plan  Price Range per Share
                                    ---------  ---------  ---------------------


As of September 30, 1994             266,250           -       $2.75 to $5.13
  Granted in fiscal 1995              15,000           -            $3.69
  Forfeited in fiscal 1995                 -           -              -
  Exercised in fiscal 1995           (21,600)          -            $2.75
                                    ---------  ---------
As of September 30, 1995             259,650           -       $2.75 to $5.13
                                    ---------  ---------
  Granted in fiscal 1996             111,000           -       $4.63 to $4.75
  Forfeited in fiscal 1996          (100,000)          -            $2.75
  Exercised in fiscal 1996            (4,000)          -            $2.75
                                    ---------  ---------
As of September 30, 1996             266,650           -       $2.75 to $5.13
                                    ---------  ---------
  Granted in fiscal 1997              85,000      37,500       $3.63 to $4.56
  Forfeited in fiscal 1997                 -           -              -
  Exercised in fiscal 1997                 -           -              -
                                    ---------  ---------
As of September 30, 1997             351,650      37,500       $2.75 to $5.13
                                    ---------  ---------
                                    ---------  ---------

Exercisable as of September 30, 1997 187,650           -       $2.75 to $5.13
                                    ---------  ---------
                                    ---------  ---------

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements



Options under both plans vest ratably over three years, except for options covering 15,000 shares under the 1987 Plan at an exercise price of $5.13, which vest ratably over five years.

NONQUALIFIED STOCK OPTIONS AND WARRANTS

Nonqualified option and warrant transactions for the three years ended September 30, 1997 are as follows:

                                               Shares     Price Range per Share
                                               ------     ---------------------

As of September 30, 1994 and 1995             875,000        $2.00 to $6.00
  Granted in fiscal 1996                      100,000        $4.31 to $4.63
  Expired in fiscal 1996                     (133,333)       $2.75 to $6.00
  Exercised in fiscal 1996                   (436,667)       $2.00 to $2.75
                                             --------
As of September 30, 1996                      405,000        $2.00 to $4.63
                                             --------
  Granted in fiscal 1997                      105,000             $4.25
  Expired in fiscal 1997                            -               -
  Exercised in fiscal 1997                          -               -
                                             --------
As of September 30, 1997                      510,000        $2.00 to $4.63
                                             --------
                                             --------

Exercisable as of September 30, 1997          338,334        $2.00 to $4.63
                                             --------
                                             --------

The Company applies Accounting Principles Board Opinion No. 25 , Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to account for its stock option plans. Under APB 25 expense for a stock option is recorded as the difference between the market price of the stock and the exercise price on the date of grant. No compensation expense has been recognized for grants of stock options or warrants, since the plans provide that the exercise price shall be equal to or greater than the market price of the stock on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards were granted.
 Companies may decide not to adopt the fair value method but rather to disclose in the notes to the financial statements the pro forma effect on net income and earnings per share had the fair value method been adopted. The fair value of options and warrants granted of $179,000 and $76,000 for fiscal 1997 and 1996, respectively, were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          1997             1996
                                         ------           ------

Expected life (in years). . . . . .       6.00             6.00
Expected volatility . . . . . . . .      67.71%           74.40%
Risk-free interest rate . . . . . .       6.20%            5.90%
Expected dividends. . . . . . . . .    $     -          $     -

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                           1997                1996
                                          ------              ------

Net income (loss)       As Reported      $472,000           $(790,000)
                        Pro forma        $293,000            (866,000)

Income (loss) per share As Reported      $    .04           $    (.07)
                        Pro forma        $    .02           $    (.07)

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements



NOTE 6 - INCOME TAXES

The net deferred tax asset is comprised of the following at September 30, 1997 and 1996:

                                            1997                  1996
                                           ------                ------

Deferred tax assets:
  Federal and state net operating
   loss carryforwards                    $ 16,749               $ 16,913
  Statutory depletion carryforwards         2,437                  2,559
  Property, plant and equipment             1,463                  1,570
  Tax credit carryforwards                    588                  1,123
  Capital loss carryforward                   204                    -
  Other                                         2                      2
                                          -------                -------
     Gross deferred tax assets             21,443                 22,167
                                          -------                -------
     Valuation allowance                  (18,252)               (18,976)
                                          -------                -------
     Net deferred tax asset              $  3,191               $  3,191
                                          -------                -------
                                          -------                -------

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

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rates of 35%. The reasons for and effects of such differences (in thousands) are as follows:

                                                    1997      1996       1995
                                                   ------    ------     ------

Expected amount                                   $  165     $(279)     $(441)
Increase (decrease) from:
   Increase (decrease) in valuation allowance       (724)     (446)       846
   Adjustments to and expiration of carryforwards  1,127       817       (285)
   Permanent differences between financial
    statement income and taxable income             (568)      (84)       (92)
   State taxes, net of federal benefit, and other      1       (14)        (4)
                                                  ------    ------    -------
Total income tax expense (benefit)                $    1     $  (6)     $  24
                                                  ------    -------   -------
                                                  ------    -------   -------

The Company has approximate net operating loss, capital loss and investment tax credit carryfowards (in thousands) available at September 30, 1997, as follows:

    Expiration Year   Net Operating Loss   Capital Loss   Investment Tax Credit
    ---------------   ------------------   ------------   ---------------------

          1998            $ 7,918             $  -                 $216
          1999             12,252                -                  112
          2000             13,701                -                   31
          2001              4,817               95                   14
          2002                  -              488                    -
          2003                991                -                    -
          2004              3,360                -                    -
          2009              1,391                -                    -
          2011              1,142                -                    -
          2012              1,375                -                    -
                           ------             ----                 ----

         Total            $46,947             $583                 $373
                           ------             ----                 ----
                           ------             ----                 ----

              TIPPERARY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

The Company also has statutory depletion carryforwards of approximately $6,962,000 and minimum tax credit carryforwards of approximately $215,000 which do not expire. The Company's net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period after 1986. As of September 30, 1997, no such ownership change had occurred.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Company entered into an amendment to its office lease agreement in Denver, Colorado effective September 1, 1993. The amended lease covers 11,000 square feet for a term of five years. During the term of the lease, rent is payable in the amount of $116,000 base rent per year, plus expense recovery amounts. During each of the fiscal years ended September 30, 1997, 1996 and 1995, the Company paid approximately $116,000 in office rent.

The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

NOTE 8 - SALE OF INVESTMENTS

During the quarter ended June 30, 1997, the Company received an offer from an unrelated party to purchase the Company's interest in the Alabama natural gas liquids ("NGL") fractionating plant for $1,800,000. Upon the receipt of the offer to purchase the interest, the Company notified the other members of the venture pursuant to preferential purchase right provisions in agreements to which the Company was a party. A corporation owned by a former director of the Company (see Note 2) exercised this preferential purchase right and purchased the interest on September 30, 1997, for $1,800,000 in cash, resulting in a loss of $538,000. The Company's equity interest in the net loss of the plant during fiscal 1997 and 1996, respectively, was $401,000 and $75,000, respectively.

During the third and fourth quarters of fiscal 1997, the Company sold all of its common stock of United States Exploration, Inc. ("UXP"), recognizing a loss of $258,000. The Company acquired 150,000 shares of common stock of UXP and approximately $796,000 in cash in exchange for its 354,000 shares of convertible preferred stock of UXP on September 30, 1996. During fiscal 1997, the Company received 40,587 shares of UXP common stock in payment of approximately $190,000 in accrued dividends. The Company recognized a loss of approximately $273,000 from the disposition of the preferred stock during fiscal 1996.

              TIPPERARY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

NOTE 9 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for fiscal 1997, 1996 and 1995 (in thousands) are as follows:


CAPITALIZED COSTS:
                                        United States     Australia      Total
                                        -------------    -----------   ---------
September 30, 1997:
   Proved oil and gas properties           $103,600       $18,460      $122,060
   Unproved oil and gas properties            9,518             -         9,518
                                        -------------    -----------   ---------
                                            113,118        18,460       131,578
   Less accumulated depletion               (87,187)            -       (87,187)
                                        -------------    -----------   ---------
   Net capitalized costs                   $ 25,931       $18,460      $ 44,391
                                        -------------    -----------   ---------
                                        -------------    -----------   ---------
September 30, 1996:
   Proved oil and gas properties           $100,882       $     -      $100,882
   Unproved oil and gas properties            8,716        12,724        21,440
                                        -------------    -----------   ---------
                                            109,598        12,724       122,322
   Less accumulated depletion               (83,881)            -       (83,881)
                                        -------------    -----------   ---------
   Net capitalized costs                   $ 25,717       $12,724      $ 38,441
                                        -------------    -----------   ---------
                                        -------------    -----------   ---------
September 30, 1995:
   Proved oil and gas properties           $100,082       $     -      $100,082
   Unproved oil and gas properties            7,943         5,125        13,068
                                        -------------    -----------   ---------
                                            108,025         5,125       113,150
   Less accumulated depletion               (80,338)            -       (80,338)
                                        -------------    -----------   ---------
   Net capitalized costs                   $ 27,687       $ 5,125      $ 32,812
                                        -------------    -----------   ---------
                                        -------------    -----------   ---------

Total capitalized costs for fiscal 1996 and 1995 do not include $38,000 of costs incurred for a prospect-generating joint venture in China. These costs were written off in fiscal 1997.

COSTS INCURRED:
                                          United States     Australia       Total
                                          -------------     ---------     --------
September 30, 1997:
   Property acquisition costs:
       Proved oil and gas properties           $    -        $    -       $     -
       Unproved oil and gas properties            802         2,309         3,111
                                               -------       -------      --------
                                                  802         2,309         3,111
                                               -------       -------      --------
   Exploration costs                              849             -           849
   Development costs                            1,908         3,427         5,335
                                               -------       -------      --------
       Total costs incurred                    $3,559        $5,736       $ 9,295
                                               -------       -------      --------
                                               -------       -------      --------
September 30, 1996:
   Property acquisition costs:
       Proved oil and gas properties           $   13        $    -       $    13
       Unproved oil and gas properties            774         6,092         6,866
                                               -------       -------      --------
                                                  787         6,092         6,879
                                               -------       -------      --------
   Exploration costs                              627             -           627
   Development costs                            1,763         1,507         3,270
                                               -------       -------      --------
       Total costs incurred                    $3,177        $7,599        10,776
                                               -------       -------      --------
                                               -------       -------      --------

              TIPPERARY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

COSTS INCURRED (Continued):

                                          United States     Australia       Total
                                          -------------     ---------     --------
September 30, 1995:
   Property acquisition costs:
       Proved oil and gas properties           $  207         $    -        $  207
       Unproved oil and gas properties            992            300         1,292
                                               -------       -------      --------
                                                1,199            300         1,499
                                               -------       -------      --------
   Exploration costs                              330            133           463
   Development costs                            1,202          3,879         5,081
                                               -------       -------      --------
       Total costs incurred                    $2,731         $4,312        $7,043
                                               -------       -------      --------
                                               -------       -------      --------

Depletion rates per equivalent barrel of production for the years ended September 30, 1997, 1996 and 1995 were $4.51, $4.87 and $5.54, respectively.
Costs of $3,417,000, $2,589,000 and $1,815,000 related to domestic unproved oil and gas properties which have not yet been evaluated were excluded from depletable costs in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

RESULTS OF OPERATIONS:

The results of operations for petroleum producing activities (all of which were in the United States), excluding corporate overhead and interest costs, for each of the three years in the period ended September 30, 1997, (in thousands) are as follows:


                                               1997           1996         1995
                                             --------       --------     --------
Revenue from sale of oil and gas             $12,791        $10,965      $11,673
Production costs                              (5,499)        (5,463)      (5,726)
Depreciation, depletion and amortization
   including impairment                       (3,345)        (3,543)      (5,032)
Income tax expense                               (80)           (39)         (18)
                                             --------       --------     --------
Operating income from petroleum
   producing activities                      $ 3,867        $ 1,920      $   897
                                             --------       --------     --------
                                             --------       --------     --------

Revenues of $160,000, $171,000 and $164,000 were not included above for 1997, 1996 and 1995, respectively, which represent revenues received primarily for saltwater disposal. Production costs of $144,000 were included above for each of 1997, 1996 and 1995, which represent costs paid or payable to other affiliates in the consolidated group. Costs associated with the saltwater disposal revenue and other costs of $150,000, $228,000 and $254,000 were not included above for 1997, 1996 and 1995, respectively. Income tax expense is computed using the Company's overall effective tax rate for each respective year.

                TIPPERARY CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

ESTIMATES OF PROVED OIL AND GAS RESERVES:

The following table presents the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by the Company, and independent petroleum engineers:
Heinle & Associates, Inc.; Forrest A. Garb & Associates, Inc.; and S.A. Holditch & Associates, Inc. The volumes presented on the following pages are in thousands of barrels for oil and thousands of Mcf for gas.

                                               United States         Australia                Total
                                            ------------------    ----------------      ------------------
                                              Oil         Gas       Oil       Gas         Oil         Gas
                                              Bbls        Mcf       Bbls      Mcf         Bbls        Mcf
                                            -------     ------    ------    ------      -------     ------
September 30, 1997:
  Total proved reserves:
    Beginning of year                        4,042      13,052        -           -      4,042       13,052
    Revisions of previous estimates           (708)       (199)       -           -       (708)        (199)
    Extensions, discoveries
       and other additions                      63          36        -     116,949         63      116,985
    Purchases of reserves in place               -           -        -           -          -            -
    Sale of reserves in place                    -           -        -           -          -            -
    Production                                (481)     (1,565)       -           -       (481)      (1,565)
                                            -------    --------    -----   ---------    -------    ----------
    End of Year                              2,916      11,324        -     116,949      2,916      128,273
                                            -------    --------    -----   ---------    -------    ----------
                                            -------    --------    -----   ---------    -------    ----------
  Proved developed reserves:
    Beginning of year                        3,657      11,116        -           -      3,657       11,116
                                            -------    --------    -----   ---------    -------    ----------
                                            -------    --------    -----   ---------    -------    ----------
    End of Year                              2,631       9,473        -      48,396      2,631       57,869
                                            -------    --------    -----   ---------    -------    ----------
                                            -------    --------    -----   ---------    -------    ----------
September 30, 1996:
  Total proved reserves:
    Beginning of year                        3,419      13,061        -           -      3,419       13,061
    Revisions of previous estimates            835       1,556        -           -        835        1,556
    Extensions, discoveries
       and other additions                     288         193        -           -        288          193
    Purchases of reserves in place              12          18        -           -         12           18
    Sale of reserves in place                  (42)       (226)       -           -        (42)        (226)
    Production                                (470)     (1,550)       -           -       (470)      (1,550)
                                            -------    --------    -----   ---------    -------    ----------
    End of Year                              4,042      13,052        -           -      4,042       13,052
                                            -------    --------    -----   ---------    -------    ----------
                                            -------    --------    -----   ---------    -------    ----------
  Proved developed reserves:
    Beginning of year                        2,952      10,798        -           -      2,952       10,798
                                            -------    --------    -----   ---------    -------    ----------
                                            -------    --------    -----   ---------    -------    ----------
    End of Year                              3,657      11,116        -           -      3,657       11,116
                                            -------    --------    -----   ---------    -------    ----------
                                            -------    --------    -----   ---------    -------    ----------

                                                  F-18

                TIPPERARY CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

ESTIMATES OF PROVED OIL AND GAS RESERVES (Continued):

                                               United States         Australia                Total
                                            ------------------    ----------------      ------------------
                                              Oil         Gas       Oil       Gas         Oil         Gas
                                              Bbls        Mcf       Bbls      Mcf         Bbls        Mcf
                                            -------     ------    ------    ------      -------     ------
September 30, 1995:
  Total proved reserves:
    Beginning of year                        3,685      15,645        -         -        3,685      15,645
    Revisions of previous estimates            (31)      1,361        -         -          (31)      1,361
    Extensions, discoveries
       and other additions                     343         723        -         -          343         723
    Purchases of reserves in place              24          15        -         -           24          15
    Sale of reserves in place                  (37)     (2,622)       -         -          (37)     (2,622)
    Production                                (565)     (2,061)       -         -         (565)     (2,061)
                                            -------    --------    -----   ---------    -------    --------
    End of Year                              3,419      13,061        -         -        3,419      13,061
                                            -------    --------    -----   ---------    -------    --------
                                            -------    --------    -----   ---------    -------    --------
  Proved developed reserves:
    Beginning of year                        3,423      13,839        -         -        3,423      13,839
                                            -------    --------    -----   ---------    -------    --------
                                            -------    --------    -----   ---------    -------    --------
    End of Year                              2,952      10,798        -         -        2,952      10,798
                                            -------    --------    -----   ---------    -------    --------
                                            -------    --------    -----   ---------    -------    --------


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Information with respect to the Company's estimated discounted future net cash flows from its oil and gas properties for fiscal 1997, 1996 and 1995 (in thousands) follows:

                                      United States    Australia         Total
                                     --------------   ----------       --------
September 30, 1997:
   Future revenues                       $ 92,359      $159,953        $252,312
   Future production costs                (37,309)      (47,670)        (84,979)
   Future development costs                (1,460)       (8,463)         (9,923)
   Future income tax expense               (2,739)      (33,067)        (35,806)
                                        ----------     ---------       ---------
   Future net cash flow                    50,851        70,753         121,604
   10% annual discount                    (20,600)      (46,377)        (66,977)
                                        ----------     ---------       ---------
   Discounted future net cash flows      $ 30,251      $ 24,376        $ 54,627
                                        ----------     ---------       ---------
                                        ----------     ---------       ---------
September 30, 1996:
   Future revenues                       $115,708            -         $115,708
   Future production costs                (48,297)           -          (48,297)
   Future development costs                (2,215)           -           (2,215)
   Future income tax expense               (2,607)           -           (2,607)
                                        ----------     ---------       ---------
   Future net cash flow                    62,589            -           62,589
   10% annual discount                    (24,652)           -          (24,652)
                                        ----------     ---------       ---------
   Discounted future net cash flows      $ 37,937      $     -         $ 37,937
                                        ----------     ---------       ---------
                                        ----------     ---------       ---------
September 30, 1995:
   Future revenues                       $ 74,482      $     -         $ 74,482
   Future production costs                (33,026)           -          (33,026)
   Future development costs                (2,840)           -           (2,840)
   Future income tax expense                 (431)           -             (431)
                                        ----------     ---------       ---------
   Future net cash flow                    38,185            -           38,185
   10% annual discount                    (13,985)           -          (13,985)
                                        ----------     ---------       ---------
   Discounted future net cash flows      $ 24,200      $     -         $ 24,200
                                        ----------     ---------       ---------
                                        ----------     ---------       ---------

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Principal changes in the Company's estimated discounted future net cash flows for each of the three years in the period ended September 30, 1997 (in thousands) are as follows:


                                                 United States   Australia        Total
                                                 -------------   ---------    -----------
September 30, 1997:
Beginning of year                                $   37,937     $        -    $    37,937
   Oil and gas sales, net of production costs        (7,436)             -         (7,436)
   Net change in prices and production costs          1,554              -          1,554
   Extensions and discoveries, less related costs       441         24,376         24,817
   Change in estimated development costs                720              -            720
   Revision of previous quantity estimates           (4,523)             -         (4,523)
   Accretion of discount                              3,794              -          3,794
   Net change in income taxes                          (276)             -           (276)
   Changes in production rates and other             (1,960)             -         (1,960)
                                                 ----------     ----------    -----------
End of year                                      $   30,251     $   24,376    $    54,627
                                                 ----------     ----------    -----------
                                                 ----------     ----------    -----------


At September 30, 1997, average oil and gas prices used in the determination of future cash flows for domestic reserves were $19.01 per barrel and $3.26 per Mcf, respectively. The average gas price used in the determination of future cash flows for foreign reserves was $1.37 per Mcf; the Company has not entered into a gas contract, but believes this price is representative of general market conditions as of September 30, 1997.


September 30, 1996:
Beginning of year                                $   24,200     $        -    $    24,200
   Oil and gas sales, net of production costs        (5,646)             -         (5,646)
   Net change in prices and production costs         10,185              -         10,185
   Extensions and discoveries, less related costs     2,006              -          2,006
   Purchases of reserves in place, net                   89              -             89
   Sales of reserves in place, net                     (247)             -           (247)
   Change in estimated development costs                596              -            596
   Revision of previous quantity estimates            4,735              -          4,735
   Accretion of discount                              2,420              -          2,420
   Net change in income taxes                        (1,114)             -         (1,114)
   Changes in production rates and other                713              -            713
                                                 ----------     ----------    -----------
End of year                                      $   37,937     $        -    $    37,937
                                                 ----------     ----------    -----------
                                                 ----------     ----------    -----------


At September 30, 1996 average oil and gas prices used in the determination of future cash flows were $22.48 per barrel and $1.90 per Mcf, respectively.


September 30, 1995:
Beginning of year                                $   29,021     $        -    $    29,021
   Oil and gas sales, net of production costs        (6,091)             -         (6,091)
   Net change in prices and production costs           (440)             -           (440)
   Extensions and discoveries, less related costs     1,274              -          1,274
   Purchases of reserves in place, net                   99              -             99
   Sales of reserves in place, net                   (1,581)             -         (1,581)
   Change in estimated development costs             (1,117)             -         (1,117)
   Revision of previous quantity estimates              906              -            906
   Accretion of discount                              2,902              -          2,902
   Net change in income taxes                            56              -             56
   Changes in production rates and other               (829)             -           (829)
                                                 ----------     ----------    -----------
End of year                                      $   24,200     $        -    $    24,200
                                                 ----------     ----------    -----------
                                                 ----------     ----------    -----------


At September 30, 1995 average oil and gas prices used in the determination of future cash flows were $15.45 per barrel and $1.64 per Mcf, respectively.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 10 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 1997 and 1996 (in thousands, except per share data):


                                                                              QUARTER ENDED
                                                 --------------------------------------------------------------
                                                 December 31,    March 31,    June 30,     September 30,
                                                    1996           1997        1997          1997                 Total
                                                 ------------   -----------   ----------   -------------      -------------

Fiscal 1997
-----------

Revenues                                         $    4,112     $    3,064    $     3,020     $    2,755        $     12,951
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------
Gross profit                                     $    2,642     $    1,618    $     1,742     $    1,444        $      7,446
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------
Net income (loss)                                $      978     $      185    $      (587)(1) $     (104)       $        472
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------
Net income (loss) per common
   share                                         $      .07     $      .01    $      (.04)    $      .00        $        .04
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------


                                                                              Quarter Ended
                                                  -------------------------------------------------------
                                                  December 31,   March 31,     June 30,    September 30,
                                                       1995        1996          1996         1996                Total
                                                 ------------   -----------   ----------   -------------      -------------
Fiscal 1996
-----------

Revenues                                         $    2,631     $    2,686    $     3,084     $    2,735        $     11,136
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------
Gross profit                                     $    1,333     $    1,286    $     1,680     $    1,290        $      5,589
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------
Net income (loss)                                $     (241)    $     (171)   $       145     $     (523)       $       (790)
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------
Net income (loss) per common
   share                                         $     (.02)    $     (.02)   $       .01     $     (.04)       $       (.07)
                                                 ----------     ----------    -----------     ----------        ------------
                                                 ----------     ----------    -----------     ----------        ------------

(1) Includes $467 writedown of investment in NGL fractionator and $258 loss on disposition of UXP common stock.