Form 10-Q
period 1997-12-31
TIPPERARY CORP
filed 1998-02-17
CIK 98410

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997
                               -------------------------

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)



          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado                             80202
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
Yes   X        No
    -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding February 16, 1998
----------------------------                 -----------------------------
Common Stock, $.02 par value                 13,119,605 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                       Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

               Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         December 31, 1997 and September 30, 1997            1

                         Consolidated Statement of Operations
                         Three months ended December 31, 1997 and 1996       2

                         Consolidated Statement of Cash Flows
                         Three months ended December 31, 1997 and 1996       3

                         Notes to Consolidated Financial Statements          4

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       5


PART II.  OTHER INFORMATION

               Item 1.   Legal Proceedings                                   9

               Item 2.   Changes in Securities                               9

               Item 3.   Defaults Upon Senior Securities                     9

               Item 4.   Submission of Matters to a Vote of Security
                         Holders                                             9

               Item 5.   Other Information                                   9

               Item 6.   Exhibits and Reports on Form 8-K                    9

SIGNATURES                                                                  10

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                    (unaudited)


                                                  December 31,   September 30,
                                                      1997           1997
                                                  ------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                    $      1,141   $       3,529
     Receivables                                         1,901           1,966
     Inventory                                             227             197
     Current portion of deferred income taxes,
       net                                                   9             229
     Other current assets                                  122             123
                                                  ------------   -------------
          Total current assets                           3,400           6,044
                                                  ------------   -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method          134,926         131,578
     Other property and equipment                        2,531           2,476
                                                  ------------   -------------
                                                       137,457         134,054

Less accumulated depreciation, depletion and
  amortization                                         (89,659)        (88,708)
                                                  ------------   -------------
     Property, plant and equipment, net                 47,798          45,346
                                                  ------------   -------------

Noncurrent portion of deferred income taxes, net         3,182           2,962
Other noncurrent assets                                    638             643
                                                  ------------   -------------
                                                  $     55,018   $      54,995
                                                  ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt            $          -   $           -
     Note payable - related party                        2,300           2,300
     Note payable                                          885               -
     Accounts payable                                    1,068           1,275
     Advances from joint owners                              -             468
     Accrued liabilities                                   239             288
     Production taxes payable                              155             159
     Royalties payable                                     181             173
                                                  ------------   -------------
          Total current liabilities                      4,828           4,663
                                                  ------------   -------------

Long-term debt                                          13,844          13,844
Commitments and contingencies (Note 2)

Stockholders' equity
     Common stock; par value $.02; 20,000,000
       shares authorized; 13,147,405 issued
       and 13,119,605 outstanding in December;
       13,078,071 issued and 13,050,271
       outstanding in September                            263             262
     Capital in excess of par value                    105,526         105,375
     Accumulated deficit                               (69,372)        (69,078)
     Treasury stock, at cost; 27,800 shares                (71)            (71)
                                                  ------------   -------------
          Total stockholders' equity                    36,346          36,488
                                                  ------------   -------------
                                                  $     55,018   $      54,995
                                                  ============   =============


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)



                                                       Three months ended
                                                          December 31,
                                                     1997           1996
                                                  ----------     ----------

Revenues                                          $    2,564     $    4,112

Costs and expenses:
     Operating                                         1,263          1,470
     General and administrative                          429            437
     Depreciation, depletion and amortization            961            935
                                                  ----------     ----------

          Total costs and expenses                     2,653          2,842
                                                  ----------     ----------

          Operating income (loss)                        (89)         1,270

Other income (expense):
     Interest income                                      16             29
     Interest expense                                   (221)          (245)
                                                  ----------     ----------

          Total other expense                           (205)          (216)
                                                  ----------     ----------

          Income (loss) before income tax               (294)         1,054

Current income tax expense                                 -            (23)
                                                  ----------     ----------

Income (loss) before equity in loss of NGL
  fractionating plant                                   (294)         1,031

Equity in loss of NGL fractionating plant                  -            (53)
                                                  ----------     ----------

Net income (loss)                                 $     (294)    $      978
                                                  ==========     ==========



Earnings per common share
     Basic and diluted(1)                         $     (.02)    $      .07
                                                  ----------     ----------

Weighted average shares outstanding
     Basic                                            13,086         13,050
                                                  ==========     ==========
     Diluted                                          13,390         13,266
                                                  ==========     ==========





(1) Potential common shares from the assumed exercise of options and warrants were antidilutive for the quarter ended December 31, 1997.


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)



                                                       Three months ended
                                                          December 31,
                                                     1997           1996
                                                  ----------     ----------

Cash flows from operating activities:
     Net income (loss)                            $     (294)    $      978
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
          Depreciation, depletion and
            amortization                                 961            935
          Equity in loss of NGL fractionating
            plant                                          -             53
          Tax effect of stock option exercise              -             12
          Change in assets and liabilities:
               (Increase) decrease in receivables         65           (339)
               Increase in inventory                     (30)             -
               (Increase) decrease in other
                 current assets                            1            (39)
               Decrease in accounts payable,
                 accrued liabilities, and
                 production and income taxes
                  payable                               (260)          (848)
               Decrease in advances from joint
                 owners                                 (468)             -
               Increase (decrease) in royalties
                 payable                                   8             (9)
               Other                                      (5)            (1)
                                                  ----------     ----------
          Net cash provided by (used in)
            operating activities                         (22)           742
                                                  ----------     ----------

Cash flows from investing activities:
     Proceeds from asset sales                         1,456             12
     Investment in NGL fractionating plant                 -            (10)
     Capital expenditures                             (3,974)        (1,252)
                                                  ----------     ----------
          Net cash used in investing activities       (2,518)        (1,250)
                                                  ----------     ----------

Cash flows from financing activities:
     Proceeds from issuance of stock                     152              -
                                                  ----------     ----------
          Net cash provided by financing
            activities                                   152              -
                                                  ----------     ----------

Net decrease in cash and cash equivalents             (2,388)          (508)

Cash and cash equivalents at beginning of period       3,529          3,575
                                                  ----------     ----------

Cash and cash equivalents at end of period        $    1,141     $    3,067
                                                  ==========     ==========


Supplemental disclosure of cash flow information:
          Cash paid during the period for:
          Interest                                $      302     $      182
          Income taxes                            $        -     $        -

Supplemental disclosure of non-cash investing
     and financing activities:
          Capital expenditures financed by
            notes payable                         $      885     $        -


            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at December 31, 1997, and the results of its operations for the three-month periods ended December 31, 1997 and 1996. The consolidated financial statements include the accounts of Tipperary Corporation and its subsidiaries, all wholly-owned, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1997. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
---------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), effective October 1, 1997. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with new "basic" and "diluted" disclosures. SFAS 129 requires entities that issue securities other than ordinary common stock to make specified disclosures. The adoption of these accounting standards had no impact on the Company's financial statements.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective October 1, 1997. SFAS 131 establishes standards for disclosures regarding operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. This statement need not be applied to interim financial statements in the initial year of its application. The Company does not believe the adoption of SFAS 131 will result in any significant disclosures in its financial statements for the year ending September 30, 1998.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company's major areas of operations are in the Permian Basin, the Rocky Mountain and Mid-Continent areas of the United States, and in Queensland, Australia, where it is involved in the development of a coalbed methane project. The Company seeks to increase its oil and gas reserves through exploration, exploitation and development projects and occasionally through the purchase of producing properties.

FINANCIAL CONDITION

The Company had cash and temporary investments of $1,141,000 as of December 31, 1997, versus $3,529,000 as of September 30, 1997. At December 31, 1997, the Company had a working capital deficit of $1,418,000. Excluding a $2,300,000 related party note due in October 1998, working capital was a positive $882,000. Management has recently increased the Company's liquidity through an increased borrowing base with its bank, discussed below. The Company has historically funded its exploration, exploitation and development drilling activities with cash flows from operations, borrowings, property sales, sales of common stock and sales of partial interests in exploration projects to industry partners. During the three months ended December 31, 1997, cash flows were provided by the Company's oil and gas sales and the sale of producing oil and gas properties.

Net cash used by operating activities was $22,000 during the fiscal 1998 quarter and net cash provided by operating activities was $742,000 for the fiscal 1997 quarter. The decrease in net cash provided by operating activities was attributable to lower production volumes, lower oil and gas prices and to the repayment of an advance from joint owners. Management expects operations to generate positive cash flows for the remainder of fiscal 1998.

During the three months ended December 31, 1997, the Company incurred capital expenditures of $3,974,000 and received proceeds of $1,456,000 from a sale of producing properties, resulting in net cash used in investing activities of $2,518,000. The capital expenditures included an investment of $3,195,000 in the Comet Ridge coalbed methane project in Queensland, Australia and $779,000 in domestic exploration and other costs.

The Comet Ridge project expenditures of $3,195,000 included approximately $2,300,000 toward the purchase of an additional 5% interest in the project and $895,000 in gas gathering and compression, drilling and equipment costs and other capital items. The Company's interest in the project is now 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest is 46.22% prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99%. The additional interest was acquired using cash on hand of approximately $2,000,000 and a note payable of $885,000, including principal and interest, due January 31, 1998. The acquisition agreement also provided for an increase in the purchase price based upon certain costs incurred prior to closing. The total purchase price was approximately $3,200,000. Subsequent to December 31, 1997, the terms of the agreement were amended to provide for payment of the remaining balance of $1,200,000 in two equal installments. The first installment was paid on January 30, 1998, and the second installment is due March 31, 1998.

During the first quarter of fiscal 1998, the Company and its co-venturers completed construction of a gas gathering system and compressor station site. This gathering system currently connects nine wells to the PG&E Queensland Gas Pipeline. The Company recently entered into a contract for the sale of gas from the Comet Ridge project and anticipates its share of initial volumes to be in the range of 800 to 1,500 thousand cubic feet ("Mcf") per day at an estimated average net-back price in U.S. dollars of $1.25 to $1.50 per Mcf.

Costs incurred for domestic exploration and other capital items during the first quarter of fiscal 1998 totaled $779,000. Included in this amount are drilling costs of approximately $618,000 and $161,000 in other capital expenditures. Of the $161,000 in other capital expenditures, $149,000 was expended for non-producing leasehold acquisitions. The Company's domestic exploration activities have been focused in the Williston Basin of Montana and North Dakota. During the current year quarter, the Company successfully recompleted a well in Sheridan County, Montana and, together with industry partners, drilled a well in Divide County, North Dakota, which is currently undergoing completion procedures. The Company continued evaluating a well drilled in the Divide Project during fiscal 1997, and has elected not to participate in further recompletion activities. Subject to the availability of sufficient capital, the Company expects to continue drilling activities in the Williston Basin in the third quarter of fiscal 1998.

During the quarter ended December 31, 1996, the Company incurred capital expenditures of $1,252,000, received proceeds of $12,000 from miscellaneous oil and gas property sales and funded an additional $10,000 in an Alabama natural gas liquids ("NGL") fractionating plant, resulting in net cash used in investing activities of $1,250,000. The capital expenditures included an investment of $527,000 for the Company's share of cash advances for initial costs to drill three wells in the Comet Ridge project, approximately $521,000 in domestic development drilling costs, and $204,000 in other capital expenditures, of which $70,000 was for non-producing leasehold acquisitions.

During the three months ended December 31, 1997, net cash provided by financing activities was $152,000. These proceeds were received in connection with the issuance of 50,000 shares of the Company's common stock to a former director pursuant to the exercise of warrants and 19,334 common shares to an employee pursuant to the 1987 Employee Stock Option Plan. There was no cash provided by financing activities during the fiscal 1998 quarter; however, a note payable of $885,000 was used to finance capital expenditures. The Company made no principal payments in either period on its bank debt.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing crude oil hedge positions partially mitigate the effects of lower prices. The Company currently is a party to outstanding swap agreements and put options which in combination provide a hedge on approximately 52% of its projected oil production from January through June 1998. Swap agreements covering 15,000 barrels of oil per month from January through March provide for the Company to receive an average NYMEX price of $20.24 per barrel plus 50% of price increases above $20.24. Swap agreements covering 5,000 barrels of oil per month from April through June provide for the Company to receive an average NYMEX price of $18.00 per barrel. The Company also has put options covering 15,000 barrels of oil per month from April through June at a NYMEX option strike price of $18.00 per barrel. The premium was partially financed with $54,000 from the sale of previously acquired put options covering 5,000 barrels of oil per month from January through April at a NYMEX option strike price of $20.00 per barrel. The difference between the Company's net price received at the wellhead and the NYMEX price varies based on location and quality of oil sold.

The Company received net payments of $22,000 during the quarter related to its hedging activities. Notwithstanding the Company's hedge positions, decreases in oil and gas prices subsequent to December 31, 1997, could cause a significant reduction in cash flows and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver, which is the variable rate portion, has been payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5%, or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding loan balance at December 31, 1997, and September 30, 1997, was $13,844,000 under LIBOR/Base Rate loans. The weighted average interest rate was 7.59% as of December 31, 1997, and 7.19% as of September 30, 1997. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. During the first quarter of fiscal 1998, the Conversion Date was extended by the bank from October 5, 1998, to October 5, 1999. It may be extended again, although the Company has no such assurance from the bank.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At December 31, 1997, the borrowing base was $14,500,000. In February 1998, the bank increased the borrowing base by $2,000,000, to $16,500,000. The Company agreed to a two-tranche revolver with interest of LIBOR plus 2.5% or the bank's Base Rate on the first $12,000,000 and LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The borrowing base is subject to redetermination semi-annually, with the next redetermination on August 31, 1998. The Company is obligated to pay a commitment fee of 3/8% per annum on any excess of the borrowing base over the average outstanding loan balance.

The Company intends to use its existing $2,656,000 in additional borrowing capacity to pay the remaining $600,000 due March 31, 1998, related to the acquisition of the additional 5% interest in the Comet Ridge project, fund continued development of the project and, to a lesser extent, to fund domestic exploration projects. Internal cash flow and the additional bank borrowing will have to be supplemented with project financing, sales of existing assets, and/or additional corporate debt or equity offerings in order for the Company to execute its foreign and domestic exploration and development plans. The Company is actively pursuing additional capital to repay the related party note payable of $2,300,000 and fund both domestic exploration activities and further development of the Comet Ridge project.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997, AND 1996

The Company reported a net loss of $294,000 for the three months ended December 31, 1997, versus net income of $978,000 for the three months ended December 31, 1996. The gross profit from oil and gas sales decreased $1,341,000, or 51%, to $1,301,000 in the first quarter of fiscal 1998 from $2,642,000 in the prior year quarter due to a decrease in volumes produced and sold and to lower oil and gas prices. The Company reported an operating loss of $89,000 in the fiscal 1998 period versus operating income of $1,270,000 in the corresponding period of fiscal 1997. Following are detailed comparisons of the components of net income for the respective periods:

Operating revenues for the three months ended December 31, 1997, decreased $1,548,000, or 38%, to $2,564,000 from $4,112,000 reported for the corresponding fiscal 1997 period. Oil volumes produced during the fiscal 1998 quarter decreased 28% to 105,000 barrels from 146,000 barrels in the prior year's quarter, decreasing revenue by $886,000. Gas volumes produced decreased 23% to 336,000 Mcf in the current quarter compared to 437,000 Mcf in the quarter ended December 31, 1996, resulting in a $207,000 decrease in revenues. These volume decreases are attributable to sales of producing properties and to natural production declines. Average oil prices decreased 18% to $17.70 for the three months ended December 31, 1997, from $21.60 for the corresponding prior year's quarter, resulting in a $410,000 decrease in revenue. Gas prices decreased 7% to $1.91 in the current quarter versus $2.05 in the prior year's quarter, resulting in a $47,000 revenue decrease. Saltwater disposal and other revenues increased $2,000 from the corresponding fiscal 1997 period.

Operating expenses decreased $207,000, or 14%, to $1,263,000 in the quarter ended December 31, 1997, from $1,470,000 reported in the corresponding quarter in fiscal 1997. The decrease was primarily attributable to the disposition of producing properties. The Company's average lifting cost per equivalent barrel produced increased to $7.55 in the three months ended December 31, 1997, from $6.66 in the prior year's three-month period. This increase was attributable primarily to declining production rates.

General and administrative expenses remained relatively flat, decreasing
$8,000, or 2%, to $429,000 in the quarter ended December 31, 1997, from $437,000 in the quarter ended December 31, 1996.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended December 31, 1997, increased by $26,000, or 3%, to $961,000 from $935,000 in the prior year quarter.

Interest income decreased $13,000, or 45%, to $16,000 in the quarter ended December 31, 1997, from $29,000 in the corresponding prior year quarter. This decrease is due to a decrease in cash and cash equivalents.

Interest expense decreased $24,000, or 10%, to $221,000 in the first quarter of fiscal 1998 from $245,000 in the first quarter of fiscal 1997. When capitalized interest is included, interest expense increased by $55,000. The increase is attributable to an increase in outstanding debt and to an increase in interest rates.

Income tax expense decreased $23,000 to $-0- in the first quarter of fiscal 1998 from $23,000 in the prior year quarter. The expense in the prior year quarter reflects an effective rate of 2%, rather than 35%, because the Company has a net operating loss carryover, but must pay federal alternative minimum tax at an effective rate of 2%.

The Company reported equity in the loss of an NGL fractionating plant of $53,000 in the three months ended December 31, 1996, which was a result of start-up operations. The Company sold its investment in the plant on September 30, 1997.

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-K for the fiscal year ended September 30, 1997, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

                             PART II - OTHER INFORMATION
                            ---------------------------


Item 1.   Legal Proceedings
------

          See Note 2 to the consolidated financial statements under Part I -
          Item 1.

Item 2.   Changes in Securities
------

          None

Item 3.   Defaults Upon Senior Securities
------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
------

          None

Item 5.   Other Information
------

          None

Item 6.   Exhibits and Reports on Form 8-K
------

          (a)  Exhibits:
               --------

               Filed in Part I

                    11.  Computation of per share earnings

               Filed in Part II

                   4.52 Amendment to Promissory Note, dated December 15, 1997, between Registrant and Slough Parks Incorporated, filed herewith.

                   4.53 Promissory Note dated October 31, 1997, in the amount of $885,000 between Registrant and Amerind Oil Company, Ltd., filed herewith.

          (b)  Reports on Form 8-K:
               -------------------

               None

                                      SIGNATURES
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tipperary Corporation
                                   --------------------------------------------
                                   Registrant



Date:     February 16, 1998        By:  /s/ David L. Bradshaw
                                        ---------------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive Officer and Chairman of the
                                        Board of Directors




Date:     February 16, 1998        By:  /s/ Paul C. Slevin
                                        ---------------------------------------
                                        Paul C. Slevin, Chief Financial Officer




Date:     February 16, 1998        By:  /s/ Wayne W. Kahmeyer
                                        ---------------------------------------
                                        Wayne W. Kahmeyer, Controller and
                                        Principal Accounting Officer