Form 10-Q
period 1998-03-31
TIPPERARY CORP
filed 1998-05-15
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ----------------------

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
                (Exact name of registrant as specified in its charter)


          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado                             80202
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
Yes    X       No
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding May 14, 1998
----------------------------                 ------------------------
Common Stock, $.02 par value                 13,130,855 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         March 31, 1998 and September 30, 1997               1

                         Consolidated Statement of Operations
                         Three months and six months ended
                         March 31, 1998 and 1997                             2

                         Consolidated Statement of Cash Flows
                         Six months ended March 31, 1998 and 1997            3

                         Notes to Consolidated Financial Statements          4

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        5-8


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        9

          Item 2.   Changes in Securities                                    9

          Item 3.   Defaults Upon Senior Securities                          9

          Item 4.   Submission of Matters to a Vote of Security Holders      9

          Item 5.   Other Information                                        9

          Item 6.   Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                                  10

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)

                                                     March 31,   September 30,
                                                       1998           1997
                                                  -------------  -------------

ASSETS
Current assets:
     Cash and cash equivalents                       $      964     $    3,529
     Receivables                                          1,425          1,966
     Inventory                                              218            197
     Current portion of deferred income taxes, net           18            229
     Other current assets                                   229            123
                                                  -------------  -------------
          Total current assets                            2,854          6,044
                                                  -------------  -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method           136,071        131,578
     Other property and equipment                         2,548          2,476
                                                  -------------  -------------
                                                        138,619        134,054
Less accumulated depreciation, depletion and
  amortization                                          (90,618)       (88,708)
                                                  -------------  -------------
     Property, plant and equipment, net                  48,001         45,346
                                                  -------------  -------------

Noncurrent portion of deferred income taxes, net          3,173          2,962
Other noncurrent assets                                     627            643
                                                  -------------  -------------
                                                  $      54,655  $      54,995
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt            $           -  $           -
     Note payable - related party                         2,300          2,300
     Accounts payable                                       625          1,275
     Accrued liabilities                                    307            288
     Advances from joint owners                             303            468
     Production taxes payable                               135            159
     Royalties payable                                      169            173
                                                  -------------  -------------
          Total current liabilities                       3,839          4,663
                                                  -------------  -------------

Long-term debt                                           15,144         13,844
Commitments and contingencies (Note 2)

Stockholders' equity
     Common stock; par value $.02; 20,000,000
       shares authorized; 13,158,655 issued and
       13,130,855 outstanding                               263            262
     Capital in excess of par value                     105,558        105,375
     Accumulated deficit                                (70,078)       (69,078)
     Treasury stock, at cost; 27,800 shares                 (71)           (71)
                                                  -------------  -------------
          Total stockholders' equity                     35,672         36,488
                                                  -------------  -------------
                                                  $      54,655  $      54,995
                                                  =============  =============



            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                   Three months ended       Six months ended
                                        March 31,               March 31,

                                   -------------------    -------------------
                                     1998       1997          1998      1997
                                     ----       ----          ----      ----

Revenues                           $  2,244   $  3,064    $  4,808   $  7,176

Costs and expenses:
     Operating                        1,188      1,446       2,451      2,916
     General and administrative         453        382         882        819
     Depreciation, depletion and
       amortization                     984        749       1,945      1,684
                                   --------   --------    --------   --------

          Total costs and expenses    2,625      2,577       5,278      5,419
                                   --------   --------    --------   --------

          Operating income (loss)      (381)       487        (470)     1,757

Other income (expense):
     Interest income                      6         30          22         59
     Interest expense                  (330)      (210)       (551)      (455)
                                   --------   --------    --------   --------
          Total other expense          (324)      (180)       (529)      (396)
                                   --------   --------    --------   --------

          Income (loss) before
            income taxes               (705)       307        (999)     1,361

Income tax benefit (expense)              -         18           -         (5)
                                   --------   --------    --------   --------

Income (loss) before equity in
  loss of NGL fractionating plant      (705)       325        (999)     1,356

Equity in loss of NGL
  fractionating plant                     -       (140)          -       (193)
                                   --------   --------    --------   --------

Net income (loss)                  $   (705)  $    185    $   (999)  $  1,163
                                   ========   ========    ========   ========

Earnings (loss) per common share
     Basic and diluted(1)          $   (.05)  $    .01    $   (.08)  $    .09
                                   ========   ========    ========   ========

Weighted average shares outstanding
     Basic                           13,122     13,050      13,103     13,050
                                   ========   ========    ========   ========
     Diluted                         13,290     13,288      13,344     13,270
                                   ========   ========    ========   ========




(1) Potential common shares from the assumed exercise of options and warrants were antidilutive for the three and six months ended March 31, 1998.



            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)


                                                       Six months ended
                                                          March 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------

Cash flows from operating activities:
Net income (loss)                                 $     (999)    $    1,163
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation, depletion and amortization          1,945          1,684
     Equity in loss of NGL fractionating plant             -            193
     Change in assets and liabilities:
          Decrease in receivables                        541             83
          Increase in inventory                          (21)            (6)
          Increase in other current assets              (106)           (49)
          Decrease in accounts payable, accrued
            liabilities and production taxes
            payable                                     (655)          (499)
          Decrease in advances from joint owners        (165)             -
          Decrease in royalties payable                   (4)            (3)
          Other                                           (4)            (1)
                                                  ----------     ----------
Net cash provided by operating activities                532          2,565
                                                  ----------     ----------

Cash flows from investing activities:
  Proceeds from asset sales                            1,456             29
  Investment in NGL fractionating plant                    -            (21)
  Capital expenditures                                (6,037)        (5,545)
                                                  ----------     ----------
Net cash used in investing activities                 (4,581)        (5,537)
                                                  ----------     ----------

Cash flows from financing activities:
  Proceeds from borrowing                              1,300          2,300
  Principal repayments                                     -           (150)
  Proceeds from issuance of stock                        184              -
                                                  ----------     ----------
Net cash from financing activities                     1,484          2,150
                                                  ----------     ----------

Net decrease in cash and cash equivalents             (2,565)          (822)

Cash and cash equivalents at beginning of period       3,529          3,575
                                                  ----------     ----------

Cash and cash equivalents at end of period        $      964     $    2,753
                                                  ==========     ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                        $      632     $      449
  Income taxes                                    $        -     $        1



            See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its wholly-owned subsidiaries (the "Company") at March 31, 1998, and the results of its operations for the three-month and six-month periods ended March 31, 1998, and 1997. The consolidated financial statements include the accounts of the Company and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1997. These financial statements should be read in conjunction with the Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company's major areas of operations are in the Permian Basin, the Rocky Mountain and Mid-Continent areas of the United States, and in Queensland, Australia, where it is involved in the development and production of a coalbed methane project. The Company seeks to increase its oil and gas reserves through exploration, exploitation and development projects and occasionally through the purchase of producing properties.

FINANCIAL CONDITION

The Company had cash and temporary investments of $964,000 as of March 31, 1998, versus $3,529,000 as of September 30, 1997. At March 31, 1998, the Company had a working capital deficit of $985,000. Excluding a $2,300,000 related party note due in October 1998, working capital was a positive $1,315,000. The Company has recently increased its short-term liquidity through an increased borrowing base with its bank, discussed below. The Company has historically funded its exploration, exploitation and development drilling activities with cash flows from operations, borrowings, property sales, sales of common stock and sales of partial interests in exploration projects to industry partners. During the six months ended March 31, 1998, cash flows were provided by the Company's oil and gas operations, the sale of producing oil and gas properties and proceeds from bank borrowing.

Net cash provided by operating activities was $532,000 during the fiscal 1998 period, compared to $2,565,000 for the fiscal 1997 period. The decrease in net cash provided by operating activities was primarily attributable to lower production volumes and lower oil and gas prices.

During the six months ended March 31, 1998, the Company incurred capital expenditures of $6,037,000 and received proceeds of $1,456,000 from a sale of producing properties, resulting in net cash used in investing activities of $4,581,000. The capital expenditures included an investment of $4,493,000 in the Comet Ridge coalbed methane project in Queensland, Australia and $1,544,000 in domestic exploration and other costs.

The Comet Ridge project expenditures of $4,493,000 included approximately $3,200,000 toward the purchase of an additional 5% interest in the project and $1,293,000 in gas gathering and compression costs and other capital items. The Company's interest in the project is now 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest is 46.22% prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99%.

During the first quarter of fiscal 1998, the Company and its co-venturers in the Comet Ridge project completed construction of a gas gathering system and compressor station site, which currently connects nine wells to the PG&E Queensland Gas Pipeline. During the quarter ended March 31, 1998, the Company entered into a contract for the sale of gas and sold approximately 1,000 thousand cubic feet ("Mcf") per day beginning in early February. The Company recently entered into an agreement under the contract which will increase gas sales to approximately 1,750 Mcf per day net to the Company's interest.

Domestic capital expenditures of $1,544,000 included exploration costs of approximately $987,000 and non-producing leasehold acquisition costs of approximately $331,000. The Company's domestic exploration activities have been focused in the Williston Basin of Montana and North Dakota. During the second half of fiscal 1997 and the first half of fiscal 1998, the Company has participated in five successfully completed wells out of six attempts in Montana and North Dakota. These wells were all exploratory wells based upon three-dimensional ("3-D") seismic data. Subject to the availability of sufficient capital, the Company expects to continue drilling activities in the Williston Basin in the third and fourth quarters of fiscal 1998. The Company recently announced that it entered into an agreement with an industry partner under which the Company will transfer 50% of its interest in approximately 31,000 net leasehold acres in its Missouri River project area in Montana in exchange for certain technically defined prospects and proprietary seismic data. The Company and the industry partner then plan to jointly conduct 3-D seismic surveys over the areas of interest.

During the six months ended March 31, 1997, the Company's efforts were focused on the production and development of the Comet Ridge project and its domestic exploration projects in Montana and North Dakota. The Company was also involved in development drilling on its existing properties. During this period, net cash used in investing activities of $5,537,000 included capital expenditures of $5,545,000, proceeds of $29,000 from miscellaneous oil and gas property sales and another investment of $21,000. The capital expenditures included an investment of $4,042,000 in the Comet Ridge project, $997,000 in domestic development drilling costs and $506,000 in other capital expenditures, of which $300,000 was for domestic leasehold acquisitions. The investment in the Comet Ridge project included approximately $2,300,000 for the purchase price of an additional 5% interest in the project. The balance of $1,742,000 was expended primarily for the Company's share of costs to drill and complete three wells, for continued de-watering of the Fairview area wells and, to a lesser extent, to advance funds for the purchase of gas gathering and compression equipment.

During the six months ended March 31, 1998, net cash provided by financing activities of $1,484,000 included additional bank borrowings of $1,300,000 and proceeds received in connection with the issuance of 50,000 shares of the Company's common stock to a former director pursuant to the exercise of warrants and 30,584 common shares to employees pursuant to the 1987 Employee Stock Option Plan. During the six months ended March 31, 1997, the Company received a loan of $2,300,000 from its largest shareholder. These proceeds were used to acquire an additional 5% interest in the Comet Ridge project.

While the Company's cash flows are directly affected by oil and gas prices, the Company's existing crude oil hedge positions partially mitigate the effects of short-term price decreases. The Company currently is a party to outstanding swap agreements and put options which in combination provide a hedge on approximately 50% of its projected oil production from April through September 1998. Two swap agreements, each covering 5,000 barrels of oil per month from April through June, provide for the Company to receive a NYMEX price of $18.00 and $15.00 per barrel, respectively. The Company also has put options covering 15,000 barrels of oil per month from April through June at a NYMEX option strike price of $18.00 per barrel. The premium was partially financed with $54,000 from the sale of previously acquired put options covering 5,000 barrels of oil per month from January through April at a NYMEX option strike price of $20.00 per barrel. The Company has also entered into swap agreements covering 10,000 barrels of oil per month for July through September at a floor of $16.40 plus 50% of price increases above the floor. The Company's actual price received for oil at the wellhead during the first half of fiscal 1998 averaged $2.58 per barrel below the average NYMEX oil price. This difference varies based on location and quality of oil sold.

During the three months and six months ended March 31, 1998, the Company received net payments of $231,000 and $253,000, respectively, related to its hedging activities. Notwithstanding the Company's hedge positions, decreases in oil and gas prices subsequent to March 31, 1998, could cause a significant reduction in cash flows and could negatively impact the Company's efforts to secure new financing.

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. At the Company's option, interest on the revolver, which is the variable rate portion, has been payable at either the London Interbank Offered Rate ("LIBOR") plus 1.5%, or the bank's Base Rate. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding loan balance at March 31, 1998, and September 30, 1997, was $15,144,000 and $13,844,000,
respectively. The weighted average interest rate was 8.38% as of March 31, 1998, and 7.19% as of September 30, 1997. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. During the first quarter of fiscal 1998, the Conversion Date was extended by the bank from October 5, 1998, to October 5, 1999. It may be extended again, although the Company has no such assurance from the bank.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1997, the borrowing base was $14,500,000. In February 1998, the bank increased the borrowing base by $2,000,000, to $16,500,000. The Company and its bank entered into an amendment to the loan agreement which provides for a two-tranche revolver with interest of either LIBOR plus 2.5% or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder.

The Company may make the selection between LIBOR or the bank's Base Rate. The borrowing base is subject to redetermination semi-annually, with the next redetermination on August 31, 1998. The Company is obligated to pay a commitment fee of 3/8% per annum on any excess of the borrowing base over the average outstanding loan balance.

The Company intends to use existing cash, operating cash flows and its additional borrowing capacity to fund domestic exploration projects and limited capital expenditures of the Comet Ridge project. Internal cash flow and the additional bank borrowing will have to be supplemented with project financing, sales of existing assets, and/or additional corporate debt or equity offerings in order for the Company to execute its foreign and domestic exploration and development plans.

The Company is actively pursuing additional capital to repay the related party note payable of $2,300,000 and fund both domestic exploration activities and further development of the Comet Ridge project.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998, AND
                        1997

The Company reported a net loss of $705,000 for the three months ended March 31, 1998, compared to net income of $185,000 for the three months ended March 31, 1997. Operating income decreased $868,000 to a loss of $381,000 in the fiscal 1998 quarter from operating income of $487,000 in the corresponding quarter of
fiscal 1997.   The decrease in operating income is due to lower oil and gas prices during the three months ended March 31, 1998, as compared to the prior year quarter. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended March 31, 1998, decreased $820,000, or 27%, to $2,244,000 from $3,064,000 in the corresponding fiscal 1997 quarter. Oil volumes decreased 4,000 barrels, or 4%, to 103,000 barrels versus 107,000 barrels in the prior year quarter, decreasing revenue by $77,000. Gas volumes sold from the Company's domestic properties decreased 10,000 Mcf, or 3%, to 314,000 Mcf in the current quarter compared to 324,000 Mcf in the three months ended March 31, 1997, resulting in a $31,000 decrease in revenues.
Volume decreases attributable to sales of producing properties and natural declines in production rates were partially offset by new production from exploration projects during the fourth quarter of fiscal 1997 and first six months of fiscal 1998. Average oil prices decreased 19% to $15.45 per barrel for the three months ended March 31, 1998, from $19.16 per barrel for the corresponding prior year quarter, resulting in a $382,000 decrease in revenue. Domestic gas prices decreased 43% to $1.75 per Mcf in the current year quarter versus $3.06 in the prior year quarter, resulting in a $411,000 revenue decrease. During the quarter ended March 31, 1998, the Company recorded revenues of US$73,000 on sales of 56,000 Mcf from the Comet Ridge coalbed methane project in Queensland, Australia. Saltwater disposal and other income increased $8,000 from the corresponding fiscal 1997 quarter.

Operating expenses decreased $258,000, or 18%, to $1,188,000 from $1,446,000 reported in fiscal 1997. The Company's average lifting cost per equivalent barrel of domestic production decreased 15% to $6.94 in the three month period of fiscal 1998 from $8.21 in the prior year period. These decreases are attributable to sales of marginal producing properties during the first quarter of fiscal 1998 and to a decrease in production taxes resulting from lower oil and gas prices. Operating expenses of $80,000 during the quarter ended March 31, 1998, were related to the initial sales from the Comet Ridge project.

General and administrative expenses increased by $71,000, or 19%, to $453,000 during the three months ended March 31, 1998, compared to $382,000 for the prior year period. The increase was primarily due to an increase in payroll costs.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 1998, increased by $235,000, or 31%, to $984,000 from $749,000 reported for the comparable fiscal 1997 period. The increase is attributable to a higher DD&A rate per equivalent barrel resulting primarily from shorter economic reserve life based on lower oil and gas prices. DD&A expense for the second quarter of fiscal 1998 includes approximately $14,000 related to the initial sales from the Company's Australia project.

Interest income decreased $24,000, or 80%, to $6,000 in the quarter ended March 31, 1998, from $30,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the three months ended March 31, 1998, increased $120,000, or 57%, to $330,000 from $210,000 for the three months ended March 31, 1997. When capitalized interest is included, interest expense increased by $51,000. Such increase is attributable to an increase in debt and to higher interest rates.

An income tax benefit of $18,000 for the second quarter of fiscal 1997 resulted from adjustments to the expected income tax liability. There was no income tax expense or benefit recorded in the fiscal 1998 quarter.

The Company reported equity in loss of an NGL fractionating plant of $140,000 in the three months ended March 31, 1997. The Company sold its investment in the plant on September 30, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1998, AND
                        1997

The Company reported a net loss of $999,000 for the six months ended March 31, 1998, versus net income of $1,163,000 for the six months ended March 31, 1997. Operating income decreased $2,227,000 to a loss of $470,000 in the first six months of fiscal 1998 from a income of $1,757,000 in the prior year period. This decrease was attributable to lower oil and gas prices and a decrease in production volumes during the first six months of fiscal 1998 as compared to the first half of fiscal 1997. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the six months ended March 31, 1998, decreased $2,368,000, or 33%, to $4,808,000 from $7,176,000 in the corresponding fiscal
1997 period. Oil volumes decreased 45,000 barrels, or 18%, to 208,000 barrels versus 253,000 barrels in the prior year period, decreasing revenue by $926,000. Domestic gas volumes decreased 111,000 Mcf, or 15%, to 650,000 Mcf in the current year period compared to 761,000 Mcf in the six months ended March 31, 1997, resulting in a $275,000 decrease in revenues. These volume decreases were due to the sale of producing properties and to declining production rates. Average oil prices decreased 19% to $16.58 per barrel for the six months ended March 31, 1998, from $20.57 per barrel for the corresponding prior year period, resulting in a $830,000 decrease in revenue. Prices received by the Company for domestic gas sales decreased 26% to $1.84 per Mcf in the current year period versus $2.48 in the prior year period, resulting in a $416,000 revenue decrease. The Company recorded revenues of US$73,000 on sales of 56,000 Mcf from initial gas sales commencing in February 1998 from the Comet Ridge coalbed methane project in Queensland, Australia. Saltwater disposal and other income decreased $8,000 from the corresponding fiscal 1997 period.

Operating expenses related to the Company's domestic properties decreased $546,000, or 19%, to $2,370,000 from $2,916,000 reported in the fiscal 1997 period. The Company's average lifting cost per equivalent barrel of domestic production decreased 1% to $7.25 in the first six months of fiscal 1998 from $7.32 in the prior year period. These decreases are attributable to sales of marginal producing properties during the first quarter of fiscal 1998 and to a decrease in production taxes resulting from lower oil and gas prices. The six month period ended March 31, 1998, included $80,000 of operating expenses attributable to the Comet Ridge project in Australia discussed above under the comparison of results for the quarters ended March 31, 1998 and 1997.

General and administrative expenses increased by $63,000, or 8%, to $882,000 during the six months ended March 31, 1998, compared to $819,000 for the prior year period. This increase was due to higher payroll costs.

DD&A expense for the six months ended March 31, 1998, increased by $261,000, or 15%, to $1,945,000 from $1,684,000 reported for the comparable fiscal 1997 period. The increase is attributable to a higher DD&A rate per equivalent barrel resulting primarily from shorter economic reserve life based on lower oil and gas prices. DD&A expense for the six months ended March 31, 1998, includes approximately $14,000 related to the initial sales from the Company's Australia project.

Interest income decreased $37,000, or 63%, to $22,000 in the six months ended March 31, 1998, from $59,000 in the corresponding prior year period. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the six months ended March 31, 1998, increased $96,000, or 21%, to $551,000 from $455,000 for the six months ended March 31, 1997. When capitalized interest is included, interest expense increased by $106,000. Such increase is attributable to an increase in debt and to higher interest rates.

Current income tax expense decreased to $-0- in the six months ended March 31, 1998, from $5,000 in the first six months of fiscal 1997. The expense in the prior year period reflects an effective federal tax rate of 2%, rather than 35%, because the Company utilized a portion of its net operating loss carryover.
The Company, however, must pay the alternative minimum tax at an effective rate of 2%.

The Company reported equity in the loss of an NGL fractionating plant of $193,000 in the six months ended March 31, 1997. The Company sold its investment in the plant on September 30, 1997.

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that Tipperary expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of Tipperary, particularly its Form 10-K for the Fiscal Year Ended September 30, 1997, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
------

          See Note 2 to the consolidated financial statements under Part I -

Item 2.   Changes in Securities
------

          None

Item 3.   Defaults Upon Senior Securities
------

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on January 27, 1998, and proxies for such meeting were solicited pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The table below summarizes voting results:


                                         Votes For          Votes Withheld
                                        ----------          --------------

          Kenneth L. Ancell             9,766,872                22,880
          David L. Bradshaw             9,714,612                75,140
          Eugene I. Davis               9,766,162                23,590
          Douglas Kramer                9,599,699               190,053
          Marshall D. Lees              9,716,122                73,630


          In addition, the shareholders ratified the selection of Price Waterhouse LLP as independent auditors. The vote was 9,759,795 for, 22,187 against and 7,770 abstained.

Item 5.   Other Information
------

          None

Item 6.   Exhibits and Reports on Form 8-K
------

          (a)  Exhibits:
               --------

               Filed in Part I

                    11.  Computation of per share earnings

               Filed in Part II

                  4.54 Sixth Amendment of Revolving Credit and Term Loan Agreement by and among Tipperary Corporation, Tipperary Oil & Gas Corporation, and U.S. Bank, N.A., f/k/a Colorado National Bank dated February 13, 1998, filed herewith.

                  4.55 Amendment of Subordination Agreement and Consent of Subordinating Party between Slough Parks Incorporated, and U.S. Bank, N.A., f/k/a Colorado National Bank, dated February 13, 1998, filed herewith.

                  4.56 Agreement between Tipperary Oil & Gas Corporation as Maker and Amerind Oil Company, Ltd., as Payee to extend maturity date of Promissory Note, filed herewith.

                 27      Financial Data Schedule


          (b)  Reports on Form 8-K:

               None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Tipperary Corporation
                                   ----------------------------------------
                                   Registrant



Date:     May 15, 1998             By:       /s/ David L. Bradshaw
                                        -----------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive Officer and Chairman of
                                        the Board of Directors




Date:     May 15, 1998             By:       /s/ Lisa S. Wilson
                                        -----------------------------------
                                        Lisa S. Wilson, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)