Form 10-Q
period 1998-06-30
TIPPERARY CORP
filed 1998-08-14
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ---------------------

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
Yes    X       No
     -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding August 14, 1998
----------------------------                 ---------------------------
Common Stock, $.02 par value                 13,132,855 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         June 30, 1998 and September 30, 1997               1

                         Consolidated Statement of Operations
                         Three months and nine months ended
                         June 30, 1998 and 1997                             2

                         Consolidated Statement of Cash Flows
                         Nine months ended June 30, 1998 and 1997           3

                         Notes to Consolidated Financial Statements       4-5

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      6-11


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      12

          Item 2.   Changes in Securities                                  12

          Item 3.   Defaults Upon Senior Securities                        12

          Item 4.   Submission of Matters to a Vote of Security
                      Holders                                              12

          Item 5.   Other Information                                      12

          Item 6.   Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                                 13

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                     (unaudited)


                                               June 30,     September 30,
                                                 1998           1997
                                             -------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents               $         723  $       3,529
     Receivables                                     1,464          1,966
     Inventory                                         218            197
     Current portion of deferred income
       taxes, net                                        -            229
     Other current assets                              131            123
                                             -------------  -------------
          Total current assets                       2,536          6,044
                                             -------------  -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost
       method                                      136,138        131,578
     Other property and equipment                    2,558          2,476
                                             -------------  -------------
                                                   138,696        134,054
Less accumulated depreciation, depletion
  and amortization                                 (91,628)       (88,708)
                                             -------------  -------------
     Property, plant and equipment, net             47,068         45,346
                                             -------------  -------------

Noncurrent portion of deferred income
  taxes, net                                         1,573          2,962
Other noncurrent assets                                617            643
                                             -------------  -------------
                                             $      51,794  $      54,995
                                             =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt       $           -  $           -
     Note payable - related party                    2,300          2,300
     Accounts payable                                1,343          1,275
     Accrued liabilities                               266            288
     Royalties payable                                 160            173
     Production taxes payable                           94            159
     Advances from joint owners                         62            468
                                             -------------  -------------
          Total current liabilities                  4,225          4,663
                                             -------------  -------------

Long-term debt                                      15,644         13,844
Commitments and contingencies (Note 5)                   -              -

Stockholders' equity
     Common stock; par value $.02;
      20,000,000 shares authorized;
      13,159,655 issued and 13,131,855
      outstanding in 1998; 13,078,071
      issued and 13,050,271 outstanding
      in 1997                                          263            262
     Capital in excess of par value                105,560        105,375
     Accumulated deficit                           (73,827)       (69,078)
     Treasury stock, at cost; 27,800 shares            (71)           (71)
                                             -------------  -------------
          Total stockholders' equity                31,925         36,488
                                             -------------  -------------
                                             $      51,794  $      54,995
                                             =============  =============


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                     Three months ended     Nine months ended
                                          June 30,               June 30,
                                     ------------------     ------------------
                                       1998      1997         1998      1997
                                       ----      ----         ----      ----
Revenues                             $  2,224  $  3,020     $  7,032  $ 10,196

Costs and expenses:
  Operating                             1,231     1,278        3,682     4,194
  Depreciation, depletion and
    amortization                        1,020       914        2,965     2,598
  General and administrative              308       376        1,190     1,195
  Write-down oil & gas properties       1,399         -        1,399         -
  Write-down of investment in NGL
    fractionating plant                     -       467            -       467
                                     --------  --------     --------  --------

     Total costs and expenses           3,958     3,035        9,236     8,454
                                     --------  --------     --------  --------

     Operating income (loss)           (1,734)      (15)      (2,204)    1,742

Other income (expense):
  Interest income                           6        24           28        83
  Interest expense                       (397)     (200)        (948)     (655)
  Loss on disposition of USXP
    common stock                            -      (258)           -      (258)
  Foreign currency exchange loss           (7)        -           (7)        -
                                     --------  --------     --------  --------

     Total other expense                 (398)     (434)        (927)     (830)
                                     --------  --------     --------  --------

     Income (loss) before income
       tax                             (2,132)     (449)      (3,131)      912

Income tax benefit (expense)           (1,618)        3       (1,618)       (2)
                                     --------  --------     --------  --------

Income (loss) before equity in
  loss of NGL fractionating plant      (3,750)     (446)      (4,749)      910

Equity in loss of NGL fractionating
  plant                                     -      (141)           -      (334)
                                     --------  --------     --------  --------

Net income (loss)                    $ (3,750) $   (587)    $ (4,749) $    576
                                     ========  ========     ========  ========

Earnings (loss) per common share
     Basic and diluted(1)            $   (.29) $   (.04)    $   (.36) $    .04
                                     ========  ========     ========  ========

Weighted average shares outstanding
     Basic                             13,131    13,050       13,113    13,050
                                     ========  ========     ========  ========
     Diluted                           13,258    13,269       13,319    13,270
                                     ========  ========     ========  ========



(1)Potential common shares from the assumed exercise of options and warrants were antidilutive for the three and nine months ended June 30, 1998, and the three months ended June 30, 1997.


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)


                                                    Nine months ended
                                                        June 30,
                                                  ---------------------
                                                     1998        1997
                                                  ---------   ---------
Cash flows from operating activities:
Net income (loss)                                 $  (4,749)  $     576
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation, depletion and amortization         2,965       2,598
     Deferred income tax expense                      1,618           -
     Write-down of oil and gas properties             1,399           -
     Equity in loss of NGL fractionating plant            -         334
     Loss on disposition of USXP common stock             -         258
     Write-down of investment in NGL
       fractionating plant                                -         467
     Change in assets and liabilities:
       (Increase) decrease in receivables               502         (51)
       Increase in inventory                            (21)         (6)
       Increase in other current assets                  (8)       (131)
       Decrease in accounts payable, accrued
          liabilities, production taxes and
          advances from joint owners                   (425)       (370)
       Increase (decrease) in royalties payable         (13)         20
       Other                                             (5)         (1)
                                                  ---------   ---------
Net cash provided by operating activities             1,263       3,694
                                                  ---------   ---------

Cash flows from investing activities:
  Proceeds from asset sales                           1,456          30
  Proceeds from sale of USXP common stock                 -         257
  Investment in NGL fractionating plant                   -        (126)
  Capital expenditures                               (7,511)     (8,205)
                                                  ---------   ---------
Net cash used in investing activities                (6,055)     (8,044)
                                                  ---------   ---------

Cash flows from financing activities:
  Proceeds from borrowing                             1,800       2,300
  Proceeds from issuance of stock                       186           -
  Principal repayments                                    -        (150)
                                                  ---------   ---------
Net cash provided by financing activities             1,986       2,150
                                                  ---------   ---------

Net decrease in cash and cash equivalents            (2,806)     (2,200)

Cash and cash equivalents at beginning of period      3,529       3,575
                                                  ---------   ---------

Cash and cash equivalents at end of period        $     723   $   1,375
                                                  =========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                        $   1,129   $     658
  Income taxes                                    $       -   $       1


            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its wholly-owned subsidiaries (the "Company") at June 30, 1998, and the results of its operations for the three-month and nine-month periods ended June 30, 1998 and 1997. The consolidated financial statements include the accounts of the Company and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1997. These financial statements should be read in conjunction with the Form 10-K.

NOTE 2 - WRITE-DOWN OF OIL & GAS PROPERTIES

At June 30, 1998, the Company recorded a $1,399,000 write-down of its oil and gas properties. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis. Based on June 30, 1998 oil and gas prices, the Company's full cost pool book value exceeded its ceiling test value by $1,399,000. Accordingly, the book value of oil and gas properties was written down by this amount as of June 30, 1998.

NOTE 3 - WRITE-DOWN OF DEFERRED INCOME TAX ASSET

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company has recorded a $21 million asset for the future benefit of its net operating tax loss carryforwards and other tax benefits. As of March 31, 1998, this asset was offset by a valuation allowance of approximately $18 million based on management's projections of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance is appropriate. As of June 30, 1998, NYMEX oil and gas prices had decreased approximately 30% and 20%, respectively, compared to prices as of September 30, 1997. As a result of these price decreases, management revised its assumptions used in projections of taxable income and utilization of net operating loss carryforwards. These revisions, combined with recent net operating tax losses, and the expiration by 2001 of $39 million of approximately $49 million in total tax net operating loss carryforwards, led management to conclude that the current impact of lower oil and gas prices warranted an increase of $1,618,000 in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense.

NOTE 4 - RELATED PARTY TRANSACTION

The Company anticipates executing a promissory note for a line of credit of up to $1,000,000 from Slough Estates USA Inc., the Company's largest shareholder ("Slough"). The unpaid principal balance of this note would be due one year from the date of the original advance of funds and would bear interest at 8.5% per annum payable in calendar quarter installments. In January 1997, Slough advanced the Company $2,300,000 under a note with similar terms due October 31, 1998. The former note is, and the new note would be, secured by a 10% interest in the Company's rights under the Joint Operating Agreement covering the Comet Ridge project in Queensland, Australia and subject to the terms and provisions of a subordination agreement with the Company's bank. It is the intention of the Company to repay both notes with proceeds from a larger financing transaction. The Company is currently discussing such a transaction with interested parties. At the date of filing, it is not known if or in what form the financing will be obtained.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

On March 14, 1997, the Company filed a complaint along with several other plaintiffs in BTA OIL PRODUCERS, ET AL. V. MDU RESOURCES GROUP, INC., ET AL. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs are suing the defendants for breach of gas sales contracts, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. The defendants have answered the complaint denying the claims and discovery is in process.

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled TIPPERARY CORPORATION AND TIPPERARY OIL & GAS (AUSTRALIA) PTY LTD. V. TRI-STAR PETROLEUM COMPANY, Cause No. CV42,265, in the District Court of Midland County, Texas.
The complaint, which concerns the Comet Ridge coalbed methane project in Queensland, Australia, alleges that Tri-Star Petroleum Company ("Tri-Star"), operator of the project, has failed to perform its duties under the operating agreement, and seeks the removal of Tri-Star as operator, an accounting of expenses charged to the joint interest account and unspecified amounts for damages for breach of contract. Among the allegations in the complaint are that Tri-Star has refused to allow the Company to inspect the books and records of the project, has attempted to block the Company's right to take its proportionate share of gas production in kind, may have improperly billed expenses to the joint interest owners and has an impermissible conflict of interest precluding it from acting as a reasonable and prudent operator.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that Tipperary Corporation expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of Tipperary Corporation, particularly its Annual Report on Form 10-K for the year ended September 30, 1997, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

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

FINANCIAL CONDITION

As of June 30, 1998, NYMEX oil and gas prices had decreased approximately 30% and 20%, respectively, compared to prices as of September 30, 1997. Many oil and gas companies have recently been required to record non-cash write-downs based on these precipitous price declines. Based upon prices as of June 30, 1998, the Company wrote down its domestic oil and gas properties and deferred tax asset for the period then ended. Noncash charges in connection therewith were $1,399,000 and $1,618,000, for the U.S. full cost pool and deferred tax asset writedowns, respectively. The Company follows the full cost method of accounting for its oil and gas properties. Under such method, the net book value of properties on a country by country basis, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated future after-tax net revenues from proved oil and gas properties, discounted at 10% per year, plus the lower of cost or market value of unproved properties. In calculating discounted future net revenues, oil and gas prices in effect at the time of the calculation are held constant, except for changes which are fixed and determinable by existing contracts. Based on June 30, 1998 oil and gas prices, the Company's full cost pool book value exceeded its ceiling test value by $1,399,000. Accordingly, the book value of oil and gas properties was written down by this amount as of June 30, 1998. The lower oil and gas prices as of June 30, 1998, also led management to revise its assumptions used in projections of taxable income and utilization of net operating loss carryforwards. These revisions, combined with recent net operating tax losses, and the expiration by 2001 of 80% of the Company's net operating loss carryforwards, led management to conclude that the current impact of lower oil and gas prices warranted an increase of $1,618,000 in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense. (See Notes 2 and 3 to the Company's consolidated financial statements.)

The Company had cash and temporary investments of $723,000 as of June 30, 1998, versus $3,529,000 as of September 30, 1997. At June 30, 1998, the Company had a working capital deficit of $1,689,000. Excluding a $2,300,000 related party note due in October 1998, working capital was a positive $611,000. The Company anticipates increasing its short-term liquidity through a line of credit for up to $1,000,000 with its largest shareholder, to whom the note for $2,300,000 is also due. The Company has historically funded its exploration, exploitation and development drilling activities with cash flows from operations, borrowings, property sales, sales of common stock and sales of partial interests in exploration projects to industry partners. During the nine months ended June 30, 1998, cash flows were provided by the Company's oil and gas operations, the sale of producing oil and gas properties and proceeds from bank borrowing and issuance of stock.

Net cash provided by operating activities was $1,263,000 during the first nine months of fiscal 1998, compared to $3,694,000 for the corresponding fiscal 1997 period. The decrease in net cash provided by operating activities was primarily attributable to lower oil and gas prices.

During the nine months ended June 30, 1998, the Company incurred capital expenditures of $7,511,000 and received proceeds of $1,456,000 from a sale of producing properties, resulting in net cash used in investing activities of $6,055,000. The Company expended $4,984,000 for acquisition of an additional interest in and funding of further development of the Comet Ridge coalbed methane project in Queensland, Australia. The balance of $2,527,000 in capital expenditures was expended on domestic exploration projects and other capital items.

The Comet Ridge project expenditures of $4,984,000 included approximately $3,200,000 for the purchase of an additional 5% interest in the project and $1,784,000 in gas gathering and compression costs and other capital expenditures. The Company's interest in the project is now 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest is 46.22% prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99%.

During the fourth quarter of fiscal 1997, a large pipeline company completed construction of a 17-mile extension of its pipeline system into the core Fairview area of the Comet Ridge project. The Company and its co-venturers in the project completed construction of gas gathering lines and compression facilities during the quarter ended December 31, 1997. The gathering system currently connects nine wells, through the 17-mile spur line, to a pipeline system serving the Queensland markets. During the quarter ended March 31, 1998, the Company entered into a contract for the sale of gas and began selling approximately 1,000 Mcf per day in early February. As of June 30, the Company was selling gas at the rate of approximately 1,750 Mcf per day, net to the Company's interest. As of the date of filing, the Company is in the final stages of negotiating a contract for the sale of up to an additional 2,700 Mcf per day, net to the Company's interest. While such increased sales would be of significant benefit to the operations of the Comet Ridge project, the ability to deliver gas under the contract would require further development of the project in order to produce sufficient volumes, and there is no assurance that the contract will be executed.

Domestic capital expenditures of $2,527,000 included exploration costs of $1,635,000 and non-producing leasehold acquisition costs of $583,000. The Company's domestic exploration activities are focused in the Williston Basin of Montana and North Dakota. During the second half of fiscal 1997 and the first half of fiscal 1998, the Company has participated in the drilling of seven wells in Montana and North Dakota, of which six were completed as producers. These wells were all exploratory wells based upon three-dimensional ("3-D") seismic data. In April, the Company agreed to transfer to an industry partner 50% of its interest in approximately 31,000 net leasehold acres in its Missouri River project area in Montana in exchange for certain technically defined prospects and proprietary seismic data. Together the companies will conduct 3-D seismic surveys over the areas of interest.

During the nine months ended June 30, 1997, net cash of $8,044,000 was used in investing activities. The Company incurred capital expenditures of $8,205,000, received proceeds of $257,000 from the sale of common stock in United States Exploration, Inc. ("USXP") and $30,000 from miscellaneous oil and gas property sales. The Company invested an additional $126,000 in an Alabama natural gas liquids ("NGL") fractionating plant, which it sold on September 30, 1997. The capital expenditures of $8,205,000 included an investment of $5,312,000 in the Comet Ridge project, $1,480,000 in domestic development drilling costs and $1,413,000 in other capital expenditures, of which approximately $800,000 was for domestic leasehold and 3-D seismic data acquisitions. The investment in the Comet Ridge project included approximately $2,300,000 for the purchase price of an additional 5% interest in the project. The balance of $3,012,000 was expended primarily for the Company's share of costs to drill and complete three wells, continued costs of de-watering and producing the Fairview area wells and to advance funds for construction of the gas gathering system and compression facilities.

During the nine months ended June 30, 1998, net cash provided by financing activities of $1,986,000 included additional bank borrowings of $1,800,000 and proceeds received in connection with the issuance of 50,000 shares of the Company's common stock to a former director pursuant to the exercise of warrants and 31,584 common shares to a director and employees pursuant to warrants and the 1987 Employee Stock Option Plan. During the nine months ended June 30, 1997, the Company received a loan of $2,300,000 from its largest shareholder. These proceeds were used to acquire an additional 5% interest in the Comet Ridge project. During the 1997 period, the Company also made principal payments of $150,000 on its long term debt, all of which was owed to the Company's commercial bank lender.

While the Company's cash flows have been adversely affected by the precipitous decreases in oil and gas prices, hedges of between 50% and 55% of the Company's crude oil production have resulted in additional revenues of $378,000, or over $2.00 per barrel on hedged volumes, during the nine months ended June 30, 1998. The Company is currently a party to outstanding swap agreements which provide a hedge on approximately 65% of its projected oil production from

July through September 1998 and approximately 15% of projected oil production during October and November 1998. Swap agreements covering 15,000 barrels of oil per month from July through September 1998, provide for the Company to receive an average NYMEX floor price of $15.77 per barrel, with the Company retaining 50% of price increases above an average of approximately $16.40 per barrel on 10,000 barrels. The Company entered into a swap agreement covering 5,000 barrels of oil per month from July through September 1998 at a NYMEX floor price of $16.70 per barrel. This swap is extendable for three months at the option of the counterparty to October through December 1998. The Company has also entered into an extendable swap agreement covering 5,000 barrels of oil per month for August through November 1998 at a floor price of $16.00. The Company's counterparty may elect to extend the terms of this swap for the four months ending March 31, 1999. The Company's actual price received for oil at the wellhead during the nine months ended June 30, 1998, averaged $2.56 per barrel below the average NYMEX oil price. This difference varies based on location and quality of oil sold. Notwithstanding the Company's hedge positions, continued depressed oil and gas prices subsequent to June 30, 1998, would further reduce cash flows available for exploratory and development drilling and could negatively impact the Company's efforts to secure new financing.


The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. The Company and its bank entered into an amendment to the loan agreement which provides for a two-tranche revolver with interest of either LIBOR plus 2.5% or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The Company may make the selection between LIBOR or the bank's Base Rate, with the LIBOR-based option available for periods not exceeding 90 days. The outstanding loan balance at June 30, 1998, and September 30, 1997, was $15,644,000 and $13,844,000, respectively. The weighted average interest rate was 8.49% as of June 30, 1998, and 7.19% as of September 30, 1997. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a four-year term loan. During the first quarter of fiscal 1998, the Conversion Date was extended by the bank from October 5, 1998, to October 5, 1999. It may be extended again, although the Company has no such assurance from the bank.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the bank has the option to place additional liens on other unencumbered properties. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1997, the borrowing base was $14,500,000. In February 1998, the bank increased the borrowing base by $2,000,000, to $16,500,000. The borrowing base is subject to redetermination semi-annually, with the next redetermination on August 31, 1998. Based on current oil and gas prices, the Company expects the bank to reduce the borrowing base significantly. Current efforts to secure additional financing include provision for anticipated bank debt reduction. There is no guarantee that financing will be obtained and the Company may be unable to provide collateral if required by the bank. The Company is obligated to pay a commitment fee of 3/8% per annum on any excess of the borrowing base over the average outstanding loan balance.

The Company intends to use existing cash, operating cash flows and its additional borrowing capacity to fund a limited amount of domestic exploration and Comet Ridge project capital expenditures. The above funding will have to be supplemented with project financing and/or additional corporate debt or equity offerings in order for the Company to execute its foreign and domestic exploration and development plans. The Company is actively pursuing additional capital to reduce bank debt, repay the related party debt and fund both domestic exploration activities and further development of the Comet Ridge project.

IMPACT OF THE YEAR 2000 ISSUE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs in its operations and, while it has not completed its assessment, the Company currently believes that costs of addressing this issue will not have a material adverse impact on its financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998, AND 1997

The Company reported a net loss of $3,750,000 for the three months ended June 30, 1998, compared to a net loss of $587,000 for the three months ended June 30, 1997. The 1998 third quarter loss includes a $1,399,000 write-down of oil and gas properties and deferred income tax expense of $1,618,000 resulting from a write-down of the net deferred tax asset. Operating income decreased $1,719,000 to a loss of $1,734,000 in the fiscal 1998 quarter from an operating loss of $15,000 in the corresponding quarter of fiscal 1997. The increase in operating loss is due to lower oil and gas prices during the three months ended June 30, 1998, as compared to the prior year quarter and to the write-down of oil and gas properties. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended June 30, 1998, decreased $796,000, or 26%, to $2,224,000 from $3,020,000 in the corresponding fiscal 1997 quarter. Oil volumes decreased 6,000 barrels, or 5%, to 111,000 barrels versus 117,000 barrels in the prior year quarter, decreasing revenue by $110,000. Gas volumes sold from the Company's domestic properties decreased 67,000 Mcf, or 17%, to 333,000 Mcf in the current quarter compared to 400,000 Mcf in the three months ended June 30, 1997, resulting in a $139,000 decrease in revenues. Decreases in domestic production volumes attributable to sales of producing properties and natural declines in production rates were partially offset by new production from domestic exploration projects completed during the fourth quarter of fiscal 1997 and first nine months of fiscal 1998. Average oil prices decreased 27% to $13.40 per barrel for the three months ended June 30, 1998, from $18.37 per barrel for the corresponding prior year quarter, resulting in a $552,000 decrease in revenue. Domestic gas prices decreased 19% to $1.68 per Mcf in the current year quarter versus $2.07 in the prior year quarter, resulting in a $130,000 revenue decrease. Included in revenue for the quarter ended June 30, 1998, are revenues of US$157,000 on sales of 128,000 Mcf from the Comet Ridge coalbed methane project in Queensland, Australia. There was no revenue from Australian gas sales during the prior year quarter, as sales from the project commenced in February 1998. Saltwater disposal and other income decreased $22,000 from the corresponding fiscal 1997 quarter.

Operating expenses for the three months ended June 30, 1998, decreased $47,000, or 4%, to $1,231,000 from $1,278,000 reported in the corresponding quarter of fiscal 1997. Operating expenses attributable to the Company's domestic properties decreased $226,000, or 18%, with the average lifting cost per equivalent barrel of domestic production decreasing 12% to $6.11 in the three month period of fiscal 1998 from $6.92 in the prior year period. These decreases are attributable to sales of marginal producing properties during the first quarter of fiscal 1998 and to a decrease in production taxes resulting from lower oil and gas prices. Operating expenses of $179,000 during the quarter ended June 30, 1998, were related to the sales from the Comet Ridge project, which commenced in February 1998. The Company anticipates that operating expenses for the Comet Ridge project on a per-well basis will decrease with improved cost management and better economies of scale resulting from increased gas sales.

General and administrative expenses decreased by $68,000, or 18%, to $308,000 during the three months ended June 30, 1998, compared to $376,000 for the prior year period. The decrease was primarily due to a decrease in payroll costs.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1998, increased by $106,000, or 12%, to $1,020,000 from $914,000 reported for the comparable fiscal 1997 period. The increase is attributable to $111,000 of DD&A related to the Company's Australia project, as to which there was no DD&A expense in the prior year quarter.

Interest income decreased $18,000, or 75%, to $6,000 in the quarter ended June 30, 1998, from $24,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the three months ended June 30, 1998, increased $197,000, or 99%, to $397,000 from $200,000 for the three months ended June 30, 1997. When capitalized interest is included, interest expense increased by $94,000. Such increase is attributable to an increase in debt and to higher interest rates.

The net loss for the third quarter of fiscal 1998 includes a foreign currency exchange loss of $7,000 related to gas sales from the Comet Ridge project in Queensland, Australia, which commenced in February 1998.

Income tax expense of $1,618,000 for the quarter ended June 30, 1998, resulted from an increase in the deferred tax asset valuation allowance. As discussed above, the increase in the valuation allowance is attributable to a decrease in oil and gas prices. An income tax benefit of $3,000 for the third quarter of fiscal 1997 resulted from adjustments to the expected income tax liability.

The Company reported equity in loss of an NGL fractionating plant of $141,000 in the three months ended June 30, 1997. The Company sold its investment in the plant on September 30, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998, AND 1997

The Company reported a net loss of $4,749,000 for the nine months ended June 30, 1998, versus net income of $576,000 for the nine months ended June 30, 1997.
The 1998 nine-month loss includes a $1,399,000 write-down of oil and gas properties and deferred income tax expense of $1,618,000 resulting from a write-down of the net deferred tax asset. Operating income decreased $3,946,000 to a loss of $2,204,000 in the first nine months of fiscal 1998 from income of $1,742,000 in the prior year period. This decrease was attributable to lower oil and gas prices and a decrease in production volumes during the first nine months of fiscal 1998 as compared to the first half of fiscal 1997, as well as to the write-down of oil and gas properties. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the nine months ended June 30, 1998, decreased $3,164,000, or 31%, to $7,032,000 from $10,196,000 in the corresponding fiscal
1997 period. Oil volumes decreased 51,000 barrels, or 14%, to 319,000 barrels versus 370,000 barrels in the prior year period, decreasing revenue by $1,014,000. Domestic gas volumes decreased 178,000 Mcf, or 15%, to 983,000 Mcf in the current year period compared to 1,161,000 Mcf in the nine months ended June 30, 1997, resulting in a $417,000 decrease in revenues. These volume decreases were due to the sale of producing properties and to declining production rates. Average oil prices decreased 22% to $15.48 per barrel for the nine months ended June 30, 1998, from $19.88 per barrel for the corresponding prior year period, resulting in a $1,404,000 decrease in revenue. Prices received by the Company for domestic gas sales decreased 24% to $1.78 per Mcf in the current year period versus $2.34 in the prior year period, resulting in a $550,000 revenue decrease. The Company recorded revenues of US$232,000 on sales of 184,000 Mcf from initial gas sales commencing in February 1998 from the Comet Ridge coalbed methane project in Queensland, Australia. Saltwater disposal and other income decreased $11,000 from the corresponding fiscal 1997 period.

Operating expenses decreased $512,000, or 12%, to $3,682,000 from $4,194,000 reported in the fiscal 1997 period. Operating expenses attributable to the Company's domestic properties decreased $772,000, or 18%, with the average lifting cost per equivalent barrel of domestic production decreasing 5% to $6.86 in the first nine months of fiscal 1998 from $7.19 in the prior year period. These decreases are attributable to sales of marginal producing properties during the first quarter of fiscal 1998 and to a decrease in production taxes resulting from lower oil and gas prices. Operating expenses during the nine month period ended June 30, 1998, included $260,000 of operating expenses attributable to the Comet Ridge project in Australia. There were no operating expenses related to the Australia project during the prior year period. As mentioned above under the results for the three months ended June 30, 1998 and 1997, operating expenses on a per-well basis are anticipated to decrease with improved cost management and better economies of scale resulting from increased gas sales.

General and administrative expenses remained flat, decreasing $5,000 to $1,190,000 during the nine months ended June 30, 1998, compared to $1,195,000 for the prior year period.

DD&A expense for the nine months ended June 30, 1998, increased by $367,000, or 14%, to $2,965,000 from $2,598,000 reported for the comparable fiscal 1997 period. The increase is attributable both to $145,000 of DD&A related to the Comet Ridge project in Australia and to a higher domestic DD&A rate per equivalent barrel of production resulting primarily from shorter economic reserve life based on lower oil and gas prices. There was no DD&A expense related to the Comet Ridge project in the prior year period.

Interest income decreased $55,000, or 66%, to $28,000 in the nine months ended June 30, 1998, from $83,000 in the corresponding prior year period. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the nine months ended June 30, 1998, increased $293,000, or 45%, to $948,000 from $655,000 for the nine months ended June 30, 1997. When capitalized interest is included, interest expense increased by $200,000. Such increase is attributable to an increase in debt and to higher interest rates.

The net loss for the nine months ended June 30, 1998, includes a foreign currency exchange loss of $7,000 related to gas sales from the Comet Ridge project in Queensland, Australia, which commenced in February 1998.

Income tax expense of $1,618,000 for the nine months ended June 30, 1998, resulted from an increase in the deferred tax asset valuation allowance. As discussed above, the increase in the valuation allowance is attributable to a decrease in oil and gas prices.

The Company reported equity in the loss of an NGL fractionating plant of $334,000 in the nine months ended June 30, 1997. The Company sold its investment in the plant on September 30, 1997.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be adopted by the Company effective October 1, 1999. SFAS 133 requires companies to report the fair-market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company is currently evaluating the impact of the statement.

                             PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          See Note 5 to the consolidated financial statements under Part I -
          Item 1 of this report as well as the report for the quarterly period ended June 30, 1997.

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

                    Exhibit 27 - Financial Data Schedule

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


                                   Tipperary Corporation
                                   ----------------------------------------
                                   Registrant



Date:     August 14, 1998          By:  /s/ David L. Bradshaw
                                   ----------------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive Officer and Chairman of
                                        the Board of Directors




Date:     August 14, 1998          By:  /s/ Lisa S. Wilson
                                   ----------------------------------------
                                        Lisa S. Wilson, Chief Financial
                                        Officer