Form 10-Q
period 1998-12-31
TIPPERARY CORP
filed 1999-02-16
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1998
                               -------------------------

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
Yes     X      No
    ----------    ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding February 16, 1999
----------------------------                 -----------------------------
Common Stock, $.02 par value                 15,133,955 shares

/Page

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                       Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         December 31, 1998 and September 30, 1998             1

                         Consolidated Statement of Operations
                         Three months ended December 31, 1998 and 1997        2

                         Consolidated Statement of Cash Flows
                         Three months ended December 31, 1998 and 1997        3

                         Notes to Consolidated Financial Statements         4-6

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        7-10


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        11

          Item 2.   Changes in Securities                                    11

          Item 3.   Defaults Upon Senior Securities                          11

          Item 4.   Submission of Matters to a Vote of Security Holders      11

          Item 5.   Other Information                                        11

          Item 6.   Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                   12

/Page

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                    (unaudited)

                                                   December 31,  September 30,
                                                      1998           1998
                                                  -------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents                    $         898  $         633
     Receivables                                          1,095          1,408
     Inventory                                              219            218
     Other current assets                                   234             66
                                                  -------------  -------------
          Total current assets                            2,446          2,325
                                                  -------------  -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method           131,591        136,647
     Other property and equipment                         2,580          2,571
                                                  -------------  -------------
                                                        134,171        139,218
Less accumulated depreciation, depletion and
  amortization                                          (93,751)       (92,626)
                                                  -------------  -------------
     Property, plant and equipment, net                  40,420         46,592
                                                  -------------  -------------

Noncurrent portion of deferred income taxes, net          1,573          1,573
Other noncurrent assets                                     151            270
                                                  -------------  -------------
                                                  $     44,590   $      50,760
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $         593  $         680
     Accrued liabilities                                    366            341
     Production taxes payable                               106            103
     Royalties payable                                      159            156
                                                  -------------  -------------
          Total current liabilities                       1,224          1,280
                                                  -------------  -------------

Long-term debt                                           11,800         16,500
Long-term note payable - related party                    5,500          2,700
Commitments and contingencies (Note 6)

Minority interest                                           607              -

Stockholders' equity
     Common stock; par value $.02; 20,000,000
       shares authorized; 15,161,755 issued and
       15,133,955 outstanding in December;
       13,161,755 issued and 13,133,955
       outstanding in September                             303            263
     Capital in excess of par value                     108,039        105,564
     Accumulated deficit                                (82,812)       (75,476)
     Treasury stock, at cost; 27,800 shares                 (71)           (71)
                                                  -------------  -------------
          Total stockholders' equity                     25,459         30,280
                                                  -------------  -------------
                                                  $     44,590   $      50,760
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

/Page

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)



                                                          Three months ended
                                                             December 31,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
Revenues                                               $  1,749       $  2,564

Costs and expenses:
     Operating                                            1,145          1,263
     General and administrative                             672            429
     Depreciation, depletion and amortization             1,160            961
     Write-down of oil and gas properties                 5,727              -
                                                       --------       --------

          Total costs and expenses                        8,704          2,653
                                                       --------       --------

          Operating income (loss)                        (6,955)           (89)

Other income (expense):
     Interest income                                          4             16
     Interest expense                                      (414)          (221)
     Foreign currency exchange gain                          26              -
                                                       --------       --------

          Total other expense                              (384)          (205)
                                                       --------       --------

     Income (loss) before income tax                     (7,339)          (294)

Current income tax expense                                    -              -
                                                       --------       --------

Net income (loss) before minority interest               (7,339)          (294)

Minority interest in loss of subsidiary                       3              -
                                                       --------       --------

Net income (loss)                                      $ (7,336)      $   (294)
                                                       ========       ========

Net income (loss) per share - basic and diluted        $   (.49)      $   (.02)
                                                       ========       ========

Weighted average shares outstanding                      15,134         13,086
                                                       ========       ========




            See accompanying notes to consolidated financial statements.


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)



                                                          Three months ended
                                                             December 31,
                                                         1998           1997
                                                       ---------      ---------

Cash flows from operating activities:
     Net loss                                          $  (7,336)     $    (294)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation, depletion and amortization         1,160            961
          Write-down of oil and gas properties             5,727              -
          Minority interest in loss of subsidiary             (3)             -
     Change in assets and liabilities:
          Decrease in receivables                            313             65
          Increase in inventory                               (1)           (30)
          (Increase) decrease in other current assets       (168)             1
          Decrease in accounts payable, accrued
            liabilities and production taxes payable         (59)          (260)
          Decrease in advances from joint owners               -           (468)
          Increase in royalties payable                        3              8
          Other                                                -             (5)
                                                       ---------      ---------
          Net cash used in operating activities             (364)           (22)
                                                       ---------      ---------

Cash flows from investing activities:
     Proceeds from asset sales                               705          1,456
     Capital expenditures                                 (1,385)        (3,974)
                                                       ---------      ---------
          Net cash used in investing activities             (680)        (2,518)
                                                       ---------      ---------

Cash flows from financing activities:
     Proceeds from borrowing                               2,800              -
     Principal repayments                                 (4,700)             -
     Proceeds from issuance of stock                       2,375            152
     Proceeds from subsidiary sale of stock                  610              -
     Proceeds from issuance of warrants                      310              -
     Payments for debt and equity financing                  (86)             -
                                                       ---------      ---------
          Net cash provided by financing activities        1,309            152
                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents         265         (2,388)

Cash and cash equivalents at beginning of period             633          3,529
                                                       ---------      ---------

Cash and cash equivalents at end of period             $     898      $   1,141
                                                       =========      =========


Supplemental disclosure of cash flow information:
          Cash paid during the period for:
          Interest                                     $     308      $     302
          Income taxes                                 $       -      $       -

Supplemental disclosure of non-cash investing and
     financing activities:
          Capital expenditures financed by notes
            payable                                    $       -      $     885


            See accompanying notes to consolidated financial statements.

/Page

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at December 31, 1998, and the results of its operations for the three-month periods ended December 31, 1998 and 1997.
The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its majority-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd., and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1998. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
---------------------------------------

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement divides comprehensive income into net income and other comprehensive income.
The Company had no items of other comprehensive income during the quarters ended December 31, 1998, and December 31, 1997, and is therefore not required to report comprehensive income.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective October 1, 1998. SFAS 131 establishes standards for disclosures regarding operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. This statement need not be applied to interim financial statements in the initial year of its application. The Company does not believe the adoption of SFAS 131 will have a material impact on its financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be adopted by the Company effective October 1, 1999. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company does not believe that adoption of this Standard will have a material impact on its financial statements.

NOTE 2 - WRITE-DOWN OF OIL & GAS PROPERTIES

At December 31, 1998, the Company recorded a $5,727,000 write-down of its U.S. oil and gas properties. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed quarterly on a country-by-country basis. Based on December 31, 1998 oil and gas prices, the Company's domestic full cost pool book value exceeded its ceiling test value by $5,727,000. Accordingly, the book value of the Company's oil and gas properties was written down by this amount as of December 31, 1998.

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 22, 1998, the Company closed a transaction involving debt and equity financing of $11,700,000 provided by Slough Estates USA Inc. ("Slough"), the Company's largest shareholder. This financing was comprised of a loan commitment for $6,000,000 to be used for development of the Comet Ridge project in Australia; $4,000,000 from the issuance of 2,000,000 shares of restricted common stock and asset sales; and an additional loan in the amount of $1,700,000.

/Page

The commitment for the $6,000,000 loan was made to the Company's Australian subsidiary. When received, the proceeds from this loan will be used to fund the drilling of eight wells and to expand the gathering system on the Comet Ridge project. The loan is evidenced by a five-year note bearing interest at the rate of 10% per annum. The terms of the note also provide that Slough will receive additional payments based upon a contractual payment right to 7% of the gross revenues from both the existing and eight proposed wells until the loan is paid in full, after which it will be on the eight new wells for the life of those wells.

The shares of the Company's common stock were issued to Slough at a premium over the market value on the date of closing. Of the $4,000,000 received by the Company, $2,375,000 was received as proceeds from the issuance of common stock and the premium of $1,625,000 was recorded as proceeds received from the sale of assets acquired by Slough in the transaction. Approximately $705,000 of the premium was allocated to the value of the contractual payment right and was treated as a sale of a portion of the Company's share of reserves in the Comet Ridge project. In accordance with the requirements of the full cost method of accounting, the Australian full cost pool was reduced by this amount. In connection with this transaction, the Company issued to Slough ten percent of the common stock of the Australian subsidiary and a warrant to purchase up to 500,000 shares of the Company's common stock at $3.00 per share, exercisable during a five-year period beginning in December 2000 and ending in December 2005. The portion of the premium assigned to the warrant and to the common stock of the subsidiary was $310,000 and $610,000, respectively.

The loan of $1,700,000, together with the $2,700,000 note payable to Slough as of September 30, 1998, and an additional $1,100,000 borrowed from Slough subsequent to September 30, 1998, are due under the terms of a three-year note for $5,500,000. The $1,700,000 proceeds from this loan and the $4,000,000 proceeds from the issuance of common stock and sale of assets were used to reduce the Company's bank debt by $4,700,000 which reduced the current loan balance due the bank to $11,800,000. The remaining $1,000,000 of the proceeds from the financing was retained by the Company for capital expenditures and working capital.

NOTE 4 - MINORITY INTEREST IN SUBSIDIARY

Effective December 22, 1998, the Company issued to Slough ten percent of the common stock of its Australian subsidiary in accordance with the terms of the previously described debt and equity financing transaction. See Note 3. The resulting non-Company owned shareholder interest has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

NOTE 5 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Numerator:
     for basic and diluted net income (loss) per share
     -------------------------------------------------
       - net income
     (loss) available to common stockholders              $  (7,336)  $    (294)

Denominator:
     for basic net income (loss) per share
     -------------------------------------
       - weighted average
     shares outstanding                                      15,134      13,086

     for diluted net income (loss) per share
     ---------------------------------------
       - adjusted weighted
     average shares outstanding and assumed conversion
       of dilutive option shares                             15,134       3,086

Basic loss per share                                      $   (0.49)  $   (0.02)

Diluted loss per share                                    $   (0.49)  $   (0.02)


Potentially dilutive common stock shares from the exercise of options and warrants were antidilutive for the quarters ended December 31, 1998 and 1997, respectively.

/Page


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled TIPPERARY CORPORATION AND TIPPERARY OIL & GAS (AUSTRALIA) PTY LTD. V. TRI-STAR PETROLEUM COMPANY, Cause No. CV42,265, in the District Court of Midland County, Texas.
The complaint, which concerns the Comet Ridge coalbed methane project in Queensland, Australia, alleges that Tri-Star Petroleum Company ("Tri-Star"), operator of the project, has failed to perform its duties under the operating agreement, and seeks the removal of Tri-Star as operator, an accounting of expenses charged to the joint interest account and unspecified amounts for damages for breach of contract. Among the allegations in the complaint are that Tri-Star has refused to allow the Company to inspect the books and records of the project, has attempted to block the Company's right to take its proportionate share of gas production in kind, may have improperly billed expenses to the joint interest owners and has an impermissible conflict of interest precluding it from acting as a reasonable and prudent operator. Tri-Star has answered the complaint denying the claims and has filed a counterclaim alleging that the Company has breached the operating agreement and interfered with prospective contracts and business relations.

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

/Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-K for the fiscal year ended September 30, 1998, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

OVERVIEW

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company's major areas of operations are in the Permian Basin, Rocky Mountain and Mid-Continent areas of the United States, and in Queensland, Australia, where it is involved in the development of a coalbed methane project. The Company seeks to increase its oil and gas reserves through exploration, exploitation and development projects and occasionally through the purchase of producing properties.

FINANCIAL CONDITION

The Company had cash and temporary investments of $898,000 as of December 31, 1998 compared to $633,000 as of September 30, 1998. At December 31, 1998, the Company had working capital of $1,222,000 compared to working capital of $1,045,000 as of September 30, 1998. In recent years, the Company's primary sources of funding have been operating cash flows, debt and equity financing and sales of non-core producing properties. During the three months ended December 31, 1998, cash flows were provided by sales of assets to and debt and equity financing from Slough Estates USA Inc. ("Slough"), the Company's largest shareholder. These proceeds were used to reduce bank debt and for capital expenditures and operating activities. Net cash used in operating activities was $364,000 during the first quarter of fiscal 1999 compared to $22,000 for the prior year quarter. The increase in net cash used in operating activities was attributable to significantly lower U.S. oil and gas prices in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

During the three months ended December 31, 1998, net cash provided by financing activities was $1,309,000. Total borrowings of $2,800,000 included $1,700,000 received from Slough in connection with the financing transaction in December 1998 and previous loans from Slough earlier in the quarter totaling $1,100,000. With this transaction, the Company also received $4,000,000 from the issuance of 2,000,000 shares of the Company's common stock to Slough. Since these shares were issued at a premium over the market value of the stock on the date of closing, $2,375,000 was recorded as proceeds from issuance of common stock and the premium of $1,625,000 was recorded as proceeds from the sale of assets acquired by Slough in connection with the transaction. Of the total $1,625,000 proceeds, $705,000 was for contractual payment rights to revenue from the Australian reserves, $610,000 was for the minority interest in the Australian subsidiary, and $310,000 was for warrants Slough received to acquire restricted shares of the Company's common stock. The total cash proceeds from this transaction from Slough were $5,700,000. The Company used $4,700,000 to reduce bank debt and $1,000,000 for capital expenditures and working capital. During the prior year quarter, the Company received net financing proceeds of $152,000 from the issuance of 50,000 shares of common stock to a former director pursuant to the exercise of warrants and 19,334 common shares to an employee pursuant to the 1987 Employee Stock Option Plan.

During the three months ended December 31, 1998, the Company incurred capital expenditures of $1,385,000 and received proceeds of $705,000 for the contractual payment right to revenue from the Comet Ridge project discussed above. A total of approximately $200,000 was expended for domestic operations and included $79,000 for the purchase of additional interests in two of the Company's operated wells, non-producing leasehold costs of $35,000 and development costs and other capital expenditures of $86,000. Expenditures for the Comet Ridge project in Queensland, Australia totaled approximately $1,185,000 for the first quarter of fiscal 1999. Costs of approximately $300,000 were primarily attributable to seismic data gathering activities. Two additional wells were drilled and cased and are awaiting completion. The Company's share of the costs to drill these wells was approximately $400,000. The remaining $485,000 was expended for gas gathering and other capital items.

/Page

During the quarter ended December 31, 1997, the Company incurred capital expenditures of $3,974,000, of which $779,000 was for domestic exploration and other capital items and $3,195,000 was invested in the Comet Ridge coalbed methane project in Queensland, Australia. Domestic capital expenditures included drilling costs of approximately $618,000, approximately $150,000 for non-producing leasehold acquisitions and $11,000 in other capital expenditures. The Company's domestic exploration activities were focused in the Williston Basin of Montana and North Dakota. The Company successfully recompleted a well in Sheridan County, Montana and, together with industry partners, drilled and completed a well in Divide County, North Dakota. The Comet Ridge project expenditures of $3,195,000 included approximately $2,300,000 toward the purchase of an additional 5% interest in the project and $895,000 in gas gathering and compression, drilling and equipment costs and other capital items. At December 31, 1998, the Company's interest in the project was 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest was 46.22% prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99%.

The Company received net payments related to its hedging activities of $23,000 and $22,000 during the quarters ending December 31, 1998, and December 31, 1997, respectively. None of the Company's oil and gas production is currently hedged. Management will continue to consider hedging a portion of the Company's oil and gas production in the future.

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. The loan agreement, as amended, provides for a two-tranche revolver with interest at either the London Interbank Offered Rate ("LIBOR") plus 2.5%, or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding bank debt at December 31, 1998, and September 30, 1998, was $11,800,000 and $16,500,000,
respectively, under both LIBOR and Base Rate loans. The weighted average interest rate was 7.82% as of December 31, 1998, and 8.48% as of September 30, 1998. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a three-year term loan. The Conversion Date was recently extended by the bank from October 5, 1999 to October 5, 2000.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the Company recently pledged other unencumbered properties at the request of the bank. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At December 31, 1998, the borrowing base was $11,800,000. The borrowing base is subject to redetermination semi-annually, with the next redetermination anticipated during the second or third quarter of fiscal 1999. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the bank's average outstanding loan balance and the borrowing base. The bank agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank.

Due to the severe decline in oil and gas prices, the Company has recorded a non-cash write-down of its United States full cost pool as of December 31, 1998, in the amount of $5,727,000. The recent price declines have caused a significant reduction of estimated future net revenues associated with the Company's reserves. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related taxes. This "ceiling test" is performed quarterly. Based on oil and gas prices at December 31, 1998, the Company's full cost pool exceeded the calculated "ceiling test" value by $5,727,000. Accordingly, the book value of the Company's oil and gas properties was written down by this amount as of December 31, 1998.

Due to the extremely low prices for oil and gas, the Company's net operating cash flows were negative during the quarter ended December 31, 1998. In addition to a significant decrease in revenue caused by these price declines, the Company's general and administrative expenses have increased, primarily due to litigation costs. Management is in the process of reducing these expenses and is evaluating the economics of its oil and gas properties to determine whether any may need to be temporarily or permanently shut in. The Company recently reduced salaries expense through a 20% staff reduction and has decreased other budgeted expenses as well. Additionally, certain Company officers have agreed to accept a portion of their compensation in the form of restricted shares of the Company's common stock, effective February 1, 1999. This will further reduce cash compensation paid until oil and gas prices increase and operating cash

/Page

flows improve. With these reductions, the Company expects to reduce monthly general and administrative expenses, excluding litigation costs, by approximately 25%. The Company will continue to monitor operating and general and administrative costs for further reductions and may seek additional financing, if necessary, pending an increase in oil and gas prices.

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

YEAR 2000

The following information constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The year 2000 compliance issue, which is common to most companies, concerns the inability of computer information systems to properly recognize and process date-sensitive information as the year 2000 approaches. This could result in errors in information or significant system failures causing disruptions of normal business operations.

The Company expects to resolve all issues relating to reprogramming, replacing and testing the affected computer systems prior to June 30, 1999, so that they are year 2000 compliant. To this end, the Company upgraded its core management information operating system during February 1999 so that it will function properly with respect to the year 2000 and beyond. The Company's management information software applications have been modified and certified to be year 2000 compliant by its software vendor. This modified software is expected to be installed in March 1999 and on-site testing completed by June 30, 1999. In addition, the Company is currently conducting an inventory, review and assessment of its desktop computers, networks, servers and software applications to determine if they are year 2000 compliant. Management is also reviewing internal non-information technology systems for year 2000 readiness and believes that they are year 2000 compliant.

The Company has begun the process of contacting significant suppliers, purchasers and financial institutions to ensure those parties have addressed year 2000 issues and to assess the extent to which the Company's operations may be impacted should those organizations fail to properly update their computer systems. The Company cannot assure that there will not be material adverse effects if these third parties fail to convert their systems in a timely manner and currently believes this to be its most significant risk relating to the year 2000 issue. In order to mitigate the risk of potential failure of third parties to achieve year 2000 compliance, contingency plans are being developed and the Company will survey its significant suppliers and customers to ascertain the status of their conversions and contingency plans.

The cost of the year 2000 project is not expected to be material. Funding will be provided by operating cash flows and costs will be expensed as incurred. Time and cost estimates are based on currently available information. Actual results could differ materially from these estimates.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

The Company reported a net loss of $7,336,000 for the three months ended December 31, 1998, compared to a net loss of $294,000 for the three months ended December 31, 1997. The loss for the first quarter of fiscal 1999 included a non-cash write-down of U.S. oil and gas properties totaling $5,727,000. The operating loss increased $6,866,000 to a loss of $6,955,000 in the fiscal 1999 quarter from an operating loss of $89,000 in the corresponding fiscal 1998 quarter. The increase in the operating loss is primarily due to the write-down of oil and gas assets in the amount of $5,727,000. See Note 2 to the Consolidated Financial Statements herein. The following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended December 31, 1998, decreased $815,000, or 32%, to $1,749,000 from $2,564,000 reported for the corresponding fiscal 1998 period. Oil volumes produced during the fiscal 1999 quarter decreased 7% to 98,000 barrels from 105,000 barrels in the prior year's quarter, decreasing revenue by $124,000. Domestic gas volumes produced decreased 3% to 327,000 Mcf in the current quarter compared to 336,000 Mcf in the

/Page

quarter ended December 31, 1997, resulting in a $17,000 decrease in revenues. These volume decreases are attributable to sales of producing properties and to natural production declines. Average oil prices decreased 42% to $10.23 for the three months ended December 31, 1998, from $17.70 for the corresponding prior year's quarter, resulting in a $732,000 decrease in revenue. Gas prices relating to domestic production decreased 23% to $1.48 in the current quarter versus $1.91 in the prior year's quarter, resulting in a $141,000 revenue decrease. Included in revenue for the quarter ended December 31, 1998, are revenues of $223,000 on sales of 181,000 Mcf, or $7.39 per equivalent barrel produced ("BOE"), from the Comet Ridge coalbed methane project in Queensland, Australia. There was no revenue from Australian gas sales during the prior year quarter, as sales from the project commenced in February 1998. Saltwater disposal and other income decreased $24,000 from the corresponding fiscal 1998 quarter.

Operating expenses decreased $118,000, or 9%, to $1,145,000 in the quarter ended December 31, 1998, from $1,263,000 reported in the corresponding quarter in fiscal 1998. The Company's average domestic lifting cost per BOE decreased to $6.59 in the three months ended December 31, 1998, from $7.55 in the prior year's three-month period. This decrease was attributable primarily to a decrease in production taxes. The average lifting cost related to Comet Ridge production was $6.49 per BOE for the quarter ended December 31, 1998. There were no operating expenses related to this project during the prior year quarter as sales had not yet commenced. The Company believes that operating expenses for the Comet Ridge project have been higher than they should be and that current operations should be generating positive cash flows. The Company is currently involved in litigation with the operator concerning this and other matters. See Note 6 to the Consolidated Financial Statements herein.

General and administrative expenses increased $243,000, or 57%, to $672,000 in the quarter ended December 31, 1998, from $429,000 in the quarter ended December 31, 1997. This increase is primarily attributable to litigation costs associated with the Comet Ridge coalbed methane project. See Note 6 to the Consolidated Financial Statements herein.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended December 31, 1998, increased by $199,000, or 21%, to $1,160,000 from $961,000 in the prior year quarter. The increase is attributable both to DD&A related to the Company's Australia project for which there was no DD&A expense in the prior year quarter and to significant revisions in reserve estimates at December 31, 1998 due to price declines.

Interest income decreased $12,000, or 75%, to $4,000 in the quarter ended December 31, 1998, from $16,000 in the corresponding prior year quarter due to a decrease in the average quarterly balance of cash and cash equivalents.

Interest expense increased $193,000, or 87%, to $414,000 in the first quarter of fiscal 1999 from $221,000 in the first quarter of fiscal 1998. The increase is attributable to an increase in outstanding bank debt over the fiscal quarter ended December 1997 and additional borrowings from Slough. When capitalized interest during the first quarter of fiscal 1998 is included as an expense, the increase in interest expense was $108,000. Bank debt was reduced by $4,700,000 on December 22, 1998. See Note 3 to the Consolidated Financial Statements herein.

A foreign currency exchange gain of $26,000 was recognized during the quarter ended December 31, 1998 related to revenue from the Comet Ridge project in Queensland, Australia. There was no such gain or loss in the prior year period as gas sales from the project had not commenced.

Net loss during the quarter ended December 31, 1998, included $3,000 attributable to the minority interest held by Slough in the Australian subsidiary. The minority interest was acquired by Slough on December 22, 1998. See Note 4 to the Consolidated Financial Statements herein.

/Page


                             PART II - OTHER INFORMATION
                            ---------------------------


ITEM 1.   Legal Proceedings

          See Note 6 to the consolidated financial statements under Part I -
          Item 1.

ITEM 2.   Changes in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  EXHIBITS:

               Filed in Part I

                    11.  Computation of per share earnings

               Filed in Part II

                    4.58 Promissory Note dated December 22, 1998, in the amount of $5,500,000 issued by the Registrant to Slough Estates USA Inc., filed herewith.

                    4.59 Loan Agreement and Promissory Note dated December 22,
                         1998, in the amount of $6,000,000 between Registrant and Slough Estates USA Inc., filed herewith.

                    4.60 Security Agreement dated December 22, 1998, between the
                         Registrant and Slough Estates USA Inc., filed herewith.

                    4.61 Pledge of Stock dated December 22, 1998, between the
                         Registrant and Slough Estates USA Inc., filed herewith.

                    4.62 Second Amendment of Subordination Agreement dated
                         December 22, 1998, between Slough Estates USA Inc., and US Bank, N.A. f/k/a Colorado National Bank, filed herewith.

                   10.58 Warrant to Purchase the Registrant's common stock dated
                         December 22, 1998, issued to Slough Estates USA Inc., filed herewith.

                   10.59 Subscription Agreement to purchase Registrant's common stock dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed herewith.

                      27 Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K:

          On December 4, 1998, the Registrant filed a Current Report on Form 8-K incorporating by reference a press release dated November 23, 1998, announcing the agreement entered into with its largest shareholder, Slough Estates USA Inc. ("Slough") for Slough to provide the Registrant financing of $11.7 million.


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


                                   Tipperary Corporation
                                   --------------------------------------------
                                   Registrant



Date:     February 16, 1999        By:  /s/ David L. Bradshaw
                                   ---------------------------------------------
                                   David L. Bradshaw, President, Chief Executive
                                   Officer and Chairman of the Board of
                                   Directors




Date:     February 16, 1999        By:  /s/ Lisa S. Wilson
                                   ---------------------------------------------
                                   Lisa S. Wilson, Chief Financial Officer


