Form 10-Q/A
period 1998-12-31
TIPPERARY CORP
filed 1999-04-01
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q/A

                                    AMENDMENT NO. 1


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

/Page

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Form 10-Q/A

The purpose of this Amendment No. 1 to the Company's quarterly report on Form 10-Q for the three months ended December 31, 1998, is to restate the weighted average number of shares outstanding in the calculation of its net loss per share to properly reflect two million shares of common stock which were issued on December 22, 1998.


                                     Index


                                                                       Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         December 31, 1998 and September 30, 1998             1

                         Consolidated Statement of Operations
                         Three months ended December 31, 1998 and 1997        2

                         Consolidated Statement of Cash Flows
                         Three months ended December 31, 1998 and 1997        3

                         Notes to Consolidated Financial Statements         4-6

SIGNATURES                                                                    7

EXHIBIT 27               Financial Data Schedule                              8

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

/Page

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)



                                                          Three months ended
                                                             December 31,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
Revenues                                               $  1,749       $  2,564

Costs and expenses:
     Operating                                            1,145          1,263
     General and administrative                             672            429
     Depreciation, depletion and amortization             1,160            961
     Write-down of oil and gas properties                 5,727              -
                                                       --------       --------

          Total costs and expenses                        8,704          2,653
                                                       --------       --------

          Operating income (loss)                        (6,955)           (89)

Other income (expense):
     Interest income                                          4             16
     Interest expense                                      (414)          (221)
     Foreign currency exchange gain                          26              -
                                                       --------       --------

          Total other expense                              (384)          (205)
                                                       --------       --------

     Income (loss) before income tax                     (7,339)          (294)

Current income tax expense                                    -              -
                                                       --------       --------

Net income (loss) before minority interest               (7,339)          (294)

Minority interest in loss of subsidiary                       3              -
                                                       --------       --------

Net income (loss)                                      $ (7,336)      $   (294)
                                                       ========       ========

Net income (loss) per share - basic and diluted        $   (.55)      $   (.02)
                                                       ========       ========

Weighted average shares outstanding                      13,351         13,086
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

NOTE 5 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Numerator:
     for basic and diluted net income (loss) per share
     -------------------------------------------------
       - net income
     (loss) available to common stockholders              $  (7,336)  $    (294)

Denominator:
     for basic net income (loss) per share
     -------------------------------------
       - weighted average
     shares outstanding                                      13,351      13,086

     for diluted net income (loss) per share
     ---------------------------------------
       - adjusted weighted
     average shares outstanding and assumed conversion
       of dilutive option shares                             13,351      13,086

Basic loss per share                                      $   (0.55)  $   (0.02)

Diluted loss per share                                    $   (0.55)  $   (0.02)


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


                                   Tipperary Corporation
                                   --------------------------------------------
                                   Registrant



Date:     April 1, 1999         By:  /s/ David L. Bradshaw
                                   ---------------------------------------------
                                   David L. Bradshaw, President, Chief Executive Officer and Chairman of the Board of Directors




Date:     April 1, 1999         By:  /s/ Lisa S. Wilson
                                   ---------------------------------------------
                                   Lisa S. Wilson, Chief Financial Officer


