Form 10-Q
period 1999-03-31
TIPPERARY CORP
filed 1999-05-17
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                               ----------------------

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
Yes    X       No
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at May 17, 1999
----------------------------                 ---------------------------
Common Stock, $.02 par value                 15,133,955 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         March 31, 1999 and September 30, 1998               1

                         Consolidated Statement of Operations
                         Three months and six months ended
                         March 31, 1999 and 1998                             2

                         Consolidated Statement of Cash Flows
                         Six months ended March 31, 1999 and 1998            3

                         Notes to Consolidated Financial Statements        4-6

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-12

          Item 3.   Quantitative and Qualitative Disclosure about
                      Market Risk                                           13

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       14

          Item 2.   Changes in Securities                                   14

          Item 3.   Defaults Upon Senior Securities                         14

          Item 4.   Submission of Matters to a Vote of Security Holders     14

          Item 5.   Other Information                                       14

          Item 6.   Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                                  15

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)

                                                     March 31,   September 30,
                                                       1999           1998
                                                  -------------  -------------
                                                   (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                       $      959     $      633
     Receivables                                          1,204          1,408
     Inventory                                              217            218
     Other current assets                                   117             66
                                                  -------------  -------------
          Total current assets                            2,497          2,325
                                                  -------------  -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method           132,272        136,647
     Other property and equipment                         2,591          2,571
                                                  -------------  -------------
                                                        134,863        139,218
Less accumulated depreciation, depletion and
  amortization                                          (94,437)       (92,626)
                                                  -------------  -------------
     Property, plant and equipment, net                  40,426         46,592
                                                  -------------  -------------

Noncurrent portion of deferred income taxes, net          1,573          1,573
Other noncurrent assets                                     120            270
                                                  -------------  -------------
                                                  $      44,616  $      50,760
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $         919            680
     Accrued liabilities                                    237            341
     Production taxes payable                                92            103
     Royalties payable                                      196            156
                                                  -------------  -------------
          Total current liabilities                       1,444          1,280
                                                  -------------  -------------

Long-term debt                                           11,800         16,500
Long-term note payable - related party                    6,500          2,700
Commitments and contingencies (Note 6)

Minority interest                                           572              -

Stockholders' equity
     Common stock; par value $.02; 20,000,000
       shares authorized; 15,161,755 issued and
       15,133,955 outstanding in March; 13,161,755
       issued and 13,133,955 outstanding in
       September                                            303            263
     Capital in excess of par value                     107,988        105,564
     Accumulated deficit                                (83,920)       (75,476)
     Treasury stock, at cost; 27,800 shares                 (71)           (71)
                                                  -------------  -------------
          Total stockholders' equity                     24,300         30,280
                                                  -------------  -------------
                                                  $      44,616  $      50,760
                                                  =============  =============



            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                   Three months ended       Six months ended
                                        March 31,               March 31,
                                   -------------------    -------------------
                                     1999       1998          1999      1998
                                     ----       ----          ----      ----

Revenues                           $  1,608   $  2,244    $  3,357   $  4,808

Costs and expenses:
     Operating                        1,115      1,188       2,260      2,451
     General and administrative         566        453       1,238        882
     Depreciation, depletion and
       amortization                     720        984       1,880      1,945
     Write-down of oil and gas
       properties                         -          -       5,727          -
                                   --------   --------    --------   --------

          Total costs and expenses    2,401      2,625      11,105      5,278
                                   --------   --------    --------   --------

          Operating loss               (793)      (381)     (7,748)      (470)

Other income (expense):
     Interest income                      4          6           8         22
     Interest expense                  (350)      (330)       (764)      (551)
     Foreign currency exchange
       gain (loss)                       (4)         -          22          -
                                   --------   --------    --------   --------

          Total other expense          (350)      (324)       (734)      (529)
                                   --------   --------    --------   --------

          Loss before income
            taxes                    (1,143)      (705)     (8,482)      (999)

Income tax expense                        -          -           -          -
                                   --------   --------    --------   --------

Net loss before minority interest    (1,143)      (705)     (8,482)      (999)

Minority interest in loss of
  subsidiary                             35          -          38          -
                                   --------   --------    --------   --------

Net loss                           $ (1,108)  $   (705)   $ (8,444)  $   (999)
                                   ========   ========    ========   ========

Net loss per share -
     basic and diluted             $   (.07)  $   (.05)   $   (.59)  $   (.08)
                                   ========   ========    ========   ========

Weighted average shares
  outstanding                        15,134     13,122      14,233     13,103
                                   ========   ========    ========   ========







            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)


                                                         Six months ended
                                                            March 31,
                                                    -------------------------
                                                       1999           1998
                                                    ----------     ----------

Cash flows from operating activities:
Net loss                                            $   (8,444)    $     (999)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation, depletion and amortization            1,880          1,945
     Write-down of oil and gas properties                5,727              -
     Minority interest in loss of subsidiary               (38)             -
     Change in assets and liabilities:
          Decrease in receivables                          204            541
          (Increase) decrease in inventory                   1            (21)
          Increase in other current assets                 (51)          (106)
          Increase (decrease) in accounts payable,
            accrued liabilities and production
            taxes payable                                  124           (655)
          Decrease in advances from joint owners             -           (165)
          Increase (decrease) in royalties payable          40             (4)
          Other                                              -             (4)
                                                    ----------     ----------
Net cash provided by (used in) operating
  activities                                              (557)           532
                                                    ----------     ----------

Cash flows from investing activities:
  Proceeds from asset sales                                705          1,456
  Capital expenditures                                  (2,077)        (6,037)
                                                    ----------     ----------
Net cash used in investing activities                   (1,372)        (4,581)
                                                    ----------     ----------

Cash flows from financing activities:
  Proceeds from borrowing                                3,800          1,300
  Principal repayments                                  (4,700)             -
  Proceeds from issuance of stock                        2,239            184
  Proceeds from subsidiary sale of stock                   610              -
  Proceeds from issuance of warrants                       310              -
  Payments for debt and equity financing                    (4)             -
                                                    ----------     ----------
Net cash provided by financing activities                2,255          1,484
                                                    ----------     ----------

Net increase (decrease) in cash and cash
  equivalents                                              326         (2,565)

Cash and cash equivalents at beginning of period           633          3,529
                                                    ----------     ----------

Cash and cash equivalents at end of period          $      959     $      964
                                                    ==========     ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                          $      652     $      632
  Income taxes                                      $        -     $        -



            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at March 31, 1999, and the results of its operations for the three-month and six-month periods ended March 31, 1999 and 1998. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd., and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1998. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be adopted by the Company effective October 1, 1999. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company does not believe that adoption of this SFAS 133 will have a material impact on its financial statements.

NOTE 2 - WRITE-DOWN OF OIL & GAS PROPERTIES

During the six-month period ended March 31, 1999, the Company recorded a $5,727,000 write-down of its U.S. oil and gas properties. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed quarterly on a country-by-country basis. Based on December 31, 1998 oil and gas prices, the Company's domestic full cost pool book value exceeded its ceiling test value by $5,727,000. Accordingly, the book value of the Company's oil and gas properties was written down by this amount as of December 31, 1998.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)



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

The commitment for the $6,000,000 loan was made to the Company's Australian subsidiary. When received, the proceeds from this loan are to be used to fund the drilling of eight wells and to expand the gathering system on the Comet Ridge project. The loan is evidenced by a five-year note bearing interest at the rate of 10% per annum. The terms of the note also provide that Slough will receive additional payments based upon a contractual payment right to 7% of the gross revenues from both the existing and eight proposed wells until the loan is paid in full, after which it will be on the eight new wells for the life of those wells. Subsequent to March 31, 1999, the Company's Australian subsidiary received approximately $275,000 advanced on this loan for the initial costs of this drilling program.

The shares of the Company's common stock were issued to Slough at a premium over the market value on the date of closing. Of the $4,000,000 received by the Company, $2,239,000 was recorded as proceeds from the issuance of common stock, net of equity financing costs of $136,000, and the premium of $1,625,000 was recorded as proceeds attributable to other assets acquired by Slough in the transaction. Approximately $705,000 of the premium was allocated to the value of the contractual payment right and was treated as a sale of a portion of the Company's share of reserves in the Comet Ridge project. In accordance with the requirements of the full cost method of accounting, the Australian full cost pool was reduced by this amount. In connection with this transaction, the Company issued to Slough ten percent of the common stock of the Australian subsidiary and a warrant to purchase up to 500,000 shares of the Company's common stock at $3.00 per share, exercisable during a five-year period beginning in December 2000 and ending in December 2005. The remainder of the premium was assigned to the warrant and to the common stock of the subsidiary in the amounts of $310,000 and $610,000, respectively.

The loan of $1,700,000 was consolidated with previous loans from Slough into a total note payable of $5,500,000 as of December 31, 1998. The $1,700,000 proceeds from this loan and the $4,000,000 proceeds from the issuance of common stock and sale of assets were used to reduce the Company's bank debt by $4,700,000 which reduced the loan balance due the bank to $11,800,000. The remaining $1,000,000 of the proceeds from the financing was retained by the Company for capital expenditures and working capital. On March 11, 1999, the Company borrowed from Slough an additional $1,000,000 and executed a new three-year note for $6,500,000. The loan agreement provides for interest to be paid quarterly at the London Interbank Offered Rate plus 3.5%.

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

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)



NOTE 5 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):


                                   Three months ended        Six months ended
                                       March 31,                March 31,
                                   ------------------       ------------------
                                     1999       1998          1999       1998
                                   -------    -------       -------    -------

Numerator:
     for basic and diluted net
     -------------------------
       loss per share -
       --------------
     net loss                      $(1,108)  $   (705)      $(8,444)  $   (999)

Denominator:
     for basic net loss per
     ----------------------
       share - weighted average
       -----
        shares outstanding          15,134     13,122        14,233     13,103

     for diluted net loss
     --------------------
       per share - adjusted weighted
       ---------
       average shares outstanding
       and assumed conversion of
       dilutive option shares       15,134     13,122        14,233     13,103

Basic loss per share               $ (0.07)  $  (0.05)      $ (0.59)  $  (0.08)
                                   =======   ========       =======   ========

Diluted loss per share             $ (0.07)  $  (0.05)      $ (0.59)  $  (0.08)
                                   =======   ========       =======   ========


Potentially dilutive common stock shares from the exercise of options and warrants were antidilutive for the three and six-month period ended March 31, 1999 and 1998, and therefore were not included in the computation of loss per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled TIPPERARY CORPORATION AND TIPPERARY OIL & GAS (AUSTRALIA) PTY LTD. V. TRI-STAR PETROLEUM COMPANY, Cause No. CV42,265, in the District Court of Midland County, Texas.
The complaint, which concerns the Comet Ridge coalbed methane project in Queensland, Australia, alleges that Tri-Star Petroleum Company ("Tri-Star"), operator of the project, has failed to perform its duties under the operating agreement, and seeks the removal of Tri-Star as operator, an accounting of expenses charged to the joint interest account and unspecified amounts for damages for breach of contract. Among the allegations in the complaint are that Tri-Star has refused to allow the Company to inspect the books and records of the project, has attempted to block the Company's right to take its proportionate share of gas production in kind, may have improperly billed expenses to the joint interest owners and has an impermissible conflict of interest precluding it from acting as a reasonable and prudent operator. Tri-Star has answered the complaint denying the claims and has filed a counterclaim alleging that the Company has breached the operating agreement and interfered with prospective contracts and business relations. Two additional non-operating joint interest owners recently intervened in the action as plaintiffs, asserting a claim for the removal of Tri-Star as operator, and other claims similar to those asserted by the Company. Discovery is in process.

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

OVERVIEW

Tipperary Corporation and its subsidiaries are principally engaged in the production and development of and exploration for crude oil and natural gas.
The Company's major areas of operations are in the Permian Basin, Rocky Mountain and Mid-Continent areas of the United States, and in Queensland, Australia, where it is involved in the development of a coalbed methane project. The Company seeks to increase its oil and gas reserves through exploration, exploitation and development projects and occasionally through the purchase of producing properties.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and temporary investments of $959,000 as of March 31, 1999 compared to $633,000 as of September 30, 1998. At March 31, 1999, the Company had working capital of $1,053,000 compared to working capital of $1,045,000 as of September 30, 1998. In recent years, the Company's primary sources of funding have been operating cash flows, debt and equity financing and sales of non-core producing properties. During the six months ended March 31, 1999, cash flows were provided by sales of assets to and debt and equity financing from Slough Estates USA Inc. ("Slough"), the Company's largest shareholder. These proceeds were used to reduce bank debt and for capital expenditures and operating activities.

Net cash used in operating activities was $557,000 during the first six months of fiscal 1999 compared to $532,000 provided by operating activities during the corresponding period in the prior year. The increase in net cash used in operating activities was attributable to lower oil production volumes and significantly lower U.S. oil and gas prices in the six months ended March 31, 1999, as compared to the prior fiscal year period.

During the six months ended March 31, 1999, net cash provided by financing activities was $2,255,000. Total borrowings of $3,800,000 included $1,700,000 received from Slough in connection with the financing transaction which closed in December 1998 (see Note 3 to the Consolidated Financial Statements herein), and other loans from Slough received during the current fiscal year totaling $2,100,000. In connection with the December 1998 financing transaction, the Company also received $4,000,000 from the issuance of 2,000,000 shares of the Company's common stock to Slough. Since these shares were issued at a premium over the market value of the stock on the date of closing, $2,239,000 was recorded as proceeds from the issuance of common stock, net of equity financing costs of $136,000, and the premium of $1,625,000 was attributable to other assets acquired by Slough in the transaction. Of the total $1,625,000 proceeds, $705,000 was for contractual payment rights to revenue from the Australian reserves, $610,000 was for the minority interest in the Australian subsidiary, and $310,000 was for a warrant Slough received to acquire restricted shares of the Company's common stock. The total cash proceeds from this transaction with Slough were $5,700,000. The Company used $4,700,000 to reduce bank debt and $1,000,000 for capital expenditures and working capital. Additional borrowings in the amount of $2,100,000 have also been used to fund capital expenditures.

During the six months ended March 31, 1998, net cash provided by financing activities of $1,484,000 included additional bank borrowings of $1,300,000 and $184,000 of proceeds received in connection with the issuance of 50,000 shares of the Company's common stock to a former director pursuant to the exercise of warrants and the issuance of 30,584 common shares to employees pursuant to the 1987 Employee Stock Option Plan.

During the six months ended March 31, 1999, the Company incurred capital expenditures of $2,077,000 and received proceeds of $705,000 for the contractual payment right to revenue from the Comet Ridge project discussed above. A total of approximately $1,777,000 was expended for the Comet Ridge project. Costs of approximately $300,000 were attributable to seismic data gathering activities. Two additional wells were drilled and cased and are awaiting completion. The Company's share of the costs to drill these wells was approximately $400,000. Of the remaining expenditures in the Comet Ridge area, approximately $210,000 was invested in well equipment inventory and in the gas gathering facility and $557,000 was expended for other capital items. Capital expenditures related to disputed billings totaling approximately $310,000 have been paid to the 238th Judicial District Court of Midland County, Texas, in the litigation with Tri-Star Petroleum Company. See Note 6 to the Consolidated Financial Statements herein. Year-to-date capital expenditures for domestic operations of approximately $300,000 included $79,000 for the purchase of additional interests in two of the Company's operated wells, non-producing leasehold costs of $54,000 and development costs and other capital expenditures of $167,000.

During the six months ended March 31, 1998, the Company incurred capital expenditures of $6,037,000 and received proceeds of $1,456,000 from a sale of producing properties, resulting in net cash used in investing activities of $4,581,000. The capital expenditures included an investment of $4,493,000 in the Comet Ridge coalbed methane project in Queensland, Australia and $1,544,000 in domestic exploration and other costs. The Comet Ridge project expenditures at March 31, 1998, of $4,493,000 included approximately $3,200,000 toward the purchase of an additional 5% interest in the project which increased the Company's interest to 55.75% of capital costs and 52.20% of operating expenses, and its net revenue interest to 46.22% prior to project payout. Subsequent to payout, the Company's interest is 45.35% of costs and 39.99% of revenues. Costs for gas gathering and compression charges and other capital items totaled $1,293,000. Domestic capital expenditures of $1,544,000 in the fiscal 1998 period included exploration costs of approximately $987,000, non-producing leasehold acquisition costs of approximately $331,000 and other capital expenditures of $226,000. The Company's domestic exploration activities were focused in the Williston Basin of Montana and North Dakota.

The Company in recent years has hedged a portion of its oil production to provide a minimum weighted average sales price. The Company has entered into several swap agreements which provide a hedge on an average of approximately 55% of its projected oil production for the months of April through July 1999. Swap agreements covering 20,000 barrels of oil per month for April and May were entered into with an average NYMEX floor price of $14.85 per barrel. The Company has hedged 15,000 barrels of June production and 10,000 barrels of July production at an average NYMEX price of $16.32 and $17.68 per barrel, respectively. The Company's actual price received for oil at the wellhead during the six months ended March 31, 1999, was $2.73 per barrel below the average NYMEX oil price. The Company received net payments related to its hedging activities of $23,000 during the six months ended March 31, 1999, as compared to $253,000 for the corresponding period in the prior fiscal year. Of the total payments received in the first six months of fiscal 1998, $22,000 was received during the first quarter and $231,000 was received during the second quarter. The $23,000 received during fiscal 1999 was received during the first quarter with no production hedged during the second quarter.

The Company's bank credit agreement (the "agreement") contains provisions for both fixed rate and variable rate borrowings. The loan agreement, as amended, provides for a two-tranche revolver with interest at either the London Interbank Offered Rate ("LIBOR") plus 2.5%, or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding bank debt at March 31, 1999 of $11,800,000 was under LIBOR loans. At September 30, 1998, the Company had outstanding bank debt of $16,500,000 under both LIBOR and Base Rate loans. The weighted average interest rate was 7.44% as of March 31, 1999, and 8.48% as of September 30, 1998. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a three-year term loan. The Conversion Date was recently extended by the bank from October 5, 1999 to October 5, 2000.

Certain of the Company's domestic oil and gas properties have been pledged as security for the bank loan, and the Company recently pledged other unencumbered properties at the request of the bank. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At March 31, 1999, the borrowing base was $11,800,000. The borrowing base is subject to redetermination semi-annually and based on discussions with the bank, the Company anticipates a substantial reduction in the borrowing base during the third quarter of fiscal 1999. This anticipated reduction is primarily a result of the recent low product prices. The agreement provides that the Company cure a borrowing base deficiency within 30 days; however, the bank may provide the Company an extension of time in which to do so. The deficiency would have to be cured by reducing the principal balance of the outstanding loan to an amount equal to or less than the borrowing base, since no additional collateral is available to increase the borrowing base. The Company has not yet determined how it will eliminate the anticipated borrowing base deficiency, but has begun evaluating its options, which include a re-financing or substantial sale of assets.

Due to the severe decline in oil and gas prices, the Company recorded a non-cash write-down of its United States full cost pool as of December 31, 1998, in the amount of $5,727,000. Price declines during the first quarter of fiscal 1999 caused a significant reduction of estimated future net revenues associated with the Company's reserves. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related taxes. This "ceiling test" is performed quarterly. Based on oil and gas prices at December 31, 1998, the Company's full cost pool exceeded the calculated "ceiling test" value by $5,727,000. Accordingly, the book value of the Company's oil and gas properties was written down by this amount as of December 31, 1998.

Extremely low oil and gas prices during the six months ended March 31, 1999, resulted in negative operating cash flows and caused the Company to shut in approximately 10% of its operated domestic oil and gas production and to reduce general and administrative expenses. A 20% staff reduction and reduction in other expenses resulted in a 25% decrease in budgeted general and administrative expenses, excluding litigation costs associated with the Comet Ridge project. The effect of these reductions should be realized beginning with the third quarter of fiscal 1999. Cash compensation paid during a three-month period ended April 30, 1999, was also reduced as certain Company officers accepted a portion of their compensation in the form of restricted shares of the Company's common stock. While oil and gas prices have improved significantly since March 31, 1999, management continues to monitor general and administrative expenses in an effort to improve operating cash flows. Improved cash flows subsequent to March 31, 1999, resulting from increased prices, are currently being partially offset by lower production volumes resulting from natural production declines and from wells that were shut in during the six months ended March 31, 1999. The Company continues to evaluate its general and administrative expenses and the economics of its domestic oil and gas production in an effort to maximize operating cash flows.

As discussed above, the Company may seek new financing or a sale of assets to cure the anticipated substantial borrowing base reduction. The Company's ability to fund the current minimal level of capital expenditures both domestically and in Australia will depend not only on how bank debt is reduced, but also on the Company's ability to generate positive cash flow from its operations. An eight-well drilling program on the Comet Ridge coalbed methane project will be financed with the proceeds from a $6,000,000 loan commitment from Slough. Subsequent to March 31, 1999, Slough advanced approximately $275,000 for the initial costs of this drilling program. See
Note 3 to the Consolidated Financial Statements herein. Management believes positive cash flows could result in the near term with current oil and gas prices and production levels. In addition, if the Company is successful in causing a reduction in operating and litigation expenses of the Comet Ridge project, cash flows could improve significantly. In order to replace reserves in the United States, additional financing would likely be necessary. However, to the extent that development drilling in the Comet Ridge project is successful, management anticipates that additional revenues from gas sales could alleviate the need for such financing.

YEAR 2000

The following information constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The year 2000 compliance issue, which is common to most companies, concerns the inability of computer information systems to properly recognize and process date-sensitive information as the year 2000 approaches. This could result in errors in information or significant system failures causing disruptions of normal business operations. The Company is in the process of evaluating its computer information and communication systems for Year 2000 readiness and has hired an outside consulting firm to advise and assist the Company with this compliance project.

The Company expects to resolve all issues relating to reprogramming, replacing and testing the affected computer systems prior to September 1, 1999, so that they are year 2000 compliant. To this end, the Company upgraded its core management information system during February 1999. The Company's management information software applications have been modified and certified to be year 2000 compliant by its software vendor. This modified software was installed in March 1999. An on-site testing program is in process and is expected to be completed by June 30, 1999. In addition, the Company is currently conducting an inventory, review and assessment of its desktop computers, networks, servers and software applications to determine whether they are year 2000 compliant. Management is also reviewing internal non-information technology systems for year 2000 readiness and believes that they are year 2000 compliant.

The Company has begun the process of contacting significant suppliers, purchasers, financial institutions, and other key business partners to ascertain their year 2000 readiness and to assess the extent to which the Company's operations may be impacted should those organizations fail to properly update their computer systems. The Company cannot assure that there will not be material adverse effects if these third parties fail to convert their systems in a timely manner and currently believes this to be its most significant risk relating to the year 2000 issue. In order to mitigate the risk of potential failure of third parties to achieve year 2000 compliance, contingency plans will be developed.

Compliance costs incurred to date have not been material and the total cost of the year 2000 project is not expected to be material. Funding has been and will continue to be provided by operating cash flows and expensed as incurred. Time and cost estimates are based on currently available information. Actual results could differ materially from these estimates.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999, AND 1998

The Company reported a net loss of $1,108,000 for the three months ended March 31, 1999, compared to net loss of $705,000 for the three months ended March 31, 1998. Operating losses increased $412,000 to a loss of $793,000 in the fiscal 1999 quarter from an operating loss of $381,000 in the corresponding quarter of
fiscal 1998.   The increase in operating losses is primarily due to
significantly lower oil and gas prices received during the three months ended March 31, 1999, as compared to the prior year quarter. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended March 31, 1999, decreased $636,000, or 28%, to $1,608,000 from $2,244,000 in the corresponding fiscal 1998 quarter. Oil volumes produced during the second fiscal 1999 quarter decreased 19,000 barrels, or 18%, to 84,000 barrels versus 103,000 barrels in the prior year quarter, decreasing revenue by $294,000. Gas volumes sold from the Company's U.S. properties increased 22,000 Mcf, or 7%, to 336,000 Mcf in the current quarter compared to 314,000 Mcf in the three months ended March 31, 1998, resulting in a $39,000 increase in revenue. The oil volume decrease was the result of production curtailments in response to low oil prices and natural production declines that occur over the lives of producing wells. The increase in gas volumes was attributable to favorable gas balancing adjustments in the fiscal quarter ended March 31, 1999. Average oil prices decreased 33% to $10.32 per barrel for the three months ended March 31, 1999, from $15.45 per barrel for the corresponding prior year quarter, resulting in a $431,000 decrease in revenue. Domestic gas prices decreased 18% to $1.43 per Mcf in the current year quarter versus $1.75 in the prior year quarter, resulting in a $108,000 revenue decrease. Sales from the Company's Comet Ridge coalbed methane project in Queensland, Australia for the quarter ended March 31, 1999, were $240,000 as compared to $73,000 in the second quarter of fiscal 1998. Sales volumes increased 129,000 Mcf, or 230%, to 185,000 Mcf from 56,000 Mcf in the corresponding prior year's quarter, contributing $170,000 to increases in revenue. The increase in sales volumes reflects production for a full three months in the current year quarter, whereas in the prior year quarter, sales from the Comet Ridge project did not commence until February 1998. The U.S. dollar equivalent of gas prices received remained relatively flat decreasing 2% to $1.30 per Mcf in the quarter ended March 31, 1999, from $1.32 per Mcf in the quarter ended March 31, 1998, resulting in a slight decrease of $3,000 in Australia revenues. Saltwater disposal and other income decreased $9,000 from the corresponding quarter in the prior fiscal year.

Operating expenses decreased $73,000, or 6%, to $1,115,000 from $1,188,000 reported in the corresponding quarter in fiscal 1998. The Company's average domestic lifting cost per BOE decreased 5% to $6.59 in the three months ended March 31, 1999, from $6.94 in the prior year's three month period. These decrease were primarily attributable to reduced operating expenses for shut in wells and to a decrease in production taxes resulting from lower oil and gas prices. A decrease of $170,000 in the Company's domestic operating expenses was offset by an increase of $97,000 in Comet Ridge expenses in the current fiscal quarter. The increase was the result of costs incurred for a full three months of production in the quarter ended March 31, 1999, versus costs relating to only a partial quarter's operating activity in the three months ended March 31, 1998. The Company's average lifting cost for the Comet Ridge project was $5.74 per BOE in the current fiscal quarter as compared to $8.68 per BOE in the prior year quarter. Increased sales in the current year quarter caused the lifting cost per BOE to decline from the quarter ended March 31, 1998. Monthly operating and capital expenditures billed for the Comet Ridge project have generally exceeded revenues from the project. The Company has disputed certain charges, as discussed above, and believes that operating expenses on a per-well basis can be reduced and is currently involved in litigation with the operator concerning this and other matters. See Note 6 to the Consolidated Financial Statements herein.

General and administrative expenses increased by $113,000, or 25%, to $566,000 during the three months ended March 31, 1999, compared to $453,000 for the prior year period. The increase was due to litigation costs associated with the Comet Ridge coalbed methane project.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 1999, decreased by $264,000, or 27%, to $720,000 from $984,000 reported for the comparable fiscal 1998 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting primarily from the write-down of the full cost pool effective December 31, 1998. DD&A expense for the second quarter of fiscal 1999 includes approximately $140,000 related to the Company's Australia project as compared to total DD&A for Australia of $14,000 for the three months ended March 31, 1998. The increase is due to increased production volumes in the current fiscal quarter.

Interest income decreased $2,000, or 33%, to $4,000 in the quarter ended March 31, 1999, from $6,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the three months ended March 31, 1999, increased $20,000, or 6%, to $350,000 from $330,000 for the three months ended March 31, 1998, due to an increase in long-term debt.

A foreign currency exchange loss of $4,000 was recognized during the quarter ended March 31, 1999, related to revenue from the Comet Ridge project in Queensland, Australia. There was no such gain or loss in the prior year period.

Net loss during the quarter ended March 31, 1999, excluded $35,000 attributable to the minority interest held by Slough Estates USA Inc., in the Australian subsidiary. The minority interest was acquired by Slough on December 22, 1998. See Note 4 to the Consolidated Financial Statements herein.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1999, AND 1998

The Company reported a net loss of $8,444,000 for the six months ended March 31, 1999, compared to a net loss of $999,000 for the six months ended March 31, 1998. Operating losses increased $7,278,000 to a loss of $7,748,000 in the first six months of fiscal 1999 from a loss of $470,000 in the prior year period. This increase was attributable primarily to the non-cash write-down of domestic oil and gas assets in the amount of $5,727,000 in fiscal 1999 as well as to lower oil and gas prices and a decrease in production volumes during the first six months of fiscal 1999 as compared to the first half of fiscal 1998. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the six months ended March 31, 1999, decreased $1,451,000, or 30%, to $3,357,000 from $4,808,000 in the corresponding fiscal
1998 period. Oil volumes sold decreased 26,000 barrels, or 13%, to 182,000 barrels versus 208,000 barrels in the prior year period, decreasing revenue by $431,000. Domestic gas volumes sold remained relatively flat increasing 13,000 Mcf, or 2%, to 663,000 Mcf in the current year period compared to 650,000 Mcf in the six months ended March 31, 1998, resulting in a $24,000 increase in revenues. The oil volume decrease was due to reduced production from wells on which production was shut in or curtailed in response to low oil and gas prices as well as to natural production declines that occur over the lives of producing wells. Average oil prices decreased 38% to $10.26 per barrel for the six months ended March 31, 1999, from $16.58 per barrel for the corresponding prior year period, resulting in a $1,150,000 decrease in revenue. Prices received by the Company for domestic gas sales decreased 21% to $1.45 per Mcf in the current year period versus $1.84 in the prior year period, resulting in a $259,000 revenue decrease. An increase in revenues of $390,000 was attributable to sales from the Comet Ridge coalbed methane project in Queensland, Australia, which generated revenues of $463,000 on sales of 366,000 Mcf of gas in the six months ended March 31, 1999, as compared to revenues of $73,000 on sales of 56,000 Mcf in the prior fiscal year period. This increase reflected six months of coalbed methane production recorded for the current fiscal period, as opposed to approximately two months sales recorded for the prior period, as gas sales did not commence until February 1998. A 5% decrease in the average U.S. dollar equivalent gas price received to $1.26 per Mcf in the current fiscal period from

$1.32 per Mcf in the prior fiscal year period was attributable to exchange rate fluctuations. Saltwater disposal and other income decreased $25,000 from the corresponding fiscal 1998 period.

Operating expenses related to the Company's domestic properties decreased $484,000, or 20%, to $1,886,000 from $2,370,000 reported in the fiscal 1998 period. The Company's average lifting cost per equivalent barrel of domestic production decreased 9% to $6.59 in the first six months of fiscal 1999 from $7.25 in the prior year period. These decreases were attributable to reduced operating costs related to shut in wells, and to a decrease in production taxes resulting from lower oil and gas prices. The six month period ended March 31, 1999, included $374,000 of operating expenses attributable to the Comet Ridge project in Australia, an increase of $293,000, or 362%, from $81,000 in the prior year period. The increase relates to costs incurred for the full period in the current fiscal year as opposed to only partial period expenses in the prior year's fiscal period as discussed above. In addition, as discussed above under results for the quarter, the Company is seeking to reduce operating and capital expenditures billed by the operator. The increase in sales volumes caused the Company's average lifting cost for the Comet Ridge project to decrease to $6.12 per BOE during the six months ended March 31, 1999, from $8.68 per BOE in the prior year period.

General and administrative expenses increased $356,000, or 40%, to $1,238,000 during the six months ended March 31, 1999, compared to $882,000 for the prior year period due primarily to an increase in legal fees attributable to the Comet Ridge litigation. See Note 6 to the Consolidated Financial Statements herein.

DD&A expense for the six months ended March 31, 1999, decreased $65,000, or 3%, to $1,880,000 from $1,945,000 reported for the comparable fiscal 1998 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting primarily from the write-down of the full cost pool as of December 31, 1998. In addition, DD&A expense for the six months ended March 31, 1999, includes approximately $262,000 related to the Company's Australia project as compared to $14,000 for the prior fiscal year-to-date. This increase relates to increased production volumes from the Comet Ridge project in the current fiscal year.

Interest income decreased $14,000, or 64%, to $8,000 in the six months ended March 31, 1999, from $22,000 in the corresponding prior year period. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the six months ended March 31, 1999, increased $213,000, or 39%, to $764,000 from $551,000 for the six months ended March 31, 1998. The increase is attributable to an increase in long-term debt.

A foreign currency exchange gain of $22,000 was recognized during the six months ended March 31, 1999, related to revenue from the Comet Ridge project in Queensland, Australia. There was no such gain or loss in the prior year period.

Net loss during the six month fiscal period ended March 31, 1999, excluded $38,000 attributable to the minority interest held by Slough in the Australian subsidiary. The minority interest was acquired by Slough on December 22, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

The Company's major market risk exposure is in pricing applicable to oil and gas production. Prices realized for oil and gas sold can vary widely in response to changing market conditions. Natural gas prices fluctuate based primarily on weather patterns and regional supply and demand, while crude oil prices fluctuate primarily upon worldwide supply and demand. In fiscal year ended September 30, 1998, average monthly oil prices realized ranged from a low of $11.37 per barrel to a high of $18.73 per barrel. In the six months ended March 31, 1999, average monthly per barrel oil prices ranged from a low of $8.18 to a high of $13.17. With respect to domestic natural gas prices received during the fiscal 1999 quarter, the average monthly price ranged from a low of $1.23 per Mcf to a high of $1.87, while for fiscal year ended September 30, 1998, the price received for domestic natural gas sales ranged from a low of $1.34 per Mcf to a high of $2.04 per Mcf.

In an effort to mitigate the effects of price volatility, the Company typically hedges a portion of its crude oil, and occasionally natural gas production through several methods. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged significant portions of its crude oil sales primarily through both "swap" agreements and put options with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company receives a floor price but sometimes retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option. The Company received approximately $23,000 from hedged oil production during the six months ended March 31, 1999. As of March 31, 1999, the Company had entered into swap contracts for the period April 1999 through July 1999 for total contract volumes of 50,000 barrels of oil at a weighted average floor price of $15.12. The fair value of these hedging contracts was approximately $(80,000) as of March 31, 1999.

INTEREST RATE RISK

The Company's risk associated with interest rate fluctuations relates to the variable rate loans under its long-term debt that are benchmarked to LIBOR interest rates. The outstanding bank debt at March 31, 1999, was $11,800,000 with interest payable at LIBOR plus 2.5%. The weighted average interest rate for the six months ended March 31, 1999, was 7.44%. Interest on long-term related party debt of $6,500,000 is payable at LIBOR plus 3.5%. The Company has not entered into derivative financial instruments, such as interest rate swaps, to hedge against fluctuations in interest rates because management does not consider such risk to be significant.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
------

          See Note 6 to the Consolidated Financial Statements under Part I -
          Item 1.

Item 2.   Changes in Securities
------

          None

Item 3.   Defaults Upon Senior Securities
------

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on January 26, 1999, and proxies for such meeting were solicited pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The table below summarizes voting results:


                                         Votes For          Votes Withheld
                                        ----------          --------------
          Kenneth L. Ancell             12,050,456               18,889
          David L. Bradshaw             12,050,456               18,889
          Eugene I. Davis               12,050,456               18,889
          Douglas Kramer                12,049,431               19,914
          Marshall D. Lees              12,050,456               18,889


          In addition, the shareholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors. The vote was 12,040,049 for, 26,459 against and 2,837 abstained.

Item 5.   Other Information
------

          None

Item 6.   Exhibits and Reports on Form 8-K
------

          (a)  Exhibits:
               --------

               Filed in Part I

                    11. Computation of per share earnings, filed herewith. See Note 5 to the Consolidated Financial Statements under Part I - Item 1.

               Filed in Part II

                  4.63 Promissory Note dated March 11, 1999, in the amount of $6,500,000 issued by Registrant to Slough Estates USA Inc., filed herewith.

                  4.64 Third Amendment of Subordination Agreement March 11, 1999, between Slough Estates USA Inc., and US Bank National Association f/k/a Colorado National Bank, filed herewith.

                  4.65 Amendment to Security Agreement dated March 11, 1999, between Registrant and Slough Estates USA Inc., filed herewith.

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


                                   Tipperary Corporation
                                   ----------------------------------------
                                   Registrant



Date:     May 17, 1999             By:       /s/ David L. Bradshaw
                                        -----------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive Officer and Chairman of
                                        the Board of Directors




Date:     May 17, 1999             By:       /s/ Lisa S. Wilson
                                        -----------------------------------
                                        Lisa S. Wilson, Chief Financial
                                        Officer