Form 10-Q
period 1999-06-30
TIPPERARY CORP
filed 1999-08-16
CIK 98410

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                            ---------------------

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
Yes      X       No
    -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                   Outstanding August 16, 1999
----------------------------                   ---------------------------
Common Stock, $.02 par value                   15,152,157 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                  Index to Form 10-Q


                                                                   Page No.


PART I.     FINANCIAL INFORMATION (UNAUDITED)

            Item 1.   Financial Statements

                           Consolidated Balance Sheet
                           June 30, 1999 and September 30, 1998          1

                           Consolidated Statement of Operations
                           Three months and nine months ended
                           June 30, 1999 and 1998                        2

                           Consolidated Statement of Cash Flows
                           Nine months ended June 30, 1999 and 1998      3

                           Notes to Consolidated Financial
                             Statements                                4-6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations   7-12

            Item 3.   Quantitative and Qualitative Disclosure about
                      Market Risk                                       13

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                 14

            Item 2.   Changes in Securities                             14

            Item 3.   Defaults Upon Senior Securities                   14

            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                           14

            Item 5.   Other Information                                 14

            Item 6.   Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                              15

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)

                                             June 30,         September 30,
                                               1999               1998
                                          -------------       -------------
                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $         906       $         633
  Receivables                                     1,286               1,408
  Inventory                                         218                 218
  Other current assets                              400                  66
                                          -------------       -------------
       Total current assets                       2,810               2,325
                                          -------------       -------------

Property, plant and equipment, at cost:
  Oil and gas properties, full cost
    method                                      133,646             136,647
  Other property and equipment                    2,603               2,571
                                          -------------       -------------
                                                136,249             139,218
Less accumulated depreciation, depletion
  and amortization                              (95,078)            (92,626)
                                          -------------       -------------
  Property, plant and equipment, net             41,171              46,592
                                          -------------       -------------

Noncurrent portion of deferred income
  taxes, net                                      1,573               1,573
Other noncurrent assets                              85                 270
                                          -------------       -------------
                                          $      45,639       $      50,760
                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $       1,307       $         680
  Accrued liabilities                               350                 341
  Production taxes payable                           44                 103
  Royalties payable                                 195                 156
  Current portion of notes payable
    - related party                                 304                   0
                                          -------------       -------------
       Total current liabilities                  2,200               1,280
                                          -------------       -------------

Long-term debt                                   11,800              16,500
Long-term notes payable - related party           7,390               2,700
Commitments and contingencies (Note 6)

Minority interest                                   538                   -

Stockholders' equity
  Common stock; par value $.02;
    20,000,000 shares authorized;
    15,161,755 issued and 15,133,955
    outstanding in June; 13,161,755
    issued and 13,133,955 outstanding
    in September                                    303                 263
  Capital in excess of par value                107,977             105,564
  Accumulated deficit                           (84,498)            (75,476)
  Treasury stock, at cost; 27,800 shares            (71)                (71)
                                          -------------       -------------
       Total stockholders' equity                23,711              30,280
                                          -------------       -------------
                                          $      45,639       $      50,760
                                          =============       =============


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                     Three months ended  Nine months ended
                                          June 30,            June 30,
                                     ------------------  ------------------
                                       1999      1998      1999      1998
                                     --------  --------  --------  --------
Revenues                             $  2,063  $  2,224  $  5,420  $  7,032


Costs and expenses:
  Operating                             1,167     1,231     3,427     3,682
  Depreciation, depletion and
    amortization                          675     1,020     2,555     2,965
  General and administrative              454       308     1,692     1,190
  Write-down of oil and gas
    properties                              -     1,399     5,727     1,399
                                     --------  --------  --------  --------

       Total costs and expenses         2,296     3,958    13,401     9,236
                                     --------  --------  --------  --------

       Operating loss                    (233)   (1,734)   (7,981)   (2,204)

Other income (expense):
  Interest income                           2         6        10        28
  Interest expense                       (393)     (397)   (1,157)     (948)
  Foreign currency exchange gain
    (loss)                                 12        (7)       34        (7)
                                     --------  --------  --------  --------

       Total other expense               (379)     (398)   (1,113)     (927)
                                     --------  --------  --------  --------

Loss before income taxes                 (612)   (2,132)   (9,094)   (3,131)

Income tax expense                          -    (1,618)        -    (1,618)
                                     --------  --------  --------  --------

Net loss before minority interest        (612)   (3,750)   (9,094)   (4,749)

Minority interest in loss of
  subsidiary                               34         -        72         -
                                     --------  --------  --------  --------

Net loss                             $   (578) $ (3,750) $ (9,022) $ (4,749)
                                     ========  ========  ========  ========

Net loss per share - basic and
  diluted                            $   (.04) $   (.29) $   (.62) $   (.36)
                                     ========  ========  ========  ========

Weighted average shares outstanding    15,134    13,131    14,533    13,113
                                     ========  ========  ========  ========


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                       Nine months ended
                                                            June 30,
                                                  --------------------------
                                                     1999           1998
                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                          $    (9,022)   $    (4,749)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
       Depreciation, depletion and amortization         2,555          2,965
       Deferred income tax expense                          -          1,618
       Write-down of oil and gas properties             5,727          1,399
       Minority interest in loss of subsidiary            (72)             -
       Change in assets and liabilities:
            Decrease in receivables                       122            502
            Increase in inventory                           -            (21)
            Increase in other current assets             (334)            (8)
            Increase (decrease) in accounts
              payable, accrued liabilities,
              production taxes payable                    577           (425)
            Increase (decrease) in royalties
              payable                                      39            (13)
            Other                                           -             (5)
                                                  -----------    -----------
Net cash provided by (used in) operating
  activities                                             (408)         1,263
                                                  -----------    -----------

Cash flows from investing activities:
  Proceeds from asset sales                               705          1,456
  Capital expenditures                                 (3,462)        (7,511)
                                                  -----------    -----------
Net cash used in investing activities                  (2,757)        (6,055)
                                                  -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowing                               4,994          1,800
  Principal repayments                                 (4,700)             -
  Proceeds from issuance of stock                       2,228            186
  Proceeds from subsidiary sale of stock                  610              -
  Proceeds from issuance of warrants                      310              -
  Payment for debt and equity financing                    (4)             -
                                                  -----------    -----------
Net cash provided by financing activities               3,438          1,986
                                                  -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                             273         (2,806)

Cash and cash equivalents at beginning of
  period                                                  633          3,529
                                                  -----------    -----------

Cash and cash equivalents at end of period        $       906    $       723
                                                  ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                        $     1,006    $     1,129
  Income taxes                                    $         -    $         -



            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at June 30, 1999, and the results of its operations for the three-month and nine-month periods ended June 30, 1999 and 1998. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil & Gas Corporation and Burro Pipeline corporation, and its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd., and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1998. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company effective October 1, 2000. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company does not believe that adoption of SFAS 133 will have a material impact on its financial statements.

NOTE 2 - WRITE-DOWN OF OIL & GAS PROPERTIES

During the nine-month period ended June 30, 1999, the Company recorded a $5,727,000 write-down of its U.S. oil and gas properties. As required under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, are limited to the present value of future net revenues, based on current oil and gas prices, from proved reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed quarterly on a country-by-country basis. Based on December 31, 1998 prices, the Company recognized a non-cash impairment of its domestic oil and gas properties in the amount of $5,727,000 pursuant to the ceiling limitation. The write-down was primarily the result of a significant decrease in crude oil and natural gas prices as of December 31, 1998. This write-down may not be reversed based upon increases in oil and gas prices in a subsequent reporting period.

NOTE 3 - RELATED PARTY TRANSACTION

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

The commitment for the $6,000,000 loan was made to the Company's Australian subsidiary. As of June 30, 1999, $1,194,000 had been advanced against this note, the proceeds of which are being used to fund an eight-well drilling program and gas gathering system expansion. The loan is evidenced by a five-year note bearing interest at the rate of 10% per annum. The terms of the note also provide that Slough will receive additional payments based upon a contractual payment right to 7% of gross revenues from both the existing and eight proposed wells until the loan is paid in full, after which it will be reduced to 7% of gross revenues from only the eight new wells for the life of those wells.

The shares of the Company's common stock were issued to Slough at a premium over the market value on the date of closing. Of the $4,000,000 received by the Company, $2,228,000 was recorded as proceeds from the issuance of common stock, net of equity financing costs of $147,000, and the premium of $1,625,000 was recorded as proceeds attributable to other assets acquired by Slough in the transaction. Approximately $705,000 of the premium was allocated to the value of the contractual payment right and was treated as a sale of a portion of the Company's share of reserves in the Comet Ridge project. In accordance with the requirements of the full cost method of accounting, the Australian full cost pool was reduced by this amount. In connection with this transaction, the Company issued to Slough ten percent of the common stock of the Australian subsidiary and a warrant to purchase up to 500,000 shares of the Company's common stock at $3.00 per share, exercisable during a five-year period beginning in December 2000 and ending in December 2005. The remainder of the premium was assigned to the warrant and to the common stock of the subsidiary in the amounts of $310,000 and $610,000, respectively.

The loan of $1,700,000 was consolidated with previous loans from Slough into a total note payable of $5,500,000 as of December 31, 1998. The $1,700,000 proceeds from this loan and the $4,000,000 proceeds from the issuance of common stock and sale of assets were used to reduce the Company's bank debt by $4,700,000 which reduced the loan balance due the bank to $11,800,000. The remaining $1,000,000 of the proceeds from the financing was retained by the Company for working capital and minor capital expenditures. On March 11, 1999, the Company borrowed from Slough an additional $1,000,000 and combined this loan and its then existing $5,500,000 loan from Slough into a new three-year note for $6,500,000. The loan agreement provides for interest to be paid quarterly at the London Interbank Offered Rate plus 3.5%.

NOTE 4 - MINORITY INTEREST IN SUBSIDIARY

Effective December 22, 1998, the Company issued to Slough ten percent of the common stock of its Australian subsidiary in accordance with the terms of the previously described debt and equity financing transaction. See Note 3 to the Consolidated Financial Statements herein. The resulting non-Company owned shareholder interest has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

NOTE 5 - LOSS PER SHARE

The following table illustrates the computation of basic and diluted loss per share (in thousands except per share data):

                                 Three months ended      Nine months ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                   1999       1998         1999       1998
                                ---------  ---------    ---------  ---------
Numerator:
  Net loss                      $    (578) $  (3,750)   $  (9,022) $  (4,749)

Denominator:
  for basic net loss per share:
       Weighted-average shares
         outstanding               15,134     13,131       14,533     13,113

  for diluted net loss per share:
       Weighted-average shares
         outstanding and
         potential dilutive
         shares(1)                 15,134     13,131       14,533     13,113

-------------------------------------------------------------------------------

Basic loss per share            $  (0.04)  $   (0.29)   $   (0.62) $   (0.36)

Diluted loss per share          $  (0.04)  $   (0.29)   $   (0.62) $   (0.36)

-------------------------------------------------------------------------------

(1)Potentially dilutive common stock shares from the exercise of options and warrants were antidilutive for the three and nine-month periods ended June 30, 1999 and 1998, and therefore were not included in the computation of loss per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled TIPPERARY CORPORATION AND TIPPERARY OIL & GAS (AUSTRALIA) PTY LTD. V. TRI-STAR PETROLEUM COMPANY, Cause No. CV42,265, in the District Court of Midland County, Texas.
The complaint, which concerns the Comet Ridge coalbed methane project in Queensland, Australia, alleges that Tri-Star Petroleum Company ("Tri-Star"), operator of the project, has failed or refused to perform its duties under the operating agreement, and seeks the removal of Tri-Star as operator, an accounting of expenses charged to the joint interest account and unspecified amounts for damages for breach of contract. Among the allegations in the complaint are that Tri-Star has refused to allow the Company to inspect the books and records of the project, has attempted to block the Company's right to take its proportionate share of gas production in kind, may have improperly billed expenses to the joint interest owners and has an impermissible conflict of interest precluding it from acting as a reasonable and prudent operator. Tri-Star has answered the complaint denying the claims and has filed a counterclaim alleging that the Company has breached the operating agreement and interfered with prospective contracts and business relations. Two additional non-operating joint interest owners have intervened in the action as plaintiffs, asserting a claim for the removal of Tri-Star as operator, and other claims similar to those asserted by the Company. Discovery is in process.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of Tipperary Corporation, particularly its Form 10-K for the year ended September 30, 1998, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

Overview

Tipperary Corporation and its subsidiaries are principally engaged in the production and development of and exploration for crude oil and natural gas.
The Company's major areas of operations in the United States are in the Permian Basin, the Rocky Mountain and Mid-Continent areas. In Queensland, Australia, the Company has a 55.75% capital interest in a producing coalbed methane project and has been granted additional exploration permits which it believes are prospective for coalbed methane and conventional gas. The Company seeks to increase its oil and gas reserves through exploration, exploitation and development projects and occasionally through the purchase of producing properties. Approximately 65% of the Company's capital expenditures for the past three years have been devoted to the Australian coalbed methane project.

Financial Condition, Liquidity and Capital Resources

The Company had cash and temporary investments of $906,000 as of June 30, 1999, compared to $633,000 as of September 30, 1998. At June 30, 1999, the Company had working capital of $610,000 compared to working capital of $1,045,000 as of September 30, 1998. In recent years the Company's primary sources of funding have been debt and equity financing, sales of non-core producing properties and operating cash flows. During the nine months ended June 30, 1999, cash flows were provided by sales of assets to and debt and equity financing from Slough Estates USA Inc. ("Slough"), the Company's largest shareholder. These proceeds were used to reduce bank debt and fund capital expenditures and operating activities.

Net cash used in operating activities was $408,000 during the first nine months of fiscal 1999, compared to $1,263,000 provided by operating activities during the corresponding fiscal 1998 period. The decrease in net cash provided by operations was primarily attributable to lower oil production volumes and lower domestic oil and gas prices in the nine months ended June 30, 1999, as compared to the prior year period.

During the nine months ended June 30, 1999, net cash expended for investing activities totaled $2,757,000. The Company received $705,000 from Slough for the contractual payment right to revenue from the Comet Ridge project. See Note 3 to the Consolidated Financial Statements herein. Capital expenditures of $3,462,000 were incurred during the nine-month period, of which $3,109,000 was attributable to the Australian Comet Ridge project. Costs expended to begin a new eight-well drilling program in the Comet Ridge area totaled approximately $836,000. Of the remaining expenditures in the Comet Ridge area, approximately $512,000 was invested in inventory and gas gathering facilities. Two additional wells were drilled at a cost of approximately $372,000 net to the Company.
Completion of these wells commenced subsequent to June 30, 1999.   Other capital
expenditures totaling approximately $1,389,000 included costs associated with seismic data gathering and other capital expenditures. The Company believes that capital expenditures and operating expenses per Mcf for the Comet Ridge project should be reduced and is currently involved in litigation with the operator concerning this and other matters. See Note 6 to the Consolidated Financial Statements herein.

Capital expenditures related to domestic operations totaled approximately $353,000 during the nine months ended June 30, 1999. Additional interests in two of the Company's operated wells were purchased for $79,000 and $54,000 was expended for non-producing leasehold costs. Various other minor capital expenditures totaled $220,000.

During the nine months ended June 30, 1998, the Company incurred capital expenditures of $7,511,000 and received proceeds of $1,456,000 from a sale of producing properties, resulting in net cash used in investing activities of $6,055,000. The Company expended $4,984,000 for acquisition of an additional interest in and funding of further development of the Comet Ridge coalbed methane project in Queensland, Australia. The Comet Ridge project expenditures of $4,984,000 included approximately $3,200,000 for the purchase of an additional 5% interest in the project and $1,784,000 in gas gathering and compression costs and other capital expenditures. Domestic capital expenditures of $2,527,000 during the nine-month period ended June 30, 1998, included exploration costs of $1,635,000, non-producing leasehold acquisition costs of $583,000 and other capital expenditures of $309,000. The Company's domestic exploration activities were focused in the Williston Basin of Montana and North Dakota.

During the nine months ended June 30, 1999, net cash provided by financing activities was $3,438,000. Total borrowings of $4,994,000 included $2,894,000 received from Slough in connection with the financing transaction which closed in December 1998 (see Note 3 to the Consolidated Financial Statements herein), and other loans from Slough received during the current fiscal year totaling $2,100,000. In connection with the December 1998 financing transaction, the Company also received $4,000,000 from the issuance of 2,000,000 shares of the Company's common stock to Slough. Since these shares were issued at a premium over the market value of the stock on the date of closing, $2,228,000 was recorded as proceeds from the issuance of common stock, net of equity financing costs of $147,000, and the premium of $1,625,000 was attributable to other assets acquired by Slough in the transaction. Of the total $1,625,000 proceeds, $705,000 was for contractual payment rights to revenue from the Australian reserves, $610,000 was for the sale of common stock of the Australian subsidiary, and $310,000 was for a warrant Slough received to acquire restricted shares of the Company's common stock. The total cash proceeds from this transaction with Slough were $6,894,000. The Company used $4,700,000 to reduce bank debt, $1,000,000 for capital expenditures and working capital, and $1,194,000 to fund a new eight-well drilling program in the Comet Ridge area. Additional borrowings in the amount of $2,100,000 were used for working capital and minor capital expenditures.

During the nine months ended June 30, 1998, net cash provided by financing activities of $1,986,000 included additional bank borrowings of $1,800,000 and proceeds received in connection with the issuance of 50,000 shares of the Company's common stock to a former director pursuant to the exercise of warrants and 31,584 common shares to a director and to employees pursuant to warrants and the 1987 Employee Stock Option Plan.

In recent years the Company has hedged a portion of its oil production to provide a minimum weighted average sales price. As of June 30, 1999, the Company had entered into several swap agreements, which provide a hedge on an average of approximately 22% of its projected oil production for the months of July through September 1999. A swap agreement covering 10,000 barrels of oil for the month of July was entered into with an average NYMEX floor price of $17.68 per barrel. The Company also hedged 5,000 barrels each of August and September production at a NYMEX floor price of $18.14. Subsequent to June 30, 1999, the Company entered into two additional contracts to receive a NYMEX price of $21.48 for an additional 10,000 barrels of September production, and a a floor price of $20.05 for 10,000 barrels per month of production for October through December 1999, retaining 50% of increases above this price.

The Company's actual price received for oil at the wellhead during the nine months ended June 30, 1999, averaged $2.65 per barrel below the NYMEX oil price. The Company made net payments related to its hedging activities of $109,000 during the nine months ended June 30, 1999. During the first quarter of fiscal 1999 the Company received $23,000 and during the third quarter the Company made payments of $132,000. No production was hedged during the second quarter of fiscal 1999. Payments received relating to hedging activities for the nine-month period ended June 30, 1998, totaled $378,000. During the first, second and third quarters of fiscal 1998 receipts were $22,000, $231,000 and $125,000, respectively.

The Company's bank credit agreement (the "agreement") contains provisions for both fixed rate and variable rate borrowings. The loan agreement, as amended, provides for a two-tranche revolver with interest at either the London Interbank Offered Rate ("LIBOR") plus 2.5%, or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding bank debt at June 30, 1999 of $11,800,000 was under LIBOR-based loans. At September 30, 1998, the Company had outstanding bank debt of $16,500,000 under both LIBOR and Base Rate loans. The interest rate in effect as of June 30, 1999, was 7.54% compared to a weighted average interest rate of 8.48% as of September 30, 1998. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a three-year term loan. The Conversion Date was recently extended by the bank from October 5, 1999 to October 5, 2000.

The majority of the Company's domestic oil and gas properties have been pledged as security for the bank loan. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At June 30, 1999, the borrowing base was $11,800,000. The borrowing base is subject to redetermination semi-annually and is currently under review. Based on discussions with the bank, the Company anticipates a reduction in the borrowing base although both the timing and magnitude of such a reduction are uncertain. The agreement provides that the Company cure a borrowing base deficiency within 30 days; however, the bank may provide the Company an extension of time in which to do so. The deficiency would have to be cured by reducing the principal balance of the outstanding loan to an amount equal to or less than the borrowing base, since no additional collateral is available to increase the borrowing base. The Company has not yet determined how it will eliminate the anticipated borrowing base deficiency, but its options include a refinancing or sale of assets.

Due to a severe decline in oil and gas prices during the first quarter of fiscal 1999, the Company recorded a $5,727,000 non-cash write-down of its U.S. full cost pool as of December 31, 1998. The lower oil and gas prices caused a significant reduction of estimated future net revenues associated with the Company's U.S. reserves. Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related taxes. This "ceiling test" is performed quarterly. Based on oil and gas prices at December 31, 1998, the Company's U.S. full cost pool exceeded the calculated "ceiling" by $5,727,000. Accordingly, the book value of the Company's oil and gas properties was written down by this amount as of December 31, 1998. Due to the increasing oil and gas prices during calendar 1999, no further full cost pool write-downs were required during the second and third quarters of fiscal 1999. However, under applicable accounting principles, the first quarter write-down cannot be reversed as a result of the increase in prices.

Low average oil and gas prices during the nine months ended June 30, 1999, resulted in negative operating cash flows and caused the Company to shut in approximately 10% of its operated domestic oil and gas production and implement procedures to reduce general and administrative expenses. A 20% staff reduction and planned reduction in other expenses resulted in a 25% decrease in budgeted general and administrative expenses, excluding litigation costs associated with the Comet Ridge project. Cash compensation paid during a three-month period ended April 30, 1999, was also reduced as certain Company officers accepted a portion of their compensation in the form of restricted shares of the Company's common stock. Approximately 18,000 shares were issued to such officers in July 1999. While oil and gas prices have increased significantly in recent months, management continues to monitor general and administrative expenses in an effort to improve operating cash flows. Improved cash flows resulting from increased prices, have been partially offset by lower production volumes resulting from natural production declines and from wells that were shut in during the nine months ended June 30, 1999.

The recent increases in oil and gas prices have allowed the Company to use operating cash flows to fund minor recompletions and workovers during the last few months. These activities have been undertaken in an effort to maintain or increase production from certain of the Company's existing properties and thereby mitigate overall natural production declines.

Additional increases in production from the Comet Ridge project are expected in the near term as a result of the eight-well drilling program, which is being financed with proceeds from the $6,000,000 commitment from Slough, discussed above. During the nine months ended June 30, 1999, Slough advanced $1,194,000 under this loan agreement for costs incurred in the drilling program. A portion of this financing may also be used to fund the Company's share of certain minimum expenditure requirements on two non-producing leases on the project acreage. Two wells drilled but not completed during the Company's first quarter ended December 31, 1998, are now being completed in order to meet these expenditure requirements. The Company expects to advance approximately $550,000 for its share of the completion costs during its fourth fiscal quarter ending September 30, 1999.

As discussed above, the Company may seek additional financing or a sale of assets to fund an anticipated bank borrowing base reduction. A portion of any such financing or sales proceeds may also be used to fund additional capital expenditures in both the United States and Australia.

YEAR 2000

The following information constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 compliance issue, which is common to most companies, concerns the inability of computer information systems to properly recognize and process date-sensitive information as the Year 2000 approaches. This could result in errors in information or significant system failures causing disruptions of normal business operations. The Company continues to evaluate its computer information and communication systems for Year 2000 readiness with the assistance of an outside consulting firm.

The Company expects to resolve all issues relating to reprogramming, replacing and testing the affected computer systems prior to September 30, 1999, so that they are Year 2000 compliant. To this end, the Company upgraded its core management information system during February 1999. The Company's management information software applications have been modified and certified to be Year 2000 compliant by its software vendor. This modified software was installed in March 1999. An on-site testing program is in process and is expected to be completed by September 30, 1999. In addition, the Company is currently conducting an inventory, review and assessment of its desktop computers, networks, servers and software applications to determine whether they are Year 2000 compliant. Management is also reviewing internal non-information technology systems for Year 2000 readiness and believes that they are Year 2000 compliant.

The Company has contacted significant suppliers, purchasers, financial institutions, and other key business partners to ascertain their Year 2000 readiness and to assess the extent to which the Company's operations may be impacted should those organizations fail to properly update their computer systems. The Company cannot assure that there will not be material adverse effects if these third parties fail to convert their systems in a timely manner. In order to mitigate the risk of potential failure of third parties to achieve Year 2000 compliance, the Company may develop contingency plans.

Compliance costs incurred to date have not been material and the total cost of the Year 2000 project is not expected to be material. Funding has been and will continue to be provided by operating cash flows and expensed as incurred. Time and cost estimates are based on currently available information. Actual results could differ materially from these estimates.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999, AND 1998

The Company reported a net loss of $578,000 for the three months ended June 30, 1999, compared to a net loss of $3,750,000 for the three months ended June 30, 1998. Operating losses were reduced $1,501,000 to a loss of $233,000 in the fiscal 1999 quarter from an operating loss of $1,734,000 in the corresponding prior year quarter. The fiscal 1998 third quarter loss included a $1,399,000 write-down of oil and gas assets and a $1,618,000 write-down of the deferred tax asset.

Operating revenues for the three months ended June 30, 1999, decreased $161,000, or 7%, to $2,063,000 from $2,224,000 in the corresponding fiscal 1998 quarter. The decrease was attributable to lower oil and gas volumes sold from the Company's domestic properties. Oil volumes sold decreased 24,000 barrels, or 22%, to 87,000 barrels versus 111,000 barrels in the prior year quarter, decreasing revenue by $322,000. Gas volumes sold from the Company's domestic properties decreased 77,000 Mcf, or 23%, to 256,000 Mcf in the current quarter compared to 333,000 Mcf in the three months ended June 30, 1998, resulting in a $129,000 decrease in revenue. Reduced oil and gas volumes sold in the current year quarter resulted from natural production declines, from wells undergoing remedial operations during the current fiscal year quarter and from wells on which production was shut in or curtailed in response to the low product prices seen earlier in the fiscal year. Average domestic oil and gas prices increased for the three months ended June 30, 1999, as compared to prices for the three month period ended June 30, 1998. Oil prices increased 5% to $14.08 per barrel for the current fiscal quarter, from $13.40 per barrel for the corresponding prior year quarter, resulting in a $59,000 revenue increase. Domestic gas prices received increased 8% to $1.82 per Mcf in the current year quarter versus $1.68 in the prior year quarter, resulting in revenue increases of $36,000. Other domestic income, including saltwater disposal, increased $6,000 from the corresponding quarter in the prior fiscal year.

The decrease in operating revenues from the Company's domestic properties was offset by increased gas sales from the Company's Comet Ridge coalbed methane project in Queensland, Australia, for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998. Gas sales in Australia for the current year quarter were $347,000 as compared to $157,000 in the third quarter of fiscal 1998, an increase of approximately 121%. Volumes sold increased 127,000 Mcf, or 99%, to 255,000 Mcf from 128,000 Mcf in the corresponding 1998 quarter, contributing $156,000 to increases in revenue. Increased revenues were attributable to the commencement of sales in January 1999 under a five-year contract, calling for delivery of up to approximately 5.5 million cubic feet of gas per day. The U.S. dollar equivalent of gas prices received increased 11% to $1.36 per Mcf in the quarter ended June 30, 1999, from $1.23 per Mcf in the quarter ended June 30, 1998, increasing revenues $33,000.

Operating expenses for the three months ended June 30, 1999, decreased $64,000, or 5%, to $1,167,000 from $1,231,000 reported in the corresponding quarter of fiscal 1998. Operating expenses attributable to the Company's domestic properties decreased $128,000, or 12%, to $924,000 from the prior year quarter's costs of $1,052,000. The decrease resulted primarily from reduced operating expenses for shut-in wells. Declining sales volumes in the current fiscal quarter, however, caused an increase in the average lifting cost per equivalent barrel to $6.96 in the three-month period of fiscal 1999 from $6.11 in the prior year period.

Operating expenses attributable to the Company's Australian coalbed methane project increased $64,000, or 36%, from $179,000 in the quarter ended June 30, 1998, to $243,000 in the current fiscal quarter. While the Company reported higher operating expenses, the average lifting cost for the Comet Ridge project decreased to $.95 per Mcf in the current fiscal quarter from $1.40 per Mcf in the prior year quarter due to an increase in sales volumes. Monthly operating and capital expenditures billed for the Comet Ridge project have generally exceeded revenues from this project. The Company has disputed certain charges and believes that operating and capital expenditures should be reduced significantly. The Company is currently involved in litigation with the operator of the project concerning this and other matters. See Note 6 to the Consolidated Financial Statements herein.

General and administrative expenses increased by $146,000, or 47%, to $454,000 during the three months ended June 30, 1999, compared to $308,000 for the prior year period. The increase was primarily due to litigation costs associated with the Comet Ridge coalbed methane project.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1999, decreased by $345,000, or 34%, to $675,000 from $1,020,000 reported for the comparable fiscal 1998 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting from the write-down of the full cost pool effective December 31, 1998. A longer economic reserve life based on increased product prices also contributed to the rate decrease. DD&A expense for the third quarter of fiscal 1999 includes approximately $151,000 related to the Company's Australia project as compared to total DD&A for Australia of $111,000 for the three months ended June 30, 1998. The increase is due to increased production volumes in the current fiscal quarter.

Based on prices in effect at the quarter ended June 30, 1998, the value of domestic oil and gas assets was written down by $1,399,000 and a related expense recognized. No write-downs were taken in the third quarter of fiscal 1999.

Interest income decreased $4,000, or 67%, to $2,000 in the quarter ended June 30, 1999, from $6,000 in the corresponding prior year quarter. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the three months ended June 30, 1999, decreased $4,000, or 1%, to $393,000 from $397,000 for the three months ended June 30, 1998, due to a decrease in interest rates.

A foreign currency exchange gain of $12,000 was recorded during the quarter ended June 30, 1999, related to revenue received in Australian dollars from the Comet Ridge project in Queensland, Australia. The loss recorded in the prior year quarter totaled $7,000.

Income tax expense of $1,618,000 for the quarter ended June 30, 1998, resulted from an increase in the deferred tax asset valuation allowance. The increase in the valuation allowance was attributable to a decrease in oil and gas prices.
No income tax benefit or expense has been recognized in the quarter ended June 30, 1999.

The net loss during the quarter ended June 30, 1999 excluded $34,000 attributable to the minority interest in the Australian subsidiary held by Slough. The minority interest was acquired by Slough on December 22, 1998. See
Note 4 to the Consolidated Financial Statements herein.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999, AND 1998

The Company reported a net loss of $9,022,000 for the nine months ended June 30, 1999, versus a net loss of $4,749,000 for the nine months ended June 30, 1998. The 1999 nine-month loss includes a $5,727,000 write-down of domestic oil and gas properties, whereas the 1998 loss reflects $1,399,000 and $1,618,000 non-cash write-downs of domestic properties and the Company's deferred income tax asset, respectively. Operating losses increased $5,777,000 to a loss of $7,981,000 in the first nine months of fiscal 1999 from a loss of $2,204,000 in the prior year period. The increase was largely attributable to the aforementioned write-down in the first quarter of fiscal 1999. Following are detailed comparisons of the components of the respective periods.

Operating revenues for the nine months ended June 30, 1999, decreased $1,612,000, or 23%, to $5,420,000 from $7,032,000 in the corresponding fiscal
1998 period. Oil volumes decreased 50,000 barrels, or 16%, to 269,000 barrels versus 319,000 barrels in the prior year period, decreasing revenue by $774,000. Domestic gas volumes decreased 65,000 Mcf, or 7%, to 918,000 Mcf in the current year period compared to 983,000 Mcf in the nine months ended June 30, 1998, resulting in a $116,000 decrease in revenues. The oil and gas volume decreases resulted from naturally declining production rates and wells on which production was curtailed in response to low oil and gas prices. Average oil prices decreased 26% to $11.50 per barrel for the nine months ended June 30, 1999, from $15.48 per barrel for the corresponding prior year period, resulting in a $1,071,000 decrease in revenue. Prices received by the Company for domestic gas sales decreased 12% to $1.56 per Mcf in the current year period versus $1.78 in the prior year period, resulting in a $202,000 revenue decrease. An increase in revenues of $579,000 was attributable to sales from the Comet Ridge coalbed methane project in Queensland, Australia, which generated revenues of $810,000 on sales of 621,000 Mcf of gas in the nine months ended June 30, 1999, as compared to revenues of $232,000 on sales of 184,000 Mcf in the prior fiscal year period. This increase was attributable to the increase in sales volumes previously discussed in the quarterly results. A 3% increase in the average U.S. dollar equivalent gas price received to $1.30 per Mcf in the current fiscal period from $1.26 per Mcf in the prior fiscal year period was also attributable to a higher contract price for gas sales.
Saltwater disposal and other income decreased $28,000 from the corresponding fiscal 1998 period.

Operating expenses decreased $255,000, or 7%, to $3,427,000 from $3,682,000 reported in the fiscal 1998 period. Operating expenses attributable to the Company's domestic properties decreased $612,000, or 18%, with the average lifting cost per equivalent barrel of domestic production decreasing 2% to $6.70 in the first nine months of fiscal 1999 from $6.86 in the prior year period.
The decreases are attributable to wells for which production has been shut in or curtailed. The nine-month period ended June 30, 1999, included $617,000 of operating expenses attributable to the Comet Ridge project in Australia, an increase of $357,000, or 137%, from $260,000 in the prior year period. The increase relates to costs incurred for the full nine months in the current fiscal year period as compared to only partial period expenses in the prior year. As discussed above under results for the quarter, the Company is seeking to reduce operating and capital expenditures for the project. The increase in sales volumes caused the Company's average lifting cost for the Comet Ridge project to decrease to $.99 per Mcf for the nine months ended June 30, 1999, from $1.41 per Mcf in the prior year period.

General and administrative expenses increased $502,000, or 42%, to $1,692,000 during the nine months ended June 30, 1999, compared to $1,190,000 for the prior year period, due primarily to costs associated with the Comet Ridge litigation. See Note 6 to the Consolidated Financial Statements herein.

DD&A expense for the nine months ended June 30, 1999 decreased $410,000, or 14%, to $2,555,000 from $2,965,000 reported for the comparable fiscal 1998 period. The decrease is attributable to a lower DD&A rate per equivalent barrel resulting primarily from the write-down of the full cost pool as of December 31, 1998. DD&A expense for the nine months ended June 30, 1999, includes $413,000 related to the Company's Australia project as compared to $145,000 for the prior fiscal year-to-date. This increase is attributable to increased production volumes from the Comet Ridge project in the current fiscal year.

During the nine-month period ended June 30, 1999, the Company recorded a non-cash write-down of its oil and gas properties in the amount of $5,727,000 in accordance with full cost accounting requirements. See Note 2 to the Consolidated Financial Statements herein. A $1,399,000 write-down was recorded during the nine months ended June 30, 1998.

Interest income decreased $18,000, or 64%, to $10,000 in the nine months ended June 30, 1999, from $28,000 in the corresponding prior year period. This decrease is due to a decrease in the average balance of cash and cash equivalents.

Interest expense for the nine months ended June 30, 1999, increased $209,000, or 22%, to $1,157,000 from $948,000 for the nine months ended June 30, 1998. The increase is attributable to an increase in long-term debt.

A foreign currency exchange gain of $34,000 was recognized during the nine months ended June 30, 1999, related to revenue from the Comet Ridge project in Queensland, Australia. There was a $7,000 loss in the prior year period.

Income tax expense of $1,618,000 for the nine months ended June 30, 1998, resulted from an increase in the deferred tax asset valuation allowance. No income tax benefit or expense has been recognized in the nine months ended June 30, 1999.

The net loss during the nine month fiscal period ended June 30, 1999, excluded $72,000 attributable to the minority interest held by Slough in the Australian subsidiary. The minority interest was acquired by Slough on December 22, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company's major market risk exposure is in pricing applicable to oil and gas production. Prices realized for oil and gas sold can vary widely in response to changing market conditions. Natural gas prices fluctuate based primarily on weather patterns and regional supply and demand, while crude oil prices fluctuate primarily based upon worldwide supply and demand. In an effort to mitigate the effects of price volatility, the Company typically hedges a portion of its crude oil, and occasionally natural gas production through several methods. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged significant portions of its crude oil sales primarily through both "swap" agreements and put options with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company receives a floor price and sometimes retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option. The Company made payments of approximately $109,000 related to hedged oil production during the nine months ended June 30, 1999. As of June 30, 1999, the Company had entered into swap contracts for the period July 1999 through September 1999 for total contract volumes of 20,000 barrels of oil at a weighted average floor price of $17.91. The unrecognized losses on these contracts as of June 30, 1999, totaled approximately $27,000 based on the market values on that date.

Interest Rate Risk

The Company's risk associated with interest rate fluctuations relates to the variable rate loans under its long-term debt that are benchmarked to LIBOR interest rates. The outstanding bank debt at June 30, 1999, was $11,800,000 with interest payable at LIBOR plus 2.5%. Interest on long-term related party debt of $6,500,000 is payable at LIBOR plus 3.5%. Interest on other current and long term related party debt is payable at a rate of 10% per annum. The Company has not entered into derivative financial instruments, such as interest rate swaps, to hedge against fluctuations in interest rates because management does not consider such risk to be significant.

Foreign Currency Exchange Rate Risk

The Company's market risk exposure related to foreign currency exchange rates has not been deemed significant to date, but the Company may utilize foreign currency hedging to mitigate exchange rate risk associated with its Australian operations and project financing in the future.

                             PART II - OTHER INFORMATION


Item 1.     Legal Proceedings
-------
            See Note 6 to the Consolidated Financial Statements under Part I -
            Item 1 of this report.

Item 2.     Changes in Securities
-------
            None

Item 3.     Defaults Upon Senior Securities
-------
            None

Item 4.     Submission of Matters to a Vote of Security Holders
-------
            None

Item 5.     Other Information
-------
            None

Item 6.     Exhibits and Reports on Form 8-K
-------
            (a)  Exhibits:

                 Filed in Part I

                      11. Computation of per share earnings, filed herewith. See Note 5 to the Consolidated Financial Statements under Part I - Item 1 of this report.

                 Filed in Part II

                      None

            (b)  Reports on Form 8-K:

                      None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Tipperary Corporation
                                Registrant



Date:  August 16, 1999          By:  /s/ David L. Bradshaw
                                ---------------------------------------------
                                David L. Bradshaw, President, Chief Executive
                                Officer and Chairman of the Board of
                                Directors




Date:  August 16, 1999          By:  /s/ Lisa S. Wilson
                                ---------------------------------------------
                                Lisa S. Wilson, Chief Financial Officer