Form 10-K405
period 1999-09-30
TIPPERARY CORP
filed 1999-12-23
CIK 98410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______________ to ____________ Commission file number 1-7796

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 1, 1999, was $10,152,414.

Shares of the registrant's Common Stock outstanding as of December 1, 1999:
15,152,157 shares.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed within 120 days after the fiscal year ended September 30, 1999 (Part III).

                                     PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of crude oil and natural gas. The Company was organized as a Texas corporation in January 1967. As of its year ended September 30, 1999, the Company's major areas of operations were in Queensland, Australia, where it is involved in a coalbed methane project, and the Permian Basin, the Rocky Mountain and Mid-Continent areas of the United States. On November 22, 1999, the Company announced its plan to sell its domestic oil and gas properties in connection with a $10,000,000 refinancing (discussed in more detail below) and redirection of focus towards increasing reserves and production of natural gas from coalbed methane properties. The Company will seek to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties.

The Company's international exploration and development efforts, and the majority of its capital investment over the past few fiscal years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia, in which the Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd, owns a 55.75% non-operating capital interest. The capital expenditures in Australia during fiscal 1999 were approximately $5,650,000.

The Company and its co-venturers in the Comet Ridge coalbed methane project (the "Group") own an Authority to Prospect ("ATP") granted by the Queensland government covering approximately 1.1 million acres in the Bowen Basin. As of September 30, 1999, the Group had drilled 29 wells on the project acreage, of which 28 are in the area known as "Fairview," which is in the southern portion of the ATP. The Company began selling gas from the Comet Ridge project during February 1998 and was selling approximately 4,000 Mcf per day at year end. The Company's strategy with respect to this project for the foreseeable future is to participate with its co-venturers in drilling and connecting additional development wells and conducting further exploration activities on the project acreage. In addition, the Company will pursue exploration activities on acreage it has recently acquired independently in the area of the Comet Ridge project. This acreage currently consists of an ATP granted during fiscal 1999 covering approximately 370,000 acres near the Comet Ridge project's ATP 526 and another ATP covering approximately 850,000 acres in the vicinity, which the Company has applied for and expects to be issued during December 1999.

The Company's domestic oil and gas operations were negatively impacted by the severe worldwide decline in oil prices in fiscal 1998 and throughout much of fiscal 1999. In addition to causing negative operating cash flows, these price declines reduced the reported value of the Company's domestic oil and gas properties and resulted in write-downs of the book value of the properties of approximately $1,400,000 in fiscal 1998 and $5,700,000 in the first quarter of fiscal 1999. In response to the decrease in cash flows, the Company curtailed exploration projects and, to a lesser extent, development drilling projects in the United States during fiscal 1999. Domestic capital expenditures of $698,000 during fiscal 1999 included development costs of $376,000, $289,000 of property acquisition costs and $33,000 of exploration costs.

RECENT EVENTS

In November 1999, the Company entered into a refinancing agreement with Slough Estates USA Inc. ("Slough"), the Company's largest (45.5%) shareholder. The agreement provides that the Company will receive $10,000,000 ($1,000,000 of which has already been advanced to the Company) in return for 6,329,114 shares of newly-issued convertible preferred stock. Each share of preferred stock will be convertible into one share of common stock at a conversion value of $1.58 per common share. Proceeds from both the Slough financing and sale of domestic oil and gas properties will be used to substantially reduce the Company's outstanding debt, to fund ongoing coalbed methane exploration and development, and for general corporate purposes. Upon closing the transaction with Slough, the Company anticipates using $4,000,000 for an initial reduction of bank debt from $11,800,000 to $7,800,000. Bank debt will be further reduced as proceeds are received from property sales. The closing of the transaction with Slough is scheduled to occur no later than December 31, 1999. See the discussion of financing transactions with Slough in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MAJOR PRODUCING PROPERTIES

The following is a brief description of the Company's major producing areas:

AUSTRALIA

Bowen Basin. The Company, through its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd, has a non-operating interest in the Comet Ridge coalbed methane project in the Bowen Basin located in Queensland, Australia. The project's ATP covers approximately 1,088,000 acres. The holder of an ATP may be granted petroleum leases upon establishing to the satisfaction of the Queensland government that commercial deposits of petroleum have been discovered. During fiscal 1996 the Group was granted petroleum leases covering approximately 167,000 acres in the Fairview area. The Group has applied for an additional ten leases covering approximately 550,000 acres. Two of these additional lease applications are in the Fairview area, and eight are in the northern portion of the ATP. The Group's ATP currently extends through October 31, 2000, and requires certain minimum expenditures. The Company believes its share of the remaining commitment through October 31, 2000 will not exceed US $700,000, at current exchange rates.

The Company's interest in the Comet Ridge project is 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest is 46.34% and 42.66% from the Fairview #1 through #20 wells and the Fairview #21 through #28 wells, respectively, prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99% from the Fairview #1 through #20 wells and 36.81% from the Fairview #21 through #28 wells.

As of September 30, 1999, the Group had drilled 29 wells, of which 23 are producing or capable of producing. Thus far, 11 of the wells have been connected to a pipeline system. The Group is currently completing and connecting five additional wells. Four of the five wells completed during fiscal 1999 were part of an eight-well drilling program in the Fairview area that began during fiscal 1999. Two of the four wells were temporarily connected to the existing gathering system and contributing to sales volumes by fiscal year-end. All eight wells should be completed and permanently connected during fiscal 2000. During fiscal 1999, the Group also completed a well on a non-producing lease and incurred expenditures toward the completion of a well on another non-producing lease in order to satisfy minimum expenditure requirements for those leases.

UNITED STATES

The Company's domestic oil and gas assets which are being offered for sale include producing properties in the Rocky Mountain region and in the Permian Basin of West Texas and Southeast New Mexico. The Company operates 40 wells in the Williston Basin of North Dakota and Montana of which 31 are active wells accounting for 48% of the Company's daily oil production and 14% of its domestic daily gas production volumes. Net production from the Powder River Basin in northeastern Wyoming accounts for approximately 19% of the Company's daily oil production. The Company owns non-operating interests in seven waterflood projects in this area. The Company's current net daily production from the North Bagley Field in the Permian Basin is distributed among 38 active wells operated by the Company, and represents approximately 11% and 39%, respectively, of the Company's total daily oil and gas domestic production volumes. In addition to North Bagley, the Company owns and operates properties in several other Lea County fields, including the Mescalero and Shipp fields. The Company also has reserves associated with undeveloped acreage as well as production from the West Buna field in Jasper and Harding counties of east Texas. During fiscal 1999, net oil and gas production from this field was approximately 5% and 13%, respectively, of the Company's total domestic production volumes.

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of September 30, 1999:

                                             Producing wells                                        Acreage
                                      Oil                      Gas                     Producing                Undeveloped
                             ----------------------------------------------      ----------------------------------------------
State/Country                 Gross         Net         Gross         Net         Gross         Net         Gross         Net
-------------                -------      -------      -------      -------      -------      -------      -------      -------

Alaska(1)                        --           --           --           --           --           --          640          129
Colorado                         51         2.01           --           --        2,631          201       63,734       62,860
Montana                          45         7.55           --           --        9,928        1,660       23,715        7,857
Nebraska                          8         1.70           --           --        1,560          334          640          123
New Mexico                       58        28.03          213         4.72        6,065        3,695        2,254          389
North Dakota                     80        16.91           --           --       17,081        3,605       83,767       26,724
Oklahoma                          7         2.02           14         0.91        5,070          673        1,180          745
Texas                            36         3.02           36         6.85       14,384        2,308        1,210          305
Wyoming                          42         4.06           --           --       15,129        1,368       22,672        6,339
Australia(2)                     --           --           23        12.08        6,669        3,718      160,331       89,385
                            -------      -------      -------      -------      -------      -------      -------      -------

Total                           327        65.30          286        24.56       78,517       17,562      360,143      194,856
                            =======      =======      =======      =======      =======      =======      =======      =======

(1) The Company owns 129 net working interest acres (173 net acres including additional overriding royalty interests) in the Point Thomson Unit located on the Alaska North Slope. The Company's interest represents less than 1% of the total unit, which is operated by a major oil and gas company. Although engineering studies and production tests of wells drilled within the unit boundaries have confirmed the existence of substantial oil and gas reserves, the Company has excluded these reserves from its proved reserves reflected in Note 11 to the Company's Consolidated Financial Statements due to the lack of a current market and/or pipeline facilities. Working interest owners continue to evaluate the economics of the property and periodically file updated "Plans of Development" with the State of Alaska, but it is not known when, if ever, market conditions will justify the economics of constructing pipeline facilities to the property.

(2) As of September 30, 1999, the Company owned rights to a non-operating interest in an Authority to Prospect ("ATP") covering approximately 1,088,000 acres in the Bowen Basin of Queensland, Australia, of which 167,000 acres are covered by petroleum leases. The 23 producing wells and an additional five wells pending completion and/or connection to a gathering system are in the Fairview area in the southern portion of the ATP. Eleven of the 23 wells are connected to a pipeline system. Two wells are currently shut in and production from the remaining ten wells is being flared at the wellhead during the de-watering process.

The Company's domestic undeveloped leases have various primary terms ranging from one to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company. Part or all of the above acreage may be sold in connection with the Company's planned divestiture of its United States assets.

Substantially all of the Company's domestic oil and gas properties either have been or may be pledged as security for bank debt. See Note 7 to the Company's Consolidated Financial Statements.

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled by the Company during fiscal 1999, 1998, and 1997 is as follows:

                                            United States            Australia               Total
                                          ------------------    ------------------    ------------------
                                           Gross       Net       Gross       Net       Gross       Net
                                          -------    -------    -------    -------    -------    -------
September 30, 1999
Exploratory
         Productive                            --         --         --         --         --         --
         Dry                                   --         --         --         --         --         --
     Development
         Productive                             3        .01          5       2.79          8       2.80
         Dry                                   --         --         --         --         --         --
     Total
         Productive                             3        .01          5       2.79          8       2.80
         Dry                                   --         --         --         --         --         --

September 30, 1998
     Exploratory
         Productive                             4       1.52         --         --          4       1.52
         Dry                                    2       1.25         --         --          2       1.25
     Development
         Productive                             1       0.05         --         --          1       0.05
         Dry                                   --         --         --         --         --         --
     Total
         Productive                             5       1.57         --         --          5       1.57
         Dry                                    2       1.25         --         --          2       1.25

September 30, 1997
     Exploratory
         Productive                             2       0.25         --         --          2       0.25
         Dry                                   --         --         --         --         --         --
     Development
         Productive                             4       0.69          3       1.52          7       2.21
         Dry                                    3       0.11         --         --          3       0.11

     Total
         Productive                             6       0.94          3       1.52          9       2.46
         Dry                                    3       0.11         --         --          3       0.11

PRODUCTION

The Company's sales of net oil and gas production during fiscal 1999, 1998 and 1997 were as follows:

                   United States                    Australia                         Total
               ----------------------        ------------------------         ----------------------
                 Oil           Gas             Oil             Gas              Oil           Gas
                (Bbl)         (Mcf)           (Bbl)           (Mcf)            (Bbl)         (Mcf)
               -------      ---------        -------        ---------         -------      ---------

1999           352,000      1,183,000             --        904,000(1)        352,000      2,087,000
1998           426,000      1,320,000             --        371,000(1)        426,000      1,691,000
1997           481,000      1,565,000             --             --           481,000      1,565,000

(1) Excludes the Company's share of total volumes produced but not sold. Production of 462,000 Mcf during fiscal 1999 and 607,000 Mcf during fiscal 1998 was consumed in operations or flared at the wellhead from wells not connected to the gathering system and in the de-watering process.

AVERAGE PRICES AND AVERAGE LIFTING COSTS

The following table presents certain average price and lifting cost information (all in U.S. dollars) for each of the years in the three-year period ended September 30, 1999:


                       Average price                           Price range
                    --------------------      ----------------------------------------------      Average lifting cost
                      Oil          Gas                Oil                       Gas                  per Equivalent
                                              --------------------      --------------------      --------------------
                     (Bbl)        (Mcf)        High          Low         High          Low          Bbl          Mcf
                    -------      -------      -------      -------      -------      -------      -------      -------

United States:
1999                $ 13.15      $  1.68      $ 19.90      $  8.18      $  2.36      $  1.23      $  6.77      $  1.13
1998                $ 14.63      $  1.72      $ 18.73      $ 11.37      $  2.04      $  1.34      $  6.73      $  1.12
1997                $ 19.36      $  2.22      $ 22.63      $ 14.70      $  3.73      $  1.68      $  7.21      $  1.20
                    -------      -------      -------      -------      -------      -------      -------      -------
Australia:
1999                $    --      $  1.32      $    --      $    --      $  1.39      $  1.21      $    --      $   .96
1998                $    --      $  1.22      $    --      $    --      $  1.32      $  1.16      $    --      $  1.28
1997                $    --      $    --      $    --      $    --      $    --      $    --      $    --      $    --

The average lifting cost per Mcf for gas sales from the Comet Ridge project in Queensland, Australia, has decreased with increasing sales volumes. The Company believes that operating costs for this project can be reduced and is currently involved in litigation with the operator of the project concerning this and other matters. See Note 10 to the Consolidated Financial Statements herein.

MAJOR CUSTOMERS AND SALES CONTRACTS

In the United States, the Company sells its domestic oil and gas production to numerous purchasers, generally under short-term contracts. While certain gas sales have been dedicated to gas processing plants for longer terms, a substantial portion of residue gas and plant liquids are typically sold by the plants on a short-term basis. The Company had domestic sales in excess of 10% of total U.S. revenues to three unaffiliated oil and gas customers during fiscal 1999 totaling 45%, three unaffiliated oil and gas customers during fiscal 1998 totaling 43%, and three unaffiliated oil and gas customers during fiscal 1997 totaling 41%. Since numerous purchasers compete to purchase both oil and gas from the Company's properties, the Company does not believe that the loss of any single existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices.

In Australia, the Company began selling gas under short-term gas contracts in February 1998. In September 1998, the Company entered into a five-year, fixed-price contract with ENERGEX Retail Pty Ltd (fka Allgas Energy Ltd) to supply up to approximately 5,500 Mcf of gas per day beginning in January 1999.

If the Company is successful in selling all of its domestic oil and gas properties during fiscal 2000, it is likely that all of the Company's product sales will be under the contract with ENERGEX until such time as the Company enters into new gas contracts.

PRICING

During fiscal 1999, approximately 70% of the Company's domestic oil and gas revenues were attributable to crude oil sales. Both oil and natural gas prices in the United States are subject to significant fluctuations. Natural gas prices fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily upon worldwide supply and demand. The majority of the Company's domestic gas sales have been through "percentage of proceeds" contracts with gas processing plant owners, whereby the Company receives various percentages of both residue gas and plant liquids sales proceeds. Residue gas sold by the respective gas processing plant owner under these contracts may be sold at "spot" prices or longer term contract prices. In order to guarantee a minimum weighted-average sales price and mitigate the effects of price volatility, the Company has periodically hedged a portion of its crude oil production through swap agreements with financial institutions and direct contracts in the New

York Mercantile Exchange ("NYMEX"). Due to the anticipated sale of its domestic oil and gas properties, the Company does not intend to hedge production beyond March 2000. See the discussion of hedging activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Company's Consolidated Financial Statements.

COMPETITION AND OTHER RISKS

As the Company seeks to redirect its focus toward production of natural gas from coalbed methane properties, it will compete with a number of other potential purchasers for coalbed methane properties, many of which have greater financial and human resources than the Company. The ability of the Company to replace reserves sold and produced will be dependent on the Company's ability to develop its existing coalbed methane resources and/or select and acquire a sufficient number of suitable coalbed methane properties.

This report contains certain statements of future business plans and objectives and statements in Part I and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may be considered forward-looking. These forward-looking statements are subject to risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The operations of the Company, both domestically and internationally, are subject to risks including, but not limited to, all of the risks that are encountered in the drilling and completing of wells, along with standard risks of oil and gas operations, uninsured hazards, volatile oil and gas prices and uncertain markets and governmental regulation. For a discussion of these and other risks which relate to the forward-looking statements contained herein, please see "Risk Factors" in the Company's Registration Statement on Form S-8, SEC File No. 333-40589, which discussion is incorporated herein by reference, along with other cautionary statements in this report.

OTHER BUSINESS PROPERTIES

In addition to these primary business activities, the Company has a royalty interest in an Australia bauxite deposit and a discovered but undeveloped oil and gas property in Alaska. Neither of these assets currently generates revenues and management does not anticipate devoting any significant efforts or expenditures on the projects during fiscal 2000. The Company will include the Point Thomson Unit in Alaska among the United States properties offered for sale.

PROVED OIL AND GAS RESERVES

Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 1999, 1998 and 1997 is included in Note 11 to the Company's Consolidated Financial Statements herein. In fiscal 1999, information concerning portions of the Company's estimated proved oil and gas reserves was provided to the U.S. Department of Energy.

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

ENVIRONMENTAL MATTERS. The Company's business activities are subject to changing federal, state and local environmental laws and regulations. The existence of such regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. Costs of approximately $25,000 and $30,000 were incurred in fiscal 1999 and 1998, respectively, to monitor environmental compliance issues.

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

STATE OF QUEENSLAND REGULATIONS. The regulation of exploration and recovery of petroleum resources within a state is governed by state-level legislation. This legislation regulates access to the resource, construction of pipelines and the royalties payable. There is also specific legislation governing cultural heritage, native title and environmental issues. Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the new Environmental Protection Act and associated Environmental Protection Policy for mining and any tenure condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The cost to comply with the foregoing regulations cannot be estimated at this time, although management believes that costs will not significantly hinder or delay the Company's plans in Australia.

AUSTRALIA CRUDE OIL AND GAS MARKETS. The Australia and Queensland onshore crude oil and gas markets are deregulated, with prices being determined exclusively by market forces. A national regulatory framework for the natural gas market in Australia has commenced its roll out (on a state by state basis), with Queensland expected to implement legislative changes in the year 2000. The National Gas Access Regime (the "Regime") is being developed by a group of government and oil and gas industry representatives. Among the objectives of the Regime are to provide a process for establishing third party access to natural gas pipelines, to facilitate the development and operation of a national natural gas market, to promote a competitive market for gas in which customers are able to choose their supplier, and to provide a right of access to transmission and distribution networks on fair and reasonable terms and conditions. The Company cannot currently ascertain the impact of the Regime but believes it will benefit the Company.

OFFICE FACILITIES

The principal executive offices of the Company are located at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202, where it leases approximately 11,000 square feet of office space from an unaffiliated party. In addition, the Company leases office space at 950 Echo Lane, Suite 375, Houston, Texas 77024 and at Level 5, 359 Queen Street, Brisbane, Queensland 4000, Australia.

EMPLOYEES

At September 30, 1999, the Company employed a total of 16 persons, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3. LEGAL PROCEEDINGS

Information concerning material legal proceedings involving the Company is included in Note 10 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 16, 1992. As of December 1, 1999, there were approximately 2,000 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

                                                  Fiscal                             Fiscal
         Quarter ended                             1999                               1998
         -------------                       -----------------                   ----------------
                                              High        Low                     High       Low
                                             -----       -----                   -----      -----
         December 31                         $2.13       $0.88                   $6.63      $3.75
         March 31                            $1.88       $0.69                   $4.63      $3.75
         June 30                             $1.94       $0.56                   $4.25      $2.25
         September 30                        $1.63       $1.00                   $3.00      $1.63

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company's bank credit facility provides that dividends may not be paid by the Company without the prior approval of the bank. The Company intends to retain any earnings to provide funds for operations and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data (in thousands, except per share data) for each of the years in the five-year period ended September 30, 1999. This historical data may not be indicative of the Company's future financial condition or results of operations, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                           1999           1998            1997           1996           1995
                                        ----------     ----------      ----------     ----------     ----------

Revenues                                $    7,921     $    9,082      $   12,951     $   11,136     $   11,837
                                        ==========     ==========      ==========     ==========     ==========

Net income (loss)                       $   (9,295)(1) $   (6,398)(2)  $      472     $     (790)    $   (1,284)
                                        ==========     ==========      ==========     ==========     ==========

Net income (loss) per common
     share - basic and diluted          $     (.63)    $     (.49)     $      .04     $     (.07)    $     (.11)
                                        ==========     ==========      ==========     ==========     ==========

Weighted average shares
     outstanding                            14,689         13,118          13,050         11,807         11,190
                                        ==========     ==========      ==========     ==========     ==========


Total assets                            $   48,005     $   50,760      $   54,995     $   52,098     $   47,044
                                        ==========     ==========      ==========     ==========     ==========

Total long-term debt                    $   21,265     $   19,200      $   13,844     $   13,994     $   15,746
                                        ==========     ==========      ==========     ==========     ==========

Working capital                         $      270     $    1,045      $    1,381     $    4,011     $    5,455
                                        ==========     ==========      ==========     ==========     ==========

Working capital provided (used)
     by operations                      $     (515)    $    1,015      $    5,201     $    3,285     $    3,917
                                        ==========     ==========      ==========     ==========     ==========

Stockholders' equity                    $   23,452     $   30,280      $   36,488     $   36,016     $   29,818
                                        ==========     ==========      ==========     ==========     ==========

-----------
(1)  Includes $5,727,000 write-down of oil and gas properties.

(2) Includes $1,399,000 write-down of oil and gas properties and $1,618,000 write-down of deferred tax asset.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide supply and demand which affect commodity prices for petroleum natural resources, the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and Australia, and conditions in the capital markets.

GENERAL

During the past three fiscal years, the Company's primary focus has been directed toward exploratory and development drilling activities in both Queensland, Australia and the United States. Approximately 70% of the Company's capital expenditures have been applicable to the Comet Ridge coalbed methane project and other investments in Australia. During the three fiscal years ended September 30, 1999, the Company increased its interest in the Comet Ridge coalbed methane project from 30% to 55.75%, participated in the drilling of additional wells and began selling gas from the project during fiscal 1998. These activities have resulted in estimated proved gas reserves of 131 Bcf as of September 30, 1999. In the United States during this period, the Company used its remaining available capital to acquire undeveloped leasehold acreage, identify exploratory prospects and participate in exploratory and development drilling and exploitation projects.

At September 30, 1999, estimates of total proved oil and gas reserves were 2,455,000 barrels and 141 Bcf, respectively. Using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, total discounted future after tax net cash flows were estimated to be $62,463,000. Proved oil and gas reserves in the United States increased by 67,000 barrels and 780 MMcf, respectively, from September 30, 1998 reserves calculated using prices then in effect. These increases are attributable to revisions of previous estimates of reserve volumes due to higher oil and gas prices as of September 30, 1999, compared to September 30, 1998. The estimated discounted (10%) future net cash flow from U.S. properties increased from $16,176,000 as of September 30, 1998 (using prices as of that date) to $22,308,000 as of September 30, 1999. This increase was also attributable to higher oil and gas prices at September 30, 1999, compared to September 30, 1998. Proved gas reserves in Australia increased 8.8 Bcf from September 30, 1998, as a result of revisions of previous estimates due to the performance of the producing wells.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the sum of the present value of future net revenues from proved reserves and the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis. Based on December 31, 1998 oil and gas prices, the Company's full cost pool book value exceeded this ceiling test value by $5,727,000. Accordingly, the book value of oil and gas properties was written down by this amount as of December 31, 1998. See Note 5 to the Consolidated Financial Statements herein.

RECENT DEVELOPMENT

In November 1999, the Company entered into a refinancing agreement with Slough Estates USA Inc. ("Slough"), the Company's largest (45.5%) shareholder. The agreement provides that the Company will receive $10,000,000 ($1,000,000 of which has already been advanced to the Company) in return for 6,329,114 shares of newly-issued convertible preferred stock. Each share of preferred stock will be convertible into one share of common stock at a conversion value of $1.58 per common share, which represents a premium of approximately 30% over the average closing price of Tipperary common stock for the 20 trading days ended November 15, 1999. The closing is scheduled to occur no later than December 31, 1999. Upon closing, Slough will convert approximately 3,000,000 shares of the convertible preferred stock into common stock, with the remaining shares convertible into common stock if shareholder approval is obtained to increase the authorized shares of common stock from 20,000,000 shares to 50,000,000 shares.

The preferred stock will accrue cumulative dividends of 7.75% of the $1.58 face value per share and will be payable semi-annually in arrears on June 30 and December 31. The Company will have the option to make payment in kind with restricted common stock based on the greater of the per share book value as set forth in its most recent published financial statements or the average closing market price of the common stock during the ten trading days preceding payment. The preferred stock must be redeemed by the Company at the end of ten years, but also is redeemable by the Company beginning five years after issuance of the preferred stock. The redemption price will equal $1.58 per share plus accumulated plus unpaid dividends.

The agreement also provides that Slough will receive warrants for 1,200,000 shares of restricted common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year exercise period beginning two years from the date of closing and ending 10 years from the date of closing. The agreement with Slough contemplates the sale of the Company's domestic oil and gas properties and is subject to an opinion from an independent financial advisor that the contemplated transaction is fair, from a financial view, to the Company's shareholders other than Slough.

Proceeds from the $10,000,000 Slough financing as well as proceeds from sale of domestic oil and gas properties will be used to substantially reduce the Company's outstanding debt, to fund ongoing coalbed methane exploration and development, and for general corporate purposes. Upon closing the transaction with Slough, the Company anticipates using $4,000,000 for an initial reduction of bank debt from $11,800,000 to $7,800,000. Bank debt will be further reduced as proceeds are received from property sales.

LIQUIDITY AND CAPITAL RESOURCES

For the three years ended September 30, 1999, 1998 and 1997 the Company's primary sources of liquidity have been debt and equity financing, operating cash flows, and sales of non-core producing properties and other assets. During this three-year period, cash flows were used primarily for drilling operations, other capital expenditures and the acquisition of additional interests in the Comet Ridge project in Queensland, Australia. Remaining funds were invested in domestic properties, including development drilling and exploration activities.

During fiscal 1999, proceeds of $10,872,000 from debt and equity financing provided by Slough and cash on hand of $203,000 were used primarily to reduce bank debt by $4,700,000 and fund capital expenditures of $6,179,000. The debt and equity financing consisted of $4,000,000 from the issuance of 2,000,000 shares of restricted common stock, additional loans in the amount of $3,800,000 and $3,219,000 drawn on a loan commitment for $6,000,000 for development of the Comet Ridge project. The Company paid equity financing costs of $147,000. See
Note 2 to the Consolidated Financial Statements herein.

During fiscal 1999, capital expenditures related to the Comet Ridge project in Queensland, Australia totaled $5,649,000. Funds expended in connection with a new eight-well drilling program in the Comet Ridge area totaled approximately $2,225,000. As of September 30, 1999, four of the eight wells were completed and had begun producing. Of the remaining expenditures in the Comet Ridge area, approximately $900,000 was invested in inventory and gathering facilities. Two additional wells were drilled at a cost of $790,000 net to the Company, one of which was completed and producing as of September 30, 1999 while the other was completed subsequent to the fiscal year end. Other capital expenditures totaling $1,734,000 included costs associated with seismic data gathering and other exploratory and development activities.

The Authority to Prospect (ATP 526) granted by the Queensland government for the Comet Ridge project has a remaining term through October 31, 2000, as well as a work and expenditure requirement. The Company believes its share of the remaining expenditure requirement will not exceed US $700,000 at current exchange rates. The Company's interest in the project is now 55.75% of capital costs and 52.50% of operating expenses, and its net revenue interest is 46.34% from Fairview wells #1 through #20 and 42.66% from Fairview wells #21 through #28, prior to project payout. Subsequent to project payout, the Company's interest is 45.35% of capital and operating expenses, and its net revenue interest is 39.99% and 36.81% from the Fairview #1 through #20 wells and the Fairview #21 through #28 wells, respectively. The Company also has minimum expenditure requirements related to ATP 655, which it was granted for a four-year term beginning November 1, 1999. At current exchange rates, minimum expenditures of approximately $64,000, $1,660,000, $1,530,000 and $1,020,000 are
required for annual periods ending October 31, 2000, 2001, 2002 and 2003. The Company expects to be issued an additional exploration permit (ATP 675) by December 31, 1999, which will also require minimum annual expenditures for the term granted.

Capital expenditures related to domestic oil and gas operations totaled $698,000 during the year ended September 30, 1999. Additional interests in the Company's operated wells were acquired for approximately $232,000 and $57,000 was expended for non-producing leaseholds. Of the remaining capital expenditures, approximately $135,000 was primarily attributable to recompletion activities. The remaining costs related to various other minor capital expenditures for both domestic oil and gas operations and corporate activities.

During fiscal 1998, the Company increased its bank debt by $2,656,000 and secured additional loans from Slough in the amount of $400,000. Proceeds were also generated by the sale of producing properties and stock issuances in the amount of $1,456,000 and $190,000, respectively. These proceeds, along with operating cash flows were used to fund capital expenditures of $8,033,000. Approximately $4,950,000 was expended for the acquisition of an additional interest in and funding further development of the Comet Ridge coalbed methane project. The additional 5% interest in the project was acquired at a cost of $3,200,000 and the remaining $1,750,000 was expended for gas gathering and compression costs and other capital expenditures. Domestic capital expenditures of $3,083,000 in fiscal 1998 included exploration and development costs of $2,305,000, non-producing leasehold costs of $733,000 and other capital expenditures of approximately $45,000.

During fiscal 1997, the Company obtained a loan of $2,300,000 from Slough and used the proceeds to acquire an additional 5% capital-bearing interest in the Comet Ridge project. The Company also received proceeds of $1,800,000 from the sale of its interest in an Alabama natural gas liquids ("NGL") fractionating plant, $638,000 from the sale of common stock in United States Exploration Inc. ("UXP") and $39,000 from the sale of miscellaneous oil and gas properties. The sales proceeds, along with cash on hand and cash flows from operating activities, were used to retire $150,000 of bank debt, to invest $265,000 in the Alabama NGL fractionating plant (prior to divestiture) and to fund capital expenditures of $9,435,000, of which $5,736,000 was expended on the Comet Ridge project, $849,000 was incurred in domestic exploration, and $2,850,000 was expended on development drilling and other capital items. The Comet Ridge project expenditures of $5,736,000 included approximately $2,300,000 for the acquisition of an additional 5% interest in the project, as well as the Company's share of costs to drill and complete three wells, construct the gas gathering system and compression facilities, and de-water and produce the Fairview area wells.

The Company's bank credit agreement (the "agreement") contains provisions for both fixed rate and variable rate borrowings. The Company and its bank entered into an amendment to the loan agreement in February 1998 which provides for a two-tranche revolver with interest at either LIBOR plus 2.5% or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The Company may make the selection between LIBOR or the bank's Base Rate, with the LIBOR-based option available for periods not exceeding 90 days. The outstanding loan balance at September 30, 1999, and September 30, 1998, was $11,800,000 and $16,500,000, respectively. The weighted average interest rate was 7.89% as of September 30, 1999, and 8.48% as of September 30, 1998. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a three-year term loan. The Conversion Date was recently extended by the bank from October 5, 1999, to October 5, 2000 subject to the bank receiving a payment of principal out of proceeds from the anticipated transaction with Slough.

The majority of the Company's domestic oil and gas properties have been pledged as security for the bank loan. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1999 and 1998, the borrowing base was $11,800,000. Under the terms of the agreement, if the loan balance exceeds the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to increase the borrowing base by the amount of the deficit. During fiscal 1999, the Company used a portion of the proceeds obtained from the financing with Slough to reduce the bank debt by $4,700,000 to the new borrowing base of $11,800,000. At September 30, 1999, the borrowing base remained at $11,800,000, but was being reviewed by the bank. Management expects that the anticipated payment to the bank of $4,000,000 following the financing transaction and subsequent payments from property sales proceeds will more than cover a potential borrowing base deficiency. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the bank's average outstanding loan balance and the borrowing base. The bank agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank.

Outstanding loan balances due Slough at September 30, 1999 include a corporate loan in the amount of $6,500,000 and a loan for $3,139,000 for the development of the Company's Comet Ridge project. Interest is due quarterly on the $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 9.58% at September 30, 1999. The unpaid principal balance of this note is due and payable March 11, 2002. During fiscal 1999, the Company received proceeds of $3,219,000 and made principal payments of $80,000 on the $6,000,000 loan commitment from Slough for the eight-well drilling program, leaving a balance due of $3,139,000 at September 30, 1999. The unpaid principal balance of this loan bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and must equal 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company has also agreed to pay a finance charge of 7% of gross proceeds received from sales from the Fairview #1 through #20 wells until the loan is repaid in full and an additional payment of 7% of gross proceeds received from sales from the eight new wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges, is due and payable five years from the date all proceeds are received.

In order to provide a minimum weighted-average sales price and mitigate the effects of price volatility, the Company periodically hedges a portion of its crude oil production. The Company has in recent years hedged significant portions of its crude oil sales through both "swap" agreements and put options traded on the NYMEX. Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option. During fiscal 1999 the Company hedged an average of 8,000 barrels per month (approximately 27%) of its oil production. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 1999, 1998 and 1997 were ($200,000), $507,000 and ($205,000), respectively.

As of September 30, 1999, the Company had in place swap agreements covering 15,000 barrels of oil per month for the months of October 1999 through March 2000 at a weighted-average floor price of $20.29 per barrel, with the Company retaining 50% of price increases above the floor. None of the Company's gas production is currently hedged for periods subsequent to September 30, 1999 and the Company does not intend to enter into any further hedges of oil or gas production beyond March 2000 due to the planned sale of the Company's domestic oil and gas properties.

With the anticipated sale of the Company's domestic producing properties, operating cash flow will decrease and the cash on hand from the sale of preferred stock to Slough and subsequent proceeds from property sales will provide cash for debt reduction and capital expenditures, and will be used to fund general and administrative expenses. It is uncertain whether the Company will be able to replace the cash flow from the domestic properties with new coalbed methane properties in the United States in the near term, but cash flow from the Comet Ridge project should increase considerably with the connection to the gathering system of the new wells drilling during fiscal 1999. In addition, the Company believes that the operating expenses and other costs charged by the operator of the project should be reduced and is currently in litigation with the operator concerning this and other matters. See Note 10 to the Consolidated Financial Statements herein. The Company also expects to be involved in further drilling programs on the Comet Ridge project and on its own ATP acreage, with the goal of increasing cash flow from Australia.

The Company does not expect to pay significant income taxes in the near term in either the United States or Australia due to its loss carryforwards. The utilization of these carryforwards reduces the Company's effective federal tax rate from approximately 35% to approximately 2% in years when the Company generates taxable income. The carryforwards total approximately $30 million as of September 30, 1999, and expire over the period from fiscal 2000 through fiscal

2013. The Company has not generated taxable income in Australia and with its loss carryforwards does not expect to generate taxable income in Australia in the near term. The Company has recorded a $20.3 million asset for the future benefit of its carryforwards and other tax benefits. As of September 30, 1999, this asset was offset by a valuation allowance of approximately $18.8 million based upon management's projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance is appropriate. See Note 9 to the Consolidated Financial Statements herein.

Year 2000

The following information constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 compliance issue concerns the inability of computer information systems to properly recognize and process date-sensitive information as the Year 2000 approaches. This could result in errors in information or significant system failures causing disruptions of normal business operations. The Company has evaluated and tested its computer information and communication systems for Year 2000 readiness with the assistance of an outside consulting firm and believes it has resolved all issues relating to reprogramming, replacing and testing the affected computer systems for year 2000 compliance. The Company's management information software applications have been modified and certified to be Year 2000 compliant by its software vendor. An on-site testing program, successfully completed in September 1999, found no instances of non-compliance. The Company has also evaluated and upgraded its desktop computers, networks, servers and software applications, as well as its non-information technology systems, to assure Year 2000 compliance.

The Company has contacted significant suppliers, purchasers, financial institutions, and other key business partners and has not been notified of any material year 2000 problems. The Company cannot assure that there will not be material adverse effects if these third parties have failed to convert their systems in a timely manner, but believes the consequences would likely be temporary. The Company does not believe that any contingency planning is necessary for the potential non-compliance of third party vendors.

Compliance costs have not been material and future costs, if any, related to Year 2000 are not expected to be material. Funding has been provided by operating cash flows and expensed as incurred.

RESULTS OF OPERATIONS

Comparison of the Fiscal Years Ended September 30, 1999 and 1998

The Company reported a net loss of $9,295,000 in fiscal 1999 versus a net loss of $6,398,000 in fiscal 1998. The 1999 loss included a $5,727,000 non-cash write-down of domestic oil and gas properties, whereas the 1998 loss reflected $1,399,000 and $1,618,000 non-cash write-downs of domestic properties and the Company's deferred income tax asset, respectively, and a $422,000 write-down of deferred financing costs. The loss without these write-downs increased $609,000 in fiscal 1999 over that of fiscal 1998. The gross profit from oil and gas sales decreased $793,000 or 19% to $3,334,000 in fiscal 1999 from $4,127,000 in fiscal
1998. The decrease was due to lower domestic oil and gas volumes produced and prices received for the year ended September 30, 1999 as compared to fiscal 1998.

Operating revenues for the year ended September 30, 1999, decreased $1,161,000, or 13%, to $7,921,000 from $9,082,000 in fiscal 1998. Domestic revenues declined $1,874,000, or 22%, from $8,494,000 in fiscal 1998 to $6,620,000 in the current fiscal year. Oil volumes decreased 74,000 barrels, or 17%, to 352,000 barrels versus 426,000 barrels in the prior year, decreasing revenues by $1,070,000. Domestic gas volumes decreased 137,000 Mcf, or 10%, to 1,183,000 Mcf in the current year compared to 1,320,000 Mcf in the prior fiscal year, resulting in a $236,000 decrease in revenues. Reduced oil and gas volumes sold resulted from naturally declining production rates and from production shut-in or curtailed in response to low product prices seen throughout most of fiscal 1999. Average oil prices decreased 10% to $13.15 per barrel for the year ended September 30, 1999, from $14.63 per barrel for fiscal 1998, resulting in a $521,000 revenue decrease. Prices received by the Company for domestic gas sales decreased 2% to $1.68 per Mcf in fiscal 1999 from $1.72 in fiscal 1998 causing revenue decreases of $47,000. Other domestic income, including saltwater disposal, decreased $26,000 from the prior fiscal year.

Significant increases in revenues from the Company's Australian holdings offset some of the domestic revenue declines. An increase in revenues of $739,000 was attributable to sales from the Comet Ridge coalbed methane project in Queensland, Australia, which generated revenues of $1,191,000 in fiscal 1999 as compared to revenues of $452,000 in fiscal 1998. Volumes sold increased 533,000 Mcf, or 144%, from 371,000 Mcf in fiscal 1998 to 904,000 Mcf in fiscal 1999, contributing $650,000 to revenue increases. The U.S. dollar equivalent of gas prices received increased 8% to $1.32 per Mcf in fiscal 1999 from $1.22 per Mcf in fiscal 1998 resulting in an increase in revenues of $89,000. The revenue increase from the Comet Ridge project was attributable to a full year of sales in fiscal 1999 compared to eight months of sales in fiscal 1998, increasing levels of volumes sold during fiscal 1999 and to a favorable increase in exchange rates in fiscal 1999 compared to fiscal 1998.

Operating expenses for the year ended September 30, 1999 decreased $366,000, or 7%, to $4,587,000 for fiscal 1999 as compared to $4,953,000 in the prior fiscal year. Operating expenses attributable to domestic properties decreased $760,000, or 17%, to $3,717,000 in fiscal 1999 from $4,477,000 in fiscal 1998. The decrease was attributable to reduced operating expenses for wells on which production was shut in or curtailed. Reduced sales volumes in the current fiscal year contributed to an increase of 1% in the average lifting costs per equivalent barrel of production, to $6.77 in the current fiscal period from $6.73 in the prior fiscal year.

Operating expenses attributable to the Company's Australian coalbed methane project increased $394,000, or 83%, to $870,000 in fiscal 1999 as compared to $476,000 in fiscal 1998. While the Company reported higher operating expenses, the average lifting cost for the Comet Ridge project decreased 25%, to $.96 per Mcf in the current fiscal year from $1.28 per Mcf in the fiscal 1998 due to significantly increased sales volumes. Monthly operating and capital expenditures billed for the Comet Ridge project have generally exceeded revenues from this project. The Company has disputed certain charges and believes that operating and capital expenditures should be substantially reduced. Since August 1998 the Company has been involved in litigation with the operator of the project concerning this and other matters. See Note 10 to the Consolidated Financial Statements herein.

General and administrative expenses increased $492,000, or 28%, to $2,262,000 in fiscal 1999 from $1,770,000 in fiscal 1998, primarily due to litigation costs associated with the Comet Ridge project. See Note 10 to the Consolidated Financial Statements herein.

Depreciation, depletion and amortization ("DD&A") expense decreased $820,000, or 21%, to $3,154,000 in fiscal 1999 from $3,974,000 in fiscal 1998. The decrease was attributable to a lower DD&A rate per equivalent barrel for domestic production resulting from the write-down of the full cost pool effective December 31, 1998. A longer economic reserve life based on increased product prices also contributed to the rate decrease. Domestic DD&A expense reductions were offset by increases related to the Company's Australian project. As a result of increased sales from the Comet Ridge project, DD&A expense attributable to the Australia full cost pool increased $276,000, or 107%, to $533,000 in fiscal 1999 as compared to $257,000 in fiscal 1998.

Interest expense increased $279,000, or 21%, to $1,633,000 in fiscal 1999 from $1,354,000 in fiscal 1998. The increase was primarily attributable to an increase in debt and to higher interest rates. See Note 7 to the Consolidated Financial Statements herein. Interest income decreased $18,000, or 58%, to $13,000 in fiscal 1999 from $31,000 in fiscal 1998. The decrease was due to a decrease in the average balance of cash and cash equivalents during fiscal 1999 as compared to fiscal 1998.

Foreign currency exchange gains of $19,000 in fiscal 1999 resulted from favorable exchange rates applied to payments received in Australian currency for coalbed methane gas sales from the Comet Ridge project. Losses of $21,000 were recorded in the prior fiscal year.

No income tax benefit or expense was recognized in fiscal 1999. Income tax expense of $1,618,000 for fiscal 1998 resulted from an increase in the deferred tax asset valuation allowance. The increase in the valuation allowance was attributable to a decrease in oil and gas prices during fiscal 1998.

The net loss during fiscal 1999 excluded $115,000 attributable to the minority interest in the Australian subsidiary held by Slough. As discussed above under Liquidity and Capital Resources, Slough acquired 10% of the stock in Tipperary Oil & Gas (Australia) Pty Ltd., on December 22, 1998.

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

Operating revenues decreased $3,869,000, or 30%, to $9,082,000 in fiscal 1998 from $12,951,000 in fiscal 1997. Oil volumes decreased 11% to 426,000 barrels in fiscal 1998 from 481,000 barrels in fiscal 1997, resulting in a $1,065,000 revenue decrease. Domestic gas volumes decreased 16% to 1,320,000 Mcf in fiscal 1998 from 1,565,000 Mcf in fiscal 1997, resulting in a $544,000 revenue decrease. These volume decreases were the result of sales of producing properties during fiscal 1998 and to natural declines in production. The average oil price decreased 24% to $14.63 in fiscal 1998 from $19.36 in fiscal 1997, resulting in a revenue decrease of $2,015,000. The average gas price decreased 23% to $1.72 in fiscal 1998 from $2.22 in fiscal 1997, resulting in a $660,000 revenue decrease. The Company recorded revenues of $452,000 on sales of 371,000 Mcf of gas commencing in February 1998 from the Comet Ridge coalbed methane project in Queensland, Australia. Changes in other revenues accounted for a $37,000 decrease in total revenues.

Operating expenses for the fiscal year ended September 30, 1998, decreased $552,000, or 10%, to $4,953,000 from $5,505,000 for fiscal 1997. Operating expenses attributable to the Company's domestic properties decreased $1,028,000, or 19%, to $4,477,000 in fiscal 1998 from $5,505,000 in fiscal 1997. The average lifting cost per equivalent barrel of domestic production decreased 7% to $6.73 in fiscal 1998 from $7.21 in the prior year. These decreases are attributable to sales of marginal producing properties during the first quarter of fiscal 1998 and to a decrease in production taxes resulting from lower oil and gas prices. Operating expenses for fiscal 1998 included $476,000, at a cost of $1.28 per Mcf, related to sales from the Comet Ridge project which commenced in February 1998.

General and administrative expenses increased $267,000, or 18%, to $1,770,000 in fiscal 1998 from $1,503,000 in fiscal 1997, primarily due to an increase in expenses related to the Comet Ridge project.

DD&A expense increased $442,000, or 13%, to $3,974,000 in fiscal 1998 from $3,532,000 in fiscal 1997. The increase was attributable to a higher DD&A rate per barrel resulting primarily from a shorter economic reserve life based on lower oil and gas prices. DD&A expense for fiscal 1998 also includes DD&A of the Australia property not included in fiscal 1997 DD&A due to the commencement of sales from the Comet Ridge project in February 1998.

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

Other income (expense) for the fiscal year ended September 30, 1998, included foreign currency exchange losses of $21,000 resulting from an unfavorable exchange rate applied to payments received in Australian currency for coalbed methane gas sales. Included in other income (expense) for the year ended September 30, 1997, was a loss of $258,000 from the disposition of common stock of UXP.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

The Company hereby undertakes on or before 120 days after September 30, 1999, to file with the Commission a Definitive Proxy Statement pursuant to Regulation 14A with respect to the Company's Annual Meeting of Shareholders, which Proxy Statement will contain the information required by Part III. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of the report:

     For a list of financial statements and financial statement schedules, see "Index to Consolidated Financial Statements" which is part of the Financial Statements and Supplementary Data which follow page 23 and are incorporated herein by reference.

(b) During the last quarter of the Company's fiscal year ended September 30, 1999, the Company filed no reports on Form 8-K.

(c)  Exhibits:

     For a list of exhibits, see "Exhibits" which follows page 18 and is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TIPPERARY CORPORATION



Date      December 15, 1999                By   /s/ David L. Bradshaw
     ----------------------------             ----------------------------------
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


/s/ David L. Bradshaw                      President, Chief Executive Officer                     December 15, 1999
--------------------------------           and Chairman of the Board of Directors
David L. Bradshaw



/s/ Lisa S.  Wilson                        Chief Financial Officer and                            December 15, 1999
--------------------------------           Principal Accounting Officer
Lisa S.  Wilson



/s/ Kenneth L. Ancell                      Executive Vice President - Corporate                   December 15, 1999
--------------------------------           Development and Director
Kenneth L. Ancell



/s/ Eugene I. Davis                        Director                                               December 15, 1999
--------------------------------
Eugene I. Davis



/s/ Douglas Kramer                         Director                                               December 15, 1999
--------------------------------
Douglas Kramer



/s/ Marshall D. Lees                       Director                                               December 15, 1999
--------------------------------
Marshall D. Lees

                                    EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

                                    EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

4.57            Promissory Note dated August 31, 1998, in the amount of
                $1,000,000 between Registrant and Slough Estates USA Inc., and incorporated herein by reference.

4.58            Promissory Note dated December 22, 1998, in the amount of
                $5,500,000 issued by the Registrant to Slough Estates USA Inc., and incorporated herein by reference.

4.59 Loan Agreement Promissory Note dated December 22, 1998, in the amount of $6,000,000 between Registrant and Slough Estates USA
                Inc., and incorporated herein by reference.

4.60            Security Agreement dated December 22, 1998, between the
                Registrant and Slough Estates USA Inc., and incorporated herein by reference.

                                    EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
4.61            Pledge of Stock dated December 22, 1998, between the Registrant and Slough Estates USA Inc., and incorporated herein by
                reference.

4.62            Second Amendment of Subordination Agreement dated December 22,
                1998, between Slough Estates USA Inc., and US Bank, N.A. f/k/a
                Colorado National Bank, and incorporated herein by reference.

4.63            Promissory Note dated March 11, 1999, in the amount of
                $6,500,000 issued by Registrant to Slough Estates USA Inc., and incorporated herein by reference.

4.64 Third Amendment of Subordination Agreement dated March 11, 1999, between Slough Estates USA Inc., and US Bank National
                Association f/k/a Colorado National Bank, and incorporated herein by reference.

4.65 Amendment to Security Agreement dated March 11, 1999, between the Registrant and Slough Estates USA Inc., and incorporated herein by reference.

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

                                    EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

10.56           Stock Purchase Agreement dated September 30, 1997 by and among
                Tipperary Corporation, Milmac Operating Company and James A.
                McAuley, filed as Exhibit 10.56 to Form 10-K dated September 30,
                1997, and incorporated herein by reference.

10.57 Purchase and Sale Agreement dated October 31, 1997, effective as of the 1st day of January, 1997, by and between Amerind Oil
                Company, Ltd. as Seller and Tipperary Oil & Gas Corporation, as
                Buyer, filed as Exhibit 10.57 to Form 10-K dated September 30,
                1997, and incorporated herein by reference.

10.58           Warrant to Purchase the Registrant's common stock dated December
                22, 1998, issued to Slough Estates USA Inc., and incorporated herein by reference.

10.59 Subscription Agreement to purchase Registrant's common stock dated December 22, 1998, between Registrant and Slough Estates
                USA Inc., and incorporated herein by reference.

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
11.1            Calculation of per share earnings, filed herewith.

21.1            List of subsidiaries, filed herewith.

23.1            Consent of PricewaterhouseCoopers LLP, filed herewith.

27              Financial Data Schedule

99.1            "Risk Factors" discussion from Registration Statement on Form
                S-8, dated June 13, 1996, SEC File No. 333-40589, pages 5 through 8, and incorporated herein by reference.

                     TIPPERARY CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




Report of Independent Accountants                                         F-2

Consolidated Balance Sheet
      September 30, 1999 and 1998                                         F-3

Consolidated Statement of Operations
      Years ended September 30, 1999, 1998 and 1997                       F-4

Consolidated Statement of Stockholders' Equity
      Years ended September 30, 1999, 1998 and 1997                       F-5

Consolidated Statement of Cash Flows
      Years ended September 30, 1999, 1998 and 1997                       F-6

Notes to Consolidated Financial Statements                                F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tipperary Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP


Denver, Colorado
December 13, 1999

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                           September 30, 1999 and 1998
                                 (in thousands)

                                                              1999         1998
                                                            ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                              $     430    $     633
     Receivables                                                1,525        1,408
     Inventory                                                    209          218
     Other current assets                                         899           66
                                                            ---------    ---------
         Total current assets                                   3,063        2,325
                                                            ---------    ---------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method                 136,562      136,647
     Other property and equipment                               2,402        2,571
                                                            ---------    ---------
                                                              138,964      139,218

Less accumulated depreciation, depletion and amortization     (95,642)     (92,626)
                                                            ---------    ---------
     Property, plant and equipment, net                        43,322       46,592
                                                            ---------    ---------

Noncurrent portion of deferred income taxes, net                1,573        1,573
Other noncurrent assets                                            47          270
                                                            ---------    ---------
                                                            $  48,005    $  50,760
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of note payable - related party        $     174    $      --
     Accounts payable                                           1,780          680
     Accrued liabilities                                          592          341
     Production taxes payable                                      46          103
     Royalties payable                                            201          156
                                                            ---------    ---------
         Total current liabilities                              2,793        1,280
                                                            ---------    ---------

Long-term debt                                                 11,800       16,500
Long-term notes payable - related party                         9,465        2,700
Commitments and contingencies (Note 10)

Minority interest                                                 495           --

Stockholders' equity
     Common stock; par value $.02; 20,000,000 shares
         authorized; 15,161,755 issued and 15,152,157
         outstanding in 1999; 13,161,755 issued and
         13,133,955 outstanding in 1998                           303          263
     Capital in excess of par value                           107,977      105,564
     Accumulated deficit                                      (84,803)     (75,476)
     Treasury stock, at cost; 9,598 shares in 1999;
         27,800 shares in 1998                                    (25)         (71)
                                                            ---------    ---------
         Total stockholders' equity                            23,452       30,280
                                                            ---------    ---------
                                                            $  48,005    $  50,760
                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                  Years ended September 30, 1999, 1998 and 1997
                      (in thousands, except per share data)


                                                     1999        1998        1997
                                                   --------    --------    --------
Revenues                                           $  7,921    $  9,082    $ 12,951
Costs and expenses
     Operating                                        4,587       4,953       5,505
     General and administrative                       2,262       1,770       1,503
     Depreciation, depletion and amortization         3,154       3,974       3,532
     Write-down of oil and gas properties             5,727       1,399          --
     Write-down of deferred financing costs              --         422          --
     Loss on sale of investment in
         NGL fractionating plant                         --          --         538
                                                   --------    --------    --------

         Total costs and expenses                    15,730      12,518      11,078
                                                   --------    --------    --------
         Operating income (loss)                     (7,809)     (3,436)      1,873
                                                   --------    --------    --------

Other income (expense):
     Interest income                                     13          31          99
     Interest expense                                (1,633)     (1,354)       (840)
     Loss on disposition of stock                        --          --        (258)
     Foreign currency exchange gain (loss)               19         (21)         --
                                                   --------    --------    --------

         Total other expense                         (1,601)     (1,344)       (999)
                                                   --------    --------    --------

Income (loss) before income taxes                    (9,410)     (4,780)        874
                                                   --------    --------    --------

Current income tax expense                               --          --          (1)
Deferred income tax expense                              --      (1,618)         --
                                                   --------    --------    --------

Income (loss) before equity in loss of
   NGL fractionating plant and minority interest     (9,410)     (6,398)        873

Equity in loss of NGL fractionating plant                --          --        (401)

Minority interest in loss of subsidiary                 115          --          --
                                                   --------    --------    --------

Net income (loss)                                  $ (9,295)   $ (6,398)   $    472
                                                   ========    ========    ========

Net income (loss) per share - basic and diluted    $   (.63)   $   (.49)   $    .04
                                                   ========    ========    ========

Weighted average shares outstanding                  14,689      13,118      13,050
                                                   ========    ========    ========


          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  Years ended September 30, 1999, 1998 and 1997
                                 (in thousands)


                                        Common Stock      Capital in                       Treasury Stock
                                     -------------------  excess of      Accumulated    ---------------------
                                      Shares     Amount   par value        Deficit       Shares       Amount      Total
                                     --------   --------  ----------     -----------    --------     --------    --------
Balance September 30, 1996             13,050   $    262  $  105,375     $   (69,550)         28     $    (71)   $ 36,016

     Net income                            --         --          --             472          --           --         472
                                       ------   --------  ----------     -----------         ---     --------    --------
Balance September 30, 1997             13,050        262     105,375         (69,078)         28          (71)     36,488

     Net loss                              --         --          --          (6,398)         --           --      (6,398)
     Exercise of stock options and
         warrants                          84          1         189              --          --           --         190
                                       ------   --------  ----------     -----------         ---     --------    --------
Balance September 30, 1998             13,134        263     105,564         (75,476)         28          (71)     30,280

     Net loss                              --         --          --          (9,295)         --           --      (9,295)
     Common stock and warrants
         issued                         2,000         40       2,413              --          --           --       2,453
     Treasury stock issued to
         officers in lieu of
         cash compensation                 18         --          --             (32)        (18)          46          14
                                       ------   --------  ----------     -----------         ---     --------    --------
Balance September 30, 1999             15,152   $    303  $  107,977     $   (84,803)         10     $    (25)   $ 23,452
                                       ======   ========  ==========     ===========         ===     ========    ========


          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  Years ended September 30, 1999, 1998 and 1997
                                 (in thousands)

                                                                     1999       1998       1997
                                                                   -------    -------    -------
Cash flows from operating activities:
     Net income (loss)                                             $(9,295)   $(6,398)   $   472
                                                                   -------    -------    -------
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Depreciation, depletion and amortization                    3,154      3,974      3,532
         Write-down of oil and gas properties                        5,727      1,399         --
         Write-down of deferred financing costs                         --        422         --
         Issuances of compensatory common stock                         14         --         --
         Minority interest                                            (115)        --         --
         Loss on sale of investment in NGL fractionating plant          --         --        538
         Equity in loss of NGL fractionating plant                      --         --        401
         Loss on disposition of stock                                   --         --        258
         Deferred income tax expense                                    --      1,618         --
     Change in assets and liabilities:
         (Increase) decrease in receivables                           (117)       558        188
         (Increase) decrease in inventory                                9        (21)        (7)
         (Increase) decrease in other current assets                  (833)        57         --
         Increase (decrease) in accounts payable
            and accrued liabilities                                  1,351       (542)      (191)
         Increase (decrease) in advances from joint owners              --       (468)       468
         Increase (decrease) in royalties payable                       45        (17)        25
         Decrease in production taxes payable                          (57)       (56)       (27)
         Other                                                           1         (1)        --
                                                                   -------    -------    -------
                                                                     9,179      6,923      5,185
                                                                   -------    -------    -------
         Net cash provided (used) by operating activities             (116)       525      5,657
                                                                   -------    -------    -------

Cash flows from investing activities:
     Proceeds from sale of assets                                      705      1,456         39
     Proceeds from sale of common stock                                 --         --        638
     Proceeds from sale of investment in NGL fractionating plant        --         --      1,800
     Capital expenditures                                           (6,179)    (8,033)    (9,435)
     Investment in NGL fractionating plant                              --         --       (265)
                                                                   -------    -------    -------
         Net cash used in investing activities                      (5,474)    (6,577)    (7,223)
                                                                   -------    -------    -------

Cash flows from financing activities:
     Proceeds from borrowing                                         7,019      3,056      2,300
     Principal repayments                                           (4,780)        --       (150)
     Proceeds from issuance of stock                                 2,228        190         --
     Proceeds from subsidiary sale of stock                            610         --         --
     Proceeds from issuance of warrants                                310         --         --
     Payments for debt and equity financing                             --        (90)      (630)
                                                                   -------    -------    -------
         Net cash provided by financing                              5,387      3,156      1,520
                                                                   -------    -------    -------

Net decrease in cash and cash equivalents                             (203)    (2,896)       (46)

Cash and cash equivalents at beginning of year                         633      3,529      3,575
                                                                   -------    -------    -------

Cash and cash equivalents at end of year                           $   430    $   633    $ 3,529
                                                                   =======    =======    =======
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                      $ 1,393    $ 1,431    $   831
     Income taxes                                                  $    --    $    --    $     1



          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1999, 1998 and 1997


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

Principles of Consolidation

The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil & Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd, and its proportionate share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. All intercompany transactions and balances have been eliminated.

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

As an operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchasers is considered minimal and the Company does not obtain collateral for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights and the Company considers the risk of loss to be minimal.

Fair Value of Financial Instruments

Cash and cash equivalents, receivables and current liabilities

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

At September 30, 1999 and 1998, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

Inventory

Inventory is composed of tubular goods and supplies and is valued at the lower of average cost or market.

Property, Plant and Equipment

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. See Note 5 to the Consolidated Financial Statements herein. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

Repairs and maintenance are expensed; renewals and betterments are capitalized. Certain indirect costs, including a portion of general and administrative expenditures have been capitalized to property, plant and equipment.

Interest costs for the construction of certain long term assets and for the investment in significant unproved properties and development projects are capitalized and amortized over the related asset's estimated useful life. No interest was capitalized in fiscal 1999 or 1998; however, the Company capitalized $297,000 of interest costs in fiscal 1997.

Upon sale or retirement of property, plant and equipment other than oil and gas properties, the applicable costs and accumulated depreciation are removed from the accounts and gain or loss is recognized.

Depreciation, Depletion and Amortization

Depreciation and depletion of oil and gas properties is provided using the units-of-production method computed using proved oil and gas reserves.

Depreciation and amortization of other property, plant and equipment and other assets is provided using the straight-line method computed over estimated useful lives ranging from three to twenty years.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Income Taxes

Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

Crude Oil and Natural Gas Hedging

The Company periodically hedges a portion of its crude oil and natural gas production through several methods. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged significant portions of its crude oil sales primarily through both "swap" agreements and put options with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price but retains 50% of price increases above the floor. Under put options, the Company has the right, but not the obligation, to exercise the option and receive the strike price for the volume of oil subject to the option. During fiscal 1999, the Company hedged an average of 8,000 barrels per month (approximately 27%) of its oil production. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 1999, 1998 and 1997 were ($200,000), $507,000, and ($205,000), respectively.

As of September 30, 1999, the Company had in place swap agreements covering 15,000 barrels of oil production for each month for the months of October 1999 through March 2000 at a weighted-average floor price of $20.29 per barrel. None of the Company's gas production is currently hedged for periods subsequent to September 30, 1999, and the Company does not expect to enter into any new contracts to hedge any oil or gas production beyond March in anticipation of selling its domestic oil and gas properties. The exposure related to contracts in effect as of September 30, 1999, was approximately $155,000. If and when properties are sold prior to March 31, 1999, the Company will evaluate its exposure and may terminate its swap agreements prior to maturity.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if options and warrants were exercised using the average market price for the Company's stock for the period.

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

Deferred Financing Costs

Certain legal and consulting costs have been incurred to obtain new financing. These expenses, as they related to raising capital through the issuance of stock, are accounted for as a reduction of the related proceeds. The expenses attributable to raising debt financing are amortized over the term of the related credit agreement.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Significant Customers

The Company had domestic sales in excess of 10% of total revenues to three unaffiliated oil and gas customers during fiscal 1999 totaling 45%, three unaffiliated oil and gas customers during fiscal 1998 totaling 43%, and three unaffiliated oil and gas customers during fiscal 1997 totaling 41%. All sales from the Company's Comet Ridge project in Queensland, Australia, are currently made to one purchaser under a five-year gas supply contract which commenced in January 1999. The Company does not believe that the loss of any existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices. To the extent the Company is successful in its efforts to sell all of its domestic oil and gas properties during fiscal 2000, it is likely that all of the Company's sales will be under the contract with ENERGEX until such time as the Company enters into new gas contracts.

Segment Information

The Company has one business segment; oil and gas exploration, development and production and operates in two geographic areas, the United States and Australia. See Note 11 to the Consolidated Financial Statements herein.

Impact of New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company effective October 1, 2000. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company does not believe that adoption of SFAS 133 will have a material impact, if any, on its financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

On December 22, 1998, the Company closed a transaction involving debt and equity financing of $11,700,000 provided by Slough Estates USA Inc. ("Slough"), the Company's largest shareholder. This financing was comprised of a loan commitment for $6,000,000 to be used for development of the Comet Ridge project in Queensland, Australia; $4,000,000 from the issuance of 2,000,000 shares of restricted common stock and asset sales; and an additional loan in the amount of $1,700,000.

The commitment for the $6,000,000 loan was made to the Company's Australian subsidiary. As of September 30, 1999, $3,219,000 had been advanced against this note, the proceeds of which are being used to fund an eight-well drilling program and gas gathering system expansion. The loan is evidenced by a five-year note bearing interest at the rate of 10% per annum. The terms of the note also provide that Slough will receive additional payments based upon a contractual payment right to 7% of gross revenues from both the existing and eight proposed wells until the loan is paid in full, after which it will be reduced to 7% of gross revenues from only the eight new wells for the life of those wells.

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

NOTE 3 - SUBSEQUENT EVENTS

On November 19, 1999 the Company and Slough entered into a letter agreement regarding additional financing to be provided by Slough. At a closing contemplated to be held in December 1999, Slough agreed to purchase 6,329,114 newly-issued shares of the Company's preferred stock for total consideration of $10 million, or $1.58 per share. The purchase price per share represented approximately 130% of the average closing price of the Company's common stock for the 20 trading days ended November 15, 1999. Also, at the closing, the Company will issue to Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning two years from the date of the closing and ending 10 years from the date of closing. The preferred stock will accrue cumulative dividends of 7.75% of the face value per share ($1.58) per year payable semi-annually in arrears, on June 30 and December 31. Dividends on the preferred stock may be payable in common stock at the option of the Company based on the greater of the per share book value as set forth in its most recent published financial statements or the average closing market price of the common stock during the preceding 10 trading days.

The preferred stock plus accumulated but unpaid dividends will be convertible into common stock at any time after issuance at the option of the holder and prior to maturity or earlier redemption. Each share of preferred stock will be convertible into one share of common stock. In addition, at the closing of the transaction, Slough will convert approximately 3,000,000 shares of convertible preferred stock into approximately 3,000,000 shares of common stock. The number of shares of common stock issuable upon conversion of the preferred stock will be subject to customary anti-dilution provisions. Accumulated but unpaid dividends will be converted into common stock based on the greater of the per share book value as set forth in the Company's most recent published financial statements or the average closing market price of the common stock during the preceding 10 trading days. The preferred stock will be callable or redeemable by the Company at face amount plus accumulated but unpaid dividends, five years after issuance of the preferred stock, with mandatory redemption 10 years after issuance at this price. The preferred stock will be subordinated to all existing and future debt. The preferred stock will have no voting rights, other than as a class as provided by Texas law. The Company intends to use $4,000,000 of proceeds from this financing to reduce bank debt and the remaining proceeds for general corporate purposes.

The above transaction was approved by the non-interested directors of the Board of the Company on November 18, 1999, but is subject to receipt by the non-interested members of the Board of Directors of an opinion from an independent financial adviser that the above transactions are fair, from a financial view, to the shareholders of the Company other than Slough. In connection with the transaction, the Company agreed to employ best efforts, including the retention of Hanifen, Imhoff Inc., an investment banking firm, to market and sell substantially all of its domestic oil and gas assets. The proceeds from the asset sales will be dedicated to the repayment of senior debt (anticipated to be $7.8 million) and then to repay the existing $6.5 million promissory note to Slough discussed above.

NOTE 4 - MINORITY INTEREST IN SUBSIDIARY

Effective December 22, 1998, the Company issued to Slough ten percent of the common stock of its Australian subsidiary in accordance with the terms of the previously described debt and equity financing transaction. See Note 2 to the Consolidated Financial Statements herein. The resulting non-Company owned shareholder interest has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 5 - OIL AND GAS FULL COST POOLS

Australia

The Company's Australia full cost pool includes acquisition, drilling and completion costs, seismic and initial de-watering costs, and costs to construct gas gathering lines. The Company holds a non-operating interest in the Comet Ridge coalbed methane project in Queensland. As of September 30, 1999, the capitalized cost applicable to the Australia full cost pool was $27,679,000. All capitalized costs are subject to depletion and depreciation.

United States

The Company's domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The total book value of the United States full cost pool as of September 30, 1999, was $15,061,000. Included in this total are $2,122,000 of acquisition costs attributable to nonproducing oil and gas leases, primarily in the Williston Basin, that have been excluded from depletable costs pending further evaluation.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis. Based on December 31, 1998, oil and gas prices, the Company recognized a non-cash impairment of its domestic oil and gas properties in the amount of $5,727,000 pursuant to the ceiling limitation.

See Note 11 (unaudited) for supplementary information on oil and gas operations, including capitalized costs, costs incurred, results of operations and estimated reserves for the Company's Australia and United States properties.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                                                      September 30,
                                                                       ---------------------------------------
                                                                           1999          1998          1997
                                                                       ----------     ----------     ---------
Numerator:
     Net income (loss)                                                 $   (9,295)    $   (6,398)    $     472

Denominator:
     Weighted-average shares outstanding                                   14,689         13,118        13,050
     Effect of dilutive securities:
         Assumed conversion of dilutive options                                --             --           216
                                                                       ----------      ---------     ---------
         Weighted-average shares and dilutive potential
            common shares                                                  14,689         13,118        13,266
Basic earnings (loss) per share                                         $   (0.63)     $   (0.49)    $    0.04
                                                                        =========      =========     =========

Diluted earnings (loss) per share                                       $   (0.63)     $   (0.49)    $    0.04
                                                                        =========      =========     =========

Potentially dilutive common stock of 145,000 shares from the exercise of options and warrants was antidilutive for fiscal 1998. There were no potentially dilutive shares in fiscal 1999.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 7 - LONG-TERM DEBT

The Company's bank credit agreement (the "agreement") provides a maximum loan facility of $40,000,000 subject to borrowing base limitations described below. The agreement contains provisions for both fixed rate and variable rate borrowings. During fiscal 1998, the Company and its bank entered into an amendment to the loan agreement which provided for a two-tranche revolver with interest at either London Interbank Offered Rate ("LIBOR") plus 2.5% or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The Company may make the selection between LIBOR or the bank's Base Rate, with the LIBOR-based option available for periods not exceeding 90 days. The outstanding loan balance at September 30, 1999, and September 30, 1998, was $11,800,000 and $16,500,000, respectively. The weighted average interest rate was 7.89% as of September 30, 1999 and 8.48% as of September 30, 1998. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a three-year term loan. The Conversion Date was recently extended by the bank from October 5, 1999 to October 5, 2000 subject to the bank receiving a payment of principal out of proceeds from the anticipated transaction with Slough.

The majority of the Company's domestic oil and gas properties have been pledged as security for the bank loan. The maximum borrowing base is determined solely by the bank and is based upon its assessment of the value of the Company's properties. This bank valuation is based upon the bank's assumptions about reserve quantities, oil and gas prices, operating expenses and other assumptions, all of which may change from time to time and which may differ from the Company's assumptions. At September 30, 1999 and 1998, the borrowing base was $11,800,000. Under the terms of the agreement, if the loan balance exceeds the borrowing base, the Company is required to either make a cash payment to the bank equal to or greater than such excess or provide additional collateral to increase the borrowing base by the amount of the deficit. At September 30, 1999, the borrowing base remained at $11,800,000, but was being reviewed by the bank. Management expects that the anticipated payment to the bank of $4,000,000 following the financing transaction and subsequent payments from property sales proceeds will more than cover a potential borrowing base deficiency. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the bank's average outstanding loan balance and the borrowing base. The bank agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank. Pursuant to the terms of the bank loan agreement, approximately $3,933,000 is projected to mature in each fiscal year from 2001 through 2004.

Related party debt at September 30, 1999 include loans from Slough, the Company's 45.5% shareholder. Included are a corporate loan in the amount of $6,500,000 and $3,139,000 for the development of the company's Comet Ridge project. Interest is due quarterly on the $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 9.58% at September 30, 1999. The unpaid principal balance of this note is due and payable March 11, 2002. During fiscal 1999, the Company received proceeds of $3,219,000 and made principal payments of $80,000 on the $6,000,000 loan commitment from Slough for an eight-well drilling program, leaving a balance due of $3,139,000 at September 30, 1999. The unpaid principal balance bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and must equal 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company has also agreed to pay a finance charge of 7% of gross proceeds received from sales from the Fairview #1 through #20 wells until the loan is repaid in full and an additional payment of 7% of gross proceeds received from sales from the eight new wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges is due and payable five years from the date all proceeds are received.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 8 - STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1999, and 1998 consisted of the following (in thousands, except number of shares):

                                                               1999         1998
                                                            ---------    ---------
Preferred stock:
     Cumulative, $1.00 par value. Authorized
         10,000,000 shares; none issued                     $      --    $      --
     Non-cumulative, $1.00 par value. Authorized
         10,000,000 shares; none issued                            --           --
Common stock, $.02 par value. Authorized 20,000,000
     shares; 15,161,755 issued and 15,152,157 outstanding
     as of September 30, 1999; 13,161,755 issued and
     13,133,955 outstanding in 1998                               303          263
Capital in excess of par value                                107,977      105,564
Accumulated deficit                                           (84,803)     (75,476)
Treasury stock, at cost; 9,598 shares in 1999;
     27,800 shares in 1998                                        (25)         (71)
                                                            ---------    ---------
         Total stockholders' equity                         $  23,452    $  30,280
                                                            =========    =========

Common Stock Issuances

During fiscal 1999, the Company issued 2,000,000 shares of its common stock to Slough Estates USA Inc., the Company's largest shareholder in connection with the debt and equity financing transaction dated December 22, 1998. See Note 2 to the Consolidated Financial Statements herein. The Company also issued 18,202 common shares from its treasury stock to certain of its officers in lieu of cash compensation.

Stock Incentive Plans

In 1987, the Company adopted the 1987 Employee Stock Option Plan (the "1987 Plan") that provided for grants of a maximum of 383,000 options to employees of the Company to purchase shares of the Company's common stock. The 1987 Plan expired December 31, 1996. The 269,400 options currently outstanding under this plan have a term of ten years, an exercise price equal to the fair market value of the stock on the date of grant and qualify as incentive stock options as defined in the Internal Revenue Code of 1986 ("the Code"). These options remain in full force and effect pursuant to each option's terms.

Pursuant to a shareholder vote in January 1997, the 1997 Long-Term Incentive Plan (the "1997 Plan") was adopted to replace the expired 1987 Plan. The 1997 Plan reserves 250,000 shares of common stock for issuance for a period of ten years. Any shares that are the subject of an award which has lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The 1997 Plan provides that participants may be granted awards in the form of incentive stock options, non-qualified options as defined in the Code, stock appreciation rights ("SARs"), performance awards related to the Company's operations, or restricted stock upon payment of consideration not less than the par value of the restricted stock issued. During fiscal 1999, the Company issued options to acquire 134,000 shares of its common stock under this plan.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table represents a summary of stock option transactions under both the 1987 Plan and the 1997 Plan for the three years ended September 30, 1999:

                                                             Weighted-Average
                                      1987 Plan   1997 Plan   Exercise Price
                                      ---------   ---------  ----------------
As of September 30, 1996                266,650          --      $   3.75
     Granted in fiscal 1997              85,000      37,500      $   3.90
     Forfeited in fiscal 1997                --          --            --
     Exercised in fiscal 1997                --          --            --
                                        -------     -------
As of September 30, 1997                351,650      37,500      $   3.80
                                        -------     -------
     Granted in fiscal 1998                  --      81,000      $   4.26
     Forfeited in fiscal 1998           (51,666)    (17,000)     $   4.37
     Exercised in fiscal 1998           (30,584)         --      $   3.27
                                        -------     -------
As of September 30, 1998                269,400     101,500      $   3.84
                                        -------     -------
     Granted in fiscal 1999                  --     134,000      $   2.24
     Forfeited in fiscal 1999                --     (12,000)     $   2.81
     Exercised in fiscal 1999                --          --            --
                                        -------     -------
As of September 30, 1999                269,400     223,500      $   3.43
                                        =======     =======
Exercisable as of September 30, 1999    247,733     133,003      $   3.16
                                        =======     =======

Options under both plans vest ratably over three years, except for options covering 15,000 shares under the 1987 Plan at an exercise price of $5.13, which vested ratably over five years.

Nonqualified Stock Options and Warrants

Nonqualified option and warrant transactions for the three years ended September 30, 1999, are as follows:

                                                       Weighted-Average
                                         Shares         Exercise Price
                                        ---------      ----------------
As of September 30, 1996                  405,000         $   2.70
         Granted in fiscal 1997           105,000         $   4.25
         Expired in fiscal 1997                --               --
         Exercised in fiscal 1997              --               --
                                        ---------
As of September 30, 1997                  510,000         $   3.02
                                        ---------
         Granted in fiscal 1998            16,664         $   3.63
         Expired in fiscal 1998                --               --
         Exercised in fiscal 1998         (53,100)        $   2.00
                                        ---------
As of September 30, 1998                  473,564         $   3.16
         Granted in fiscal 1999           796,872         $   2.52
         Expired in fiscal 1999                --               --
         Exercised in fiscal 1999              --               --
                                        ---------
As of September 30, 1999                1,270,436         $   2.75
                                        =========
Exercisable as of September 30, 1999      460,437         $   3.10
                                        =========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table summarizes information about stock options and warrants outstanding at September 30, 1999:

                                       Options and Warrants                            Options and Warrants
                                            Outstanding                                     Exercisable
                       -----------------------------------------------------       -------------------------------
                         Number            Weighted        Weighted Average          Number            Weighted
    Range of           Outstanding          Average            Remaining           Exercisable         Average
 Exercise Prices       at 9/30/99       Exercise Price     Contractual Life         at 9/30/99      Exercise Price
 ---------------       -----------      --------------     -----------------       -----------      --------------
  $1.50 to $2.00          511,900           $1.72                10.00                 201,900          $2.00
  $2.50 to $3.69          860,936           $2.99                 6.36                 339,269          $2.94
  $4.00 to $5.13          390,500           $4.44                 8.53                 300,004          $4.49

  $1.50 to $5.13        1,763,336           $2.94                 7.90                 841,173          $3.26

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to account for its stock option plans. Under APB 25 expense for a fixed stock option grant is recorded as the difference between the market price of the stock and the exercise price on the date of grant. No compensation expense has been recognized for grants of stock options or warrants, since the plans provide that the exercise price shall be equal to or greater than the market price of the stock on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards were granted. Companies may decide not to adopt the fair value method but rather to disclose in the notes to the financial statements the pro forma effect on net income and earnings per share had the fair value method been adopted. The fair value of options and warrants granted during fiscal 1999, 1998 and 1997 of $292,000, $130,000 and $431,000,
respectively, were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                1999        1998         1997
                              --------    --------    --------
Expected life (in years)          8.00        5.00        6.00
Expected volatility              63.91%      66.16%      67.71%
Risk-free interest rate           5.30%       5.84%       6.20%
Expected dividends            $     --    $     --    $     --

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                  1999               1998               1997
                                             -------------       -------------      ----------
Net income (loss)           As Reported      $  (9,295,000)      $  (6,398,000)     $  472,000
                            Pro forma        $  (9,465,000)      $  (6,599,000)     $  327,000

Income (loss) per share     As Reported      $        (.63)      $        (.49)     $      .04
                            Pro forma        $        (.64)      $        (.50)     $      .03

NOTE 9 - INCOME TAXES

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a $20.3 million asset for the future benefit of its net operating tax loss carryforwards and other tax benefits. As of September 30, 1999, this asset was offset by a valuation allowance of approximately $18.8 million based on management's projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance is

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


appropriate. During fiscal 1998, NYMEX oil and gas prices had decreased approximately 30% and 20%, respectively, compared to prices as of September 30, 1997. As a result of these price decreases, management revised its assumptions used in projections of taxable income and utilization of net operating loss carryforwards. These revisions, combined with a recent history of net operating tax losses, and the expiration within three years of $31 million of approximately $43 million in total tax net operating loss carryfowards, led management to conclude that the impact of lower oil and gas prices warranted an increase of $1,618,000 in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense.

As of September 30, 1999, projections of future taxable income increased from a year earlier due to a significant increase in oil and gas prices. In addition, the Company expects to realize taxable gains from property sales during fiscal 2000 and plans to reduce debt substantially. With these factors in mind, management determined that it is more likely than not that the current net deferred tax asset will be realized and that no increase in the valuation allowance was required. The $736,000 decrease in the valuation allowance during the fiscal year ended September 30, 1999 was primarily attributable to the expiration of a net operating loss carryover during fiscal 1999.

The net deferred tax asset is comprised of the following at September 30, 1999 and 1998:

                                                            1999        1998
                                                          --------    --------
Deferred tax assets:
     Federal and state net operating loss carryforwards   $ 13,032    $ 15,112
     Statutory depletion carryforwards                       2,465       2,409
     Property, plant and equipment                           4,566       3,098
     Tax credit carryforwards                                  260         372
     Capital loss carryforward                                  --          68
     Other                                                       3           3
                                                          --------    --------
         Gross deferred tax assets                          20,326      21,062
                                                          --------    --------
         Valuation allowance                               (18,753)    (19,489)
                                                          --------    --------
         Net deferred tax asset                           $  1,573    $  1,573
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

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. The reasons for and effects of such differences (in thousands) are as follows:

                                                       1999       1998       1997
                                                      -------    -------    -------
Expected amount                                       $(3,266)   $(1,673)   $   165
Increase (decrease) from:
     Increase (decrease) in valuation allowance          (736)     1,237       (724)
     Adjustments to and expiration of carryforwards     3,997      2,059      1,127
     Permanent differences between financial
         statement income and taxable income                5         (5)      (568)
     State taxes, net of federal benefit, and other        --         --          1
                                                      -------    -------    -------
Total income tax expense (benefit)                    $    --    $ 1,618    $     1
                                                      =======    =======    =======

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The Company has approximate net operating loss and investment tax credit carryfowards (in thousands) available at September 30, 1999, as follows:

           Expiration Year                Net Operating Loss                    Investment Tax Credit
           ---------------                ------------------                    ---------------------
                2000                           $  13,701                              $      31
                2001                               4,817                                     14
                2003                                 991                                     --
                2004                               3,360                                     --
                2009                               1,391                                     --
                2011                               1,126                                     --
                2012                               1,563                                     --
                2013                               3,157                                     --
                                               ---------                              ---------

                Total                          $  30,106                              $      45
                                               =========                              =========

The Company also has statutory depletion carryforwards of approximately $7,043,000 and minimum tax credit carryforwards of approximately $215,000 which do not expire. The Company's net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period after 1986. As of September 30, 1999, no such ownership change had occurred.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, Cause No. CV42,265, in the District Court of Midland County, Texas. The complaint, which concerns the Comet Ridge coalbed methane project in Queensland, Australia, alleges that Tri-Star Petroleum Company ("Tri-Star"), operator of the project, has failed to perform its duties under the operating agreement, and seeks the removal of Tri-Star as operator, an accounting of expenses charged to the joint interest account and unspecified amounts for damages for breach of contract. Among the allegations in the complaint are that Tri-Star has refused to allow the Company to inspect the books and records of the project, has attempted to block the Company's right to take its proportionate share of gas production in kind, may have improperly billed expenses to the joint interest owners and has an impermissible conflict of interest precluding it from acting as a reasonable and prudent operator. Tri-Star has answered the complaint denying the claims and has asserted counterclaims against the Company for breach of the operating agreement and mediation agreement between the parties and interference with prospective contracts and business relations. Tri-Star filed a counterclaim seeking monetary damages, but has not pleaded for any specific sum. Two additional non-operating joint owners have intervened in the action as plaintiffs, asserting a claim for the removal of Tri-Star as operator, and other claims similar to those asserted by the Company. Discovery is in process.

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

Other Commitments and Contingencies

The Company entered into an amendment to its office lease agreement in Denver, Colorado effective September 1, 1998. The amended lease covers approximately 11,000 square feet and extends the lease for a term of three years expiring August 31, 2001. During the remaining term of the lease, the base rent is payable in the amounts: $166,000 in fiscal 2000 and $152,000 in fiscal 2001, plus expense recovery amounts. The Company paid rent for its Denver office of approximately $133,000 in fiscal 1999 and $116,000 in each of fiscal 1998 and 1997. During fiscal 1999, the Company leased office space in Brisbane, Queensland, Australia, on a month-to-month basis and paid total rent of approximately US $11,000 for the year ended September 30, 1999. The Company has also leased approximately 1,400 square feet of

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


office space in Houston, Texas. The term of the lease commenced November 1, 1999, and terminates on March 31, 2001, with no rent payable for November 1999, a base rent of $775 for the month of December 1999 and $1,715 each month thereafter.

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 11 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for fiscal 1999, 1998 and 1997 (in thousands) are as follows:

CAPITALIZED COSTS:

                                               United States                Australia                Total
                                               -------------             -------------           -----------
September 30, 1999:
     Proved oil and gas properties             $     100,587             $      27,972           $   128,559
     Unproved oil and gas properties                   7,686                       317                 8,003
                                               -------------             -------------           -----------
                                                     108,273                    28,289               136,562
     Less accumulated depletion                      (93,212)                     (610)              (93,822)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      15,061             $      27,679           $    42,740
                                               =============             =============           ===========

September 30, 1998:
     Proved oil and gas properties             $     103,701             $      23,345           $   127,046
     Unproved oil and gas properties                   9,601                        --                 9,601
                                               -------------             -------------           -----------
                                                     113,302                    23,345               136,647
     Less accumulated depletion                      (90,736)                     (196)              (90,932)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      22,566             $      23,149           $    45,715
                                               =============             =============           ===========

September 30, 1997:
     Proved oil and gas properties             $     103,600             $      18,460           $   122,060
     Unproved oil and gas properties                   9,518                        --                 9,518
                                               -------------             -------------           -----------
                                                     113,118                    18,460               131,578
     Less accumulated depletion                      (87,187)                       --               (87,187)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      25,931             $      18,460           $    44,391
                                               =============             =============           ===========


COSTS INCURRED:

                                               United States                Australia                Total
                                               -------------             -------------           -----------
September 30, 1999:
     Property acquisition costs:
         Proved oil and gas properties         $         232             $          13           $       245
         Unproved oil and gas properties                  57                        15                    72
                                               -------------             -------------           -----------
                                                         289                        28                   317
                                               -------------             -------------           -----------
     Exploration costs                                    33                       302                   335
     Development costs                                   376                     5,319                 5,695
                                               -------------             -------------           -----------
         Total costs incurred                  $         698             $       5,649           $     6,347
                                               =============             =============           ===========

September 30, 1998:
     Property acquisition costs:
         Proved oil and gas properties         $          --             $       3,201           $     3,201
         Unproved oil and gas properties                 733                        --                   733
                                               -------------             -------------           -----------
                                                         733                     3,201                 3,934
                                               -------------             -------------           -----------
     Exploration costs                                 1,953                        --                 1,953
     Development costs                                   352                     1,684                 2,036
                                               -------------             -------------           -----------
         Total costs incurred                  $       3,038             $       4,885           $     7,923
                                               =============             =============           ===========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


COSTS INCURRED (Continued):

                                               United States               Australia                Total
                                               -------------             -------------           -----------
September 30, 1997:
     Property acquisition costs:
         Proved oil and gas properties         $          --             $          --           $        --
         Unproved oil and gas properties                 802                     2,309                 3,111
                                               -------------             -------------           -----------
                                                         802                     2,309                 3,111
                                               -------------             -------------           -----------
     Exploration costs                                   849                        --                   849
     Development costs                                 1,908                     3,427                 5,335
                                               -------------             -------------           -----------
         Total costs incurred                  $       3,559             $       5,736           $     9,295
                                               =============             =============           ===========

Depletion rates per equivalent barrel of domestic production for the years ended September 30, 1999, 1998 and 1997 were $4.51, $5.50 and $4.51, respectively.
Costs of $2,122,000, $3,608,000 and $3,417,000 related to domestic unproved oil and gas properties which have not yet been evaluated were excluded from depletable costs in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The rate of depletion per equivalent barrel of production in Australia was $1.82 for the year ended September 30, 1999, and $1.20 for the prior fiscal year. Costs of $317,000 related to Australia properties which have not yet been evaluated have been excluded from depletable costs in fiscal 1999.

RESULTS OF OPERATIONS:

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, for each year in the three-year period ended September 30, 1999, (in thousands) are as follows:

                                                     United States             Australia               Total
                                                     -------------            -----------           -----------
September 30, 1999:
     Revenue from sale of oil and gas                $       6,620            $     1,191           $     7,811
     Production costs                                       (3,846)                  (870)               (4,716)
     Depreciation, depletion and amortization
         including impairment                               (8,203)                  (415)               (8,618)
     Income tax expense                                         --                     --                    --
                                                     -------------            -----------           -----------
     Operating income from petroleum
         producing activities                        $      (5,429)           $       (94)          $    (5,523)
                                                     =============            ===========           ===========

September 30, 1998:
     Revenue from sale of oil and gas                $       8,494            $       452           $     8,946
     Production costs                                       (4,487)                  (476)               (4,963)
     Depreciation, depletion and amortization
         including impairment                               (4,948)                  (196)               (5,144)
     Income tax expense                                         --                     --                    --
                                                     -------------            -----------           -----------
     Operating income from petroleum
         producing activities                        $        (941)           $      (220)          $    (1,161)
                                                     =============            ===========           ===========

September 30, 1997:
     Revenue from sale of oil and gas                $      12,791            $        --           $    12,791
     Production costs                                       (5,499)                    --                (5,499)
     Depreciation, depletion and amortization               (3,345)                    --                (3,345)
     Income tax expense                                        (80)                    --                   (80)
                                                     -------------            -----------           -----------
     Operating income from petroleum
         producing activities                        $       3,867            $        --           $     3,867
                                                     =============            ===========           ===========

Revenues of $110,000, $136,000 and $160,000 were not included above for 1999, 1998 and 1997, respectively, which

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


represent revenues received primarily for saltwater disposal. Production costs of $144,000 were included above for each of 1999, 1998 and 1997, which represent costs paid or payable to other affiliates in the consolidated group. Costs associated with the saltwater disposal revenue and other costs of $15,000, $134,000 and $150,000 were not included above for 1999, 1998 and 1997, respectively. Income tax expense is computed using the Company's overall effective tax rate for each respective year.

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

                                               United States                Australia                   Total
                                              ------------------      --------------------      --------------------
                                               Oil         Gas         Oil          Gas           Oil         Gas
                                              MBbls       MMcf        MBbls        MMcf          MBbls       MMcf
                                              ------     -------      -------     --------      --------    --------
September 30, 1999:
     Total proved reserves:
         Beginning of year                     2,388       9,023           --      122,509         2,388     131,532
         Revisions of previous estimates         346       1,879           --       10,130           346      12,009
         Extensions, discoveries
            and other additions                   26          46           --           --            26          46
         Purchases of reserves in place           47          38           --           --            47          38
         Sale of reserves in place                --          --           --           --            --          --
         Production                             (352)     (1,183)          --       (1,366)         (352)     (2,549)
                                               -----      ------      -------      -------         -----     -------
         End of year                           2,455       9,803           --      131,273(1)      2,455     141,076
                                               =====      ======      =======      =======         =====     =======

     Proved developed reserves:
         Beginning of year                     2,114       7,255           --       28,100         2,114      35,355
                                               =====      ======      =======      =======         =====     =======
         End of year                           2,171       8,003           --       30,899(1)      2,171      38,902
                                               =====      ======      =======      =======         =====     =======

September 30, 1998:
     Total proved reserves:
         Beginning of year                     2,916      11,324           --      116,949         2,916     128,273
         Revisions of previous estimates        (439)       (279)          --       (4,141)         (439)     (4,420)
         Extensions, discoveries
            and other additions                  410         189           --           --           410         189
         Purchases of reserves in place           --          --           --       10,679            --      10,679
         Sale of reserves in place               (73)       (891)          --           --           (73)       (891)
         Production                             (426)     (1,320)          --         (978)         (426)     (2,298)
                                               -----      ------      -------      -------         -----     -------
         End of year                           2,388       9,023           --      122,509         2,388     131,532
                                               =====      ======      =======      =======         =====     =======

     Proved developed reserves:
         Beginning of year                     2,631       9,473           --       48,396         2,631      57,869
                                               =====      ======      =======      =======         =====     =======
         End of year                           2,114       7,255           --       28,100         2,114      35,355
                                               =====      ======      =======      =======         =====     =======


(1) Includes 13,127 MMcf of total proved reserves and 3,090 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd. See Note 2.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


ESTIMATES OF PROVED OIL AND GAS RESERVES (Continued):

                                               United States                Australia                   Total
                                              ------------------      --------------------      --------------------
                                               Oil         Gas         Oil          Gas           Oil         Gas
                                              MBbls       MMcf        MBbls        MMcf          MBbls       MMcf
                                              ------     -------      -------     --------      --------    --------
September 30, 1997:
     Total proved reserves:
         Beginning of year                     4,042      13,052           --           --         4,042      13,052
         Revisions of previous estimates        (708)       (199)          --           --          (708)       (199)
         Extensions, discoveries
            and other additions                   63          36           --      116,949            63     116,985
         Purchases of reserves in place           --          --           --           --            --          --
         Sale of reserves in place                --          --           --           --            --          --
         Production                             (481)     (1,565)          --           --          (481)     (1,565)
                                               -----      ------       ------      -------         -----     -------
         End of year                           2,916      11,324           --      116,949         2,916     128,273
                                               =====      ======       ======      =======         =====     =======
     Proved developed reserves:
         Beginning of year                     3,657      11,116           --           --         3,657      11,116
                                               =====      ======       ======      =======         =====     =======
         End of year                           2,631       9,473           --       48,396         2,631      57,869
                                               =====      ======       ======      =======         =====     =======

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Information with respect to the Company's estimated discounted future net cash flows from its oil and gas properties for fiscal 1999, 1998 and 1997 (in thousands) follows:

                                                      United States         Australia            Total
                                                     --------------      -------------       -------------
September 30, 1999:
     Future revenues                                 $      78,534       $     177,744       $     256,278
     Future production costs                               (35,079)            (33,032)            (68,111)
     Future development costs                               (1,490)            (13,054)            (14,544)
     Future income tax expense                              (5,362)            (39,575)            (44,937)
                                                     -------------       -------------       -------------
     Future net cash flow                                   36,603              92,083             128,686
     10% annual discount                                   (14,295)            (51,928)            (66,223)
                                                     -------------       -------------       -------------
   Discounted future net cash flows                  $      22,308       $      40,155(1)    $      62,463
                                                     =============       =============       =============
September 30, 1998:
     Future revenues                                 $      53,779       $     150,196       $     203,975
     Future production costs                               (24,095)            (31,649)            (55,744)
     Future development costs                               (1,439)             (9,887)            (11,326)
     Future income tax expense                              (1,045)            (38,108)            (39,153)
                                                     -------------       -------------       -------------
     Future net cash flow                                   27,200              70,552              97,752
     10% annual discount                                   (11,024)            (39,872)            (50,896)
                                                     -------------       -------------       -------------
     Discounted future net cash flows                $      16,176       $      30,680       $      46,856
                                                     =============       =============       =============
September 30, 1997:
     Future revenues                                 $      92,359       $     159,953       $     252,312
     Future production costs                               (37,309)            (47,670)            (84,979)
     Future development costs                               (1,460)             (8,463)             (9,923)
     Future income tax expense                              (2,739)            (33,067)            (35,806)
                                                     -------------       -------------       -------------
     Future net cash flow                                   50,851              70,753             121,604
     10% annual discount                                   (20,600)            (46,377)            (66,977)
                                                     -------------       -------------       -------------
     Discounted future net cash flows                $      30,251       $      24,376       $      54,627
                                                     =============       =============       =============

(1) Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd. See Note 2.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Principal changes in the Company's estimated discounted future net cash flows for each of the three years in the period ended September 30, 1999 (in thousands) are as follows:

                                                        United States         Australia            Total
                                                       --------------      -------------       -------------
September 30, 1999:
Beginning of year                                      $       16,176      $      30,680       $      46,856
     Oil and gas sales, net of production costs                (2,897)              (321)             (3,218)
     Net change in prices and production costs                  7,179              3,466              10,645
     Extensions and discoveries, less related costs               192                 --                 192
     Purchases of reserves in place, net                          341                 --                 341
     Sale of reserves in place                                     --                 --                  --
     Change in estimated development costs                         67              2,121               2,188
     Revision of previous quantity estimates                    2,743              2,533               5,276
     Accretion of discount                                      1,618              3,068               4,686
     Net change in income taxes                                (2,239)            (1,590)             (3,829)
     Changes in production rates and other                       (872)               198                (674)
                                                       --------------      -------------       -------------
End of year                                            $       22,308      $      40,155(1)    $      62,463
                                                       ==============      =============       =============

At September 30, 1999, average oil and gas prices used in the determination of future cash flows for domestic reserves were $22.08 per barrel and $2.48 per Mcf, respectively. The average gas price used in the determination of future cash flows for Australia reserves as U.S. $1.35 per Mcf.

(1) Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd. See
Note 2.

                                                        United States          Australia              Total
                                                       ----------------      -------------         -----------
September 30, 1998:
Beginning of year                                      $         30,251      $      24,376         $    54,627
     Oil and gas sales, net of production costs                  (4,151)            (1,193)             (5,344)
     Net change in prices and production costs                  (10,946)             7,241              (3,705)
     Extensions and discoveries, less related costs               2,535                 --               2,535
     Purchases of reserves in place, net                             --              3,204               3,204
     Sale of reserves in place                                   (1,726)                --              (1,726)
     Change in estimated development costs                           17              1,344               1,361
     Revision of previous quantity estimates                     (3,047)            (5,176)             (8,223)
     Accretion of discount                                        3,025              2,438               5,463
     Net change in income taxes                                   1,062             (2,134)             (1,072)
     Changes in production rates and other                         (844)               580                (264)
                                                       ----------------      -------------         -----------
End of year                                            $         16,176      $      30,680         $    46,856
                                                       ================      =============         ===========

At September 30, 1998, average oil and gas prices used in the determination of future cash flows for domestic reserves were $13.91 per barrel and $2.28 per Mcf, respectively. The average gas price used in the determination of future cash flows for Australia reserves was U.S. $1.23 per Mcf.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                        United States        Australia            Total
                                                       --------------      -------------       -----------
September 30, 1997:
Beginning of year                                      $       37,937      $          --       $    37,937
     Oil and gas sales, net of production costs                (7,436)                --            (7,436)
     Net change in prices and production costs                  1,554                 --             1,554
     Extensions and discoveries, less related costs               441             24,376            24,817
     Change in estimated development costs                        720                 --               720
     Revision of previous quantity estimates                   (4,523)                --            (4,523)
     Accretion of discount                                      3,794                 --             3,794
     Net change in income taxes                                  (276)                --              (276)
     Changes in production rates and other                     (1,960)                --            (1,960)
                                                       --------------      -------------       -----------
End of year                                            $       30,251      $      24,376       $    54,627
                                                       ==============      =============       ===========

At September 30, 1997, average oil and gas prices used in the determination of future cash flows for domestic reserves were $19.01 per barrel and $3.26 per Mcf, respectively. The average gas price used in the determination of future cash flows for foreign reserves as $1.37 per Mcf; the Company had not entered into a gas contract, but believes this price was representative of general market conditions as of September 30, 1997.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 1999 and 1998 (in thousands, except per share data):


                                                       Quarter Ended
                               ---------------------------------------------------------
                               December 31,       March 31,    June 30,    September 30,
                                   1998             1999         1999           1999          Total
                               ------------       ---------    --------    -------------    ---------
Fiscal 1999
-----------
Revenues                       $      1,749       $   1,608    $  2,063    $       2,501    $   7,921
                               ============       =========    ========    =============    =========

Gross profit                   $        604       $     493    $    896    $       1,341    $   3,334
                               ============       =========    ========    =============    =========

Net loss                       $     (7,336)(1)   $  (1,108)   $   (578)   $        (273)   $  (9,295)
                               ============       =========    ========    =============    =========

Net loss per common
   share - basic and diluted   $       (.55)      $    (.07)   $   (.04)   $        (.02)   $    (.63)
                               ============       =========    ========    =============    =========


                                                       Quarter Ended
                               -------------------------------------------------------
                               December 31,    March 31,    June 30,     September 30,
                                  1997           1998         1998             1998         Total
                               ------------    ---------    --------     -------------    ---------
Fiscal 1998
-----------
Revenues                       $      2,564    $   2,244    $  2,224     $       2,050    $   9,082
                               ============    =========    ========     =============    =========

Gross profit                   $      1,301    $   1,056    $    993     $         779    $   4,129
                               ============    =========    ========     =============    =========

Net loss                       $       (294)   $    (705)   $ (3,750)(2) $      (1,649)   $  (6,398)
                               ============    =========    ========     =============    =========

Net loss per common
   share - basic and diluted   $       (.02)   $    (.05)   $   (.29)    $        (.13)   $    (.49)
                               ============    =========    ========     =============    =========


(1) Includes $5,727,000 write-down of oil and gas properties.
(2) Includes $1,399,000 write-down of oil and gas properties and $1,618,000 write-down of deferred tax asset.

                                    EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

                                    EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

4.57            Promissory Note dated August 31, 1998, in the amount of
                $1,000,000 between Registrant and Slough Estates USA Inc., and incorporated herein by reference.

4.58            Promissory Note dated December 22, 1998, in the amount of
                $5,500,000 issued by the Registrant to Slough Estates USA Inc., and incorporated herein by reference.

4.59 Loan Agreement Promissory Note dated December 22, 1998, in the amount of $6,000,000 between Registrant and Slough Estates USA
                Inc., and incorporated herein by reference.

4.60            Security Agreement dated December 22, 1998, between the
                Registrant and Slough Estates USA Inc., and incorporated herein by reference.

                                    EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
4.61            Pledge of Stock dated December 22, 1998, between the Registrant and Slough Estates USA Inc., and incorporated herein by
                reference.

4.62            Second Amendment of Subordination Agreement dated December 22,
                1998, between Slough Estates USA Inc., and US Bank, N.A. f/k/a
                Colorado National Bank, and incorporated herein by reference.

4.63            Promissory Note dated March 11, 1999, in the amount of
                $6,500,000 issued by Registrant to Slough Estates USA Inc., and incorporated herein by reference.

4.64 Third Amendment of Subordination Agreement dated March 11, 1999, between Slough Estates USA Inc., and US Bank National
                Association f/k/a Colorado National Bank, and incorporated herein by reference.

4.65 Amendment to Security Agreement dated March 11, 1999, between the Registrant and Slough Estates USA Inc., and incorporated herein by reference.

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

                                    EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

10.56           Stock Purchase Agreement dated September 30, 1997 by and among
                Tipperary Corporation, Milmac Operating Company and James A.
                McAuley, filed as Exhibit 10.56 to Form 10-K dated September 30,
                1997, and incorporated herein by reference.

10.57 Purchase and Sale Agreement dated October 31, 1997, effective as of the 1st day of January, 1997, by and between Amerind Oil
                Company, Ltd. as Seller and Tipperary Oil & Gas Corporation, as
                Buyer, filed as Exhibit 10.57 to Form 10-K dated September 30,
                1997, and incorporated herein by reference.

10.58           Warrant to Purchase the Registrant's common stock dated December
                22, 1998, issued to Slough Estates USA Inc., and incorporated herein by reference.

10.59 Subscription Agreement to purchase Registrant's common stock dated December 22, 1998, between Registrant and Slough Estates
                USA Inc., and incorporated herein by reference.

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
11.1            Calculation of per share earnings, filed herewith.

21.1            List of subsidiaries, filed herewith.

23.1            Consent of PricewaterhouseCoopers LLP, filed herewith.

27              Financial Data Schedule

99.1            "Risk Factors" discussion from Registration Statement on Form
                S-8, dated June 13, 1996, SEC File No. 333-40589, pages 5 through 8, and incorporated herein by reference.