Form 10QSB
period 1999-12-31
TIPPERARY CORP
filed 2000-02-14
CIK 98410

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-QSB


   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT OF 1934

For the quarterly period ended     December 31, 1999

                                          OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT OF 1934

For the transition period from                to
                               ---------------   ---------------

Commission File Number 1-7796


                                TIPPERARY CORPORATION
          (Exact name of small business issuer as specified in its charter)



          Texas                                        75-1236955
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          633 Seventeenth Street, Suite 1550
          Denver, Colorado                             80202
          (Address of principal executive offices)     (Zip Code)


                                  (303) 293-9379
                             Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding February 14, 2000
----------------------------                 -----------------------------
Common Stock, $.02 par value                 18,052,157 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                 Index to Form 10-QSB


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         December 31, 1999 and September 30, 1999            1

                         Consolidated Statement of Operations
                         Three months ended December 31, 1999 and 1998       2

                         Consolidated Statement of Cash Flows
                         Three months ended December 31, 1999 and 1998       3

                         Notes to Consolidated Financial Statements        4-6

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      7-10


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       11

          Item 2.   Changes in Securities                                   11

          Item 3.   Defaults Upon Senior Securities                         11

          Item 4.   Submission of Matters to a Vote of Security Holders     11

          Item 5.   Other Information                                       11

          Item 6.   Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                                  13

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)
                                    (unaudited)

                                              December 31,       September 30,
                                                  1999                1999
                                             -------------       -------------
                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents               $       5,314       $         430
     Receivables                                     1,589               1,525
     Inventory                                           -                 209
     Other current assets                            1,357                 899
     Properties held for sale (Note 3)              15,025                   -
                                             -------------       -------------
          Total current assets                      23,285               3,063
                                             -------------       -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost
       method                                       30,260             136,562
     Other property and equipment                      982               2,402
                                             -------------       -------------
                                                    31,242             138,964

Less accumulated depreciation, depletion
  and amortization                                  (1,625)            (95,642)
                                             -------------       -------------
     Property, plant and equipment, net             29,617              43,322
                                             -------------       -------------

Noncurrent portion of deferred income
  taxes, net                                         1,573               1,573
Other noncurrent assets                                 43                  47
                                             -------------       -------------
                                             $      54,518       $      48,005
                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of note payable -
       related party                         $         174       $         174
     Accounts payable and accrued
       liabilities                                   1,543               2,418
     Royalties payable                                 227                 201
                                             -------------       -------------
          Total current liabilities                  1,944               2,793
                                             -------------       -------------

Long-term debt                                       7,800              11,800
Long-term notes payable - related party             10,990               9,465
Commitments and contingencies (Note 5)

Minority interest                                      441                 495

Manditorily redeemable preferred stock;
  $1.00 par value; 10,000,000 shares
  authorized;
  3,429,114 shares Series A
  Cumulative Convertible
  issued and outstanding
  at December 31, 1999                               4,660                   -

Stockholders' equity
     Common stock; $.02 par value;
       20,000,000 shares authorized;
       18,061,755 issued and 18,052,157
       outstanding at December 31, 1999;
       15,161,755 issued and 15,152,157
       outstanding at September 30, 1999               361                 303
     Capital in excess of par value                113,151             107,977
     Accumulated deficit                           (84,804)            (84,803)
     Treasury stock, at cost; 9,598 shares             (25)                (25)
                                             -------------       -------------
          Total stockholders' equity                28,683              23,452
                                             -------------       -------------
                                             $      54,518       $      48,005
                                             =============       =============


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                     (unaudited)


                                                       Three months ended
                                                         December 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
Revenues                                           $    2,919      $    1,749

Costs and expenses:
     Operating                                          1,329           1,145
     General and administrative                           669             672
     Depreciation, depletion and amortization             437           1,160
     Write-down of oil and gas properties                   -           5,727
                                                   ----------      ----------

          Total costs and expenses                      2,435           8,704
                                                   ----------      ----------

          Operating income (loss)                         484          (6,955)

Other income (expense):
     Interest income                                        6               4
     Interest expense                                    (544)           (414)
     Foreign currency exchange gain (loss)                 (1)             26
                                                   ----------      ----------

          Total other expense                            (539)           (384)
                                                   ----------      ----------

          Loss before income tax                          (55)         (7,339)

Current income tax expense                                  -               -
                                                   ----------      ----------

Net loss before minority interest                         (55)         (7,339)

Minority interest in loss of subsidiary                    54               3
                                                   ----------      ----------

Net loss                                           $       (1)     $   (7,336)
                                                   ==========      ==========

Net loss per share - basic and diluted             $        -      $     (.55)
                                                   ==========      ==========

Weighted average shares outstanding                    15,436          13,351
                                                   ==========      ==========


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                     (unaudited)


                                                       Three months ended
                                                         December 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
Cash flows from operating activities:
     Net loss                                      $       (1)     $   (7,336)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation, depletion and amortization        437           1,160
          Write-down of oil and gas properties              -           5,727
          Minority interest in loss of subsidiary         (54)             (3)
     Change in assets and liabilities:
          (Increase) decrease in receivables              (64)            313
          Increase in inventory                             -              (1)
          Increase in other current assets               (458)           (168)
          Decrease in accounts payable, and
            accrued liabilities                          (875)            (59)
          Increase in royalties payable                    26               3
          Other                                            (1)              -
                                                   ----------      ----------
          Net cash used in operating activities          (990)           (364)
                                                   ----------      ----------

Cash flows from investing activities:
     Proceeds from asset sales                            714             705
     Payments in connection with divestiture of
       assets                                             (15)              -
     Capital expenditures                              (2,212)         (1,385)
                                                   ----------      ----------
          Net cash used in investing activities        (1,513)           (680)
                                                   ----------      ----------
Cash flows from financing activities:
     Proceeds from borrowing                            1,586           2,800
     Principal repayments                              (4,061)         (4,700)
     Proceeds from issuance of preferred and
       common stock                                     8,692           2,375
     Proceeds from sale of stock in subsidiary              -             610
     Proceeds from issuance of warrants                 1,200             310
     Payments for debt and equity financing               (30)            (86)
                                                   ----------      ----------
          Net cash provided by financing
            activities                                  7,387           1,309
                                                   ----------      ----------

Net increase in cash and cash equivalents               4,884             265

Cash and cash equivalents at beginning of period          430             633
                                                   ----------      ----------

Cash and cash equivalents at end of period         $    5,314      $      898
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

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation (the "Company") at December 31, 1999, and the results of its operations for the three-month periods ended December 31, 1999 and 1998.
The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its majority-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. All intercompany transactions and balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1999. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company effective October 1, 2000. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company does not believe that adoption of SFAS 133 will have a material impact, if any, on its financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

On December 23, 1999, the Company closed a financing transaction with its largest shareholder, Slough Estates USA Inc. ("Slough"), whereby Slough purchased 6,329,114 shares of the Company's 1999 Series A Convertible Cumulative Preferred Stock for $10,000,000, or $1.58 per share. At closing Slough converted 2,900,000 shares of the convertible preferred stock into 2,900,000 shares of restricted common stock. Also, at the closing, the Company issued Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 23, 2001 and ending December 23, 2009. The preferred stock accrues cumulative dividends of 7.75% of the face value per share ($1.58) per year payable semiannually in arrears, on June 30 and December 31. Dividends on the preferred stock are payable in common stock at the option of the Company based on the greater of the per share book value as set forth in its most recent published financial statements or the average closing market price of the common stock during the preceding 10 trading days.

The preferred stock, plus accumulated but unpaid dividends, is convertible, at the option of the holder, into common stock at any time after issuance and prior to maturity or earlier redemption. Each share of preferred stock is convertible into one share of common stock. The number of shares of common stock issuable upon conversion of the preferred stock is subject to customary anti-dilution provisions. The preferred stock is callable or redeemable by the Company at face amount plus accumulated but unpaid dividends, five years after issuance of the preferred stock, with mandatory redemption 10 years after issuance at this price. The preferred stock is subordinated to all existing and future debt and has no voting rights, other than as a class as provided by Texas law.

The Company used $4,000,000 of proceeds from this financing to reduce bank debt from $11,800,000 to $7,800,000. The remaining proceeds will be used for general corporate purposes.

NOTE 3 - OIL & GAS PROPERTIES HELD FOR SALE

Property held for resale at December 31, 1999, consists of substantially all of the Company's U.S. oil and gas properties and equipment inventory. In November 1999, the Company announced its plans to divest its then existing domestic oil and gas properties and redirect its focus towards increasing reserves and production of natural gas from coalbed methane properties in connection with the financing from Slough discussed above. The Company has engaged an investment banking firm to act as the Company' financial advisor in selling the Company' proved domestic reserves as well as certain other properties for which proved reserves have not been established. It is anticipated that these properties will be sold during March and April 2000.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") requires that such assets be reported at the lower of carrying amount or fair value less cost to sell. The Company's domestic oil and gas properties plus equipment inventory had a total carrying value of $15,025,000 at December 31, 1999. The standardized measure of discounted after-tax future net cash flows of the U.S. oil and gas proved reserves reported as of September 30, 1999, was $22,308,000. The carrying value of the properties held for sale will be adjusted as required until the properties are sold to exclude costs associated with properties that the Company may ultimately choose not to sell and to include costs incurred to sell the properties. During the quarter ended December 31, 1999, the Company reported operating revenues of $2,457,000 and operating expenses of $1,020,000, or net income of $1,437,000 from its domestic oil and gas operations. Assets to be disposed of and covered by SFAS 121 are not subject to depreciation, depletion or amortization ("DD&A") once there is a commitment or plan to dispose of the assets. Included in DD&A expense for the first quarter of fiscal 2000 is $244,000 associated with U.S. properties for the period prior to the date the Company decided to sell the assets.

It is anticipated that the proceeds from the asset sales will be dedicated first to the repayment of bank debt and then to repay the subordinated promissory note to Slough in the amount of $6,500,000, with any excess used as working capital. During December 1999, the Company reported net proceeds of $714,000 from the sale of a property and used $700,000 from these proceeds to reduce bank debt from $7,800,000 to $7,100,000 in January 2000.

NOTE 4 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                       Three months ended
                                                          December 31,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------

Numerator:
     Net loss                                          $     (1)  $ (7,336)
                                                       ========   ========

Denominator:
     Weighted average shares outstanding                 15,436     13,351
     Effect of dilutive securities:
          Assumed conversion of dilutive options              -          -
                                                       --------   --------
          Weighted average shares and dilutive
            potential common shares                      15,436     13,351
                                                       ========   ========

Basic earnings (loss) per share                        $      -   $  (0.55)
                                                       ========   ========

Diluted earnings (loss) per share                      $      -   $  (0.55)
                                                       ========   ========


Potentially dilutive common stock shares from the exercise of options and warrants were excluded from the calculation of diluted earnings (loss) per share for the quarters ended December 31, 1999 and 1998, respectively, as their effect was antidilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled TIPPERARY CORPORATION AND TIPPERARY OIL & GAS (AUSTRALIA) PTY LTD V. TRI-STAR PETROLEUM COMPANY, Cause No. CV42,265, in the District Court of Midland County, Texas.
The complaint, which concerns the Comet Ridge coalbed methane project in Queensland, Australia, alleges that Tri-Star Petroleum Company ("Tri-Star"), operator of the project, has failed or refused to perform its duties under the operating agreement, has failed to operate in a good and workmanlike manner and has breached a mediation agreement between the parties. The Company seeks the removal of Tri-Star as operator, an accounting of expenses charged to the joint interest account and unspecified amounts for damages for breach of contract. Among the allegations in the complaint are that Tri-Star has refused to allow the Company to inspect the books and records of the project, has attempted to block the Company's right to take its proportionate share of gas production in kind, may have improperly billed expenses to the joint interest owners and has an impermissible conflict of interest precluding it from acting as a reasonable and prudent operator. Tri-Star has answered the complaint denying the claims and has asserted counterclaims against the Company for breach of the operating agreement and mediation agreement between the parties and interference with prospective contracts and business relations. Tri-Star filed a counterclaim seeking monetary damages, but has not pleaded for any specific sum. Two additional non-operating joint owners have intervened in the action as plaintiffs, asserting a claim for the removal of Tri-Star as operator, and other claims similar to those asserted by the Company. Discovery is in process.

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


NOTE 6 - SUBSEQUENT EVENTS

In February 2000, the Company acquired additional interests in the Comet Ridge coalbed methane project in Queensland, Australia for approximately $5,161,000. The purchase price included $3,300,000 in cash and 1,163,328 shares of restricted common stock valued at $1.60 per share. For the cash portion of the acquisition, the Company used $900,000 of cash on hand and $2,400,000 received from the sale of 1,518,988 shares of restricted common stock at $1.58 per share to two individual investors. The investors also received warrants to acquire a total of 288,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 31, 2001 and ending December 31, 2009.

The total additional interest acquired was 5.5% in capital-bearing interest, 5.7% in leasehold ownership, and a 5.13% net revenue interest before project payout. After project payout, the total acquired interests will be a capital-bearing and leasehold ownership of 6.15% and a net revenue interest of 5.54%. The acquisition of these additional interests increased the Company's estimated proved gas reserves by approximately 15 billion cubic feet (Bcf) and increased the pretax present value of future net revenues, discounted 10%, by approximately $6,700,000. Following these acquisitions, the Company's interest in the Comet Ridge project is 61.25% of capital costs and 58.20% of operating expenses, and its net revenue interest is 51.47% and 47.80% from the Fairview #1 through #20 wells and the Fairview #21 through #28 wells, respectively, prior to project payout. Subsequent to project payout, the Company's interest is 51.5% of capital costs and operating expenses, and its net revenue interest is 45.52% from the Fairview #1 through #20 wells and 42.35% from the Fairview #21 through #28 wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-K for the fiscal year ended September 30, 1999, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

Overview

The Company is principally engaged in the exploration for and development and production of crude oil and natural gas. As of December 31, 1999, the Company's major areas of operations were in Queensland, Australia, where it is involved in a coalbed methane project, and the Permian Basin, Rocky Mountain and Mid-Continent areas of the United States. On November 22, 1999, the Company announced its plan to sell its domestic oil and gas properties in connection with a $10,000,000 refinancing (discussed in more detail below) and redirection of focus toward increasing reserves and production of natural gas from coalbed methane properties. The Company will seek to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties. In December 1999, the Company acquired an interest in a coalbed methane exploration prospect covering approximately 38,000 acres in the Hanna Basin of Wyoming. The Company acquired a 49% working interest in the prospect for $847,000 and has budgeted approximately $1 million for its share of costs to drill and evaluate several wells in a pilot program during calendar 2000.

The Company's international exploration and development efforts, and the majority of its capital investment over the past few fiscal years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia. As of December 31, 1999, the Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"), owned a 55.75% non-operating capital interest in the project. The Company acquired additional interests in February 2000, bringing its capital-bearing interest to 61.25%. See Note 6 to the Consolidated Financial Statements herein. The Company has also acquired an Authority to Prospect ("ATP") covering approximately 370,000 acres near the Comet Ridge project's ATP 526 and expects to be issued another 850,000-acre ATP in the vicinity of ATP 526.

Financial Condition

The Company had cash and temporary investments of $5,314,000 as of December 31, 1999 compared to $430,000 as of September 30, 1999. At December 31, 1999, the Company had working capital of $21,341,000 compared to working capital of $270,000 as of September 30, 1999. Working capital as of December 31, 1999, includes $15,025,000 of assets held for sale. In recent years, the Company's primary sources of funding have been debt and equity financing, operating cash flows, and sales of producing properties and other assets. During the three months ended December 31, 1999, cash flows were provided by debt and equity financing from Slough and by sales of oil and gas assets. These proceeds were used to reduce bank debt and for capital expenditures and operating activities. Net cash used in operating activities was $990,000 during the first quarter of fiscal 2000 compared to $364,000 for the prior year quarter.

During the three months ended December 31, 1999, net cash provided by financing activities was $7,387,000. Total borrowings of $1,586,000 were received from Slough in connection with the December 1998 Comet Ridge financing arrangement. Proceeds from equity financing of $10,000,000 were provided by Slough in connection with the transaction that closed on December 23, 1999, and included $2,000,000 previously advanced to the Company. See Note 3 to the Consolidated Financial Statements herein. The Company incurred financing costs of $108,000 related to this transaction, used $4,000,000 of the proceeds to reduce bank debt and anticipates using the remainder for capital expenditures and working capital. In the prior fiscal year's quarter, proceeds of $6,800,000 from Slough included loans totaling $2,800,000 and $4,000,000 from the sale of 2,000,000 shares of the Company's common stock. Of the $4,000,000 proceeds, $2,375,000 was for the issuance of common stock and the premium paid of $1,625,000 was recorded as follows: $705,000 for the contractual payment right to revenue from the Australian reserves, $610,000 for a minority interest in the Australian subsidiary, and $310,000 for warrants received by Slough to acquire restricted shares of the Company's common stock. The Company used $4,700,000 of the total proceeds to reduce bank debt and used $2,100,000 for working capital and capital expenditures.

During the three months ended December 31, 1999, net cash flows used by investing activities were $1,513,000. Capital expenditures incurred totaled $2,212,000 and proceeds from asset sales totaled $714,000. Costs related to the Australia operations were approximately $1,125,000. In the Comet Ridge area approximately $690,000 was expended for the Fairview No. 21 through 28 drilling project; $210,000 for inventory and gathering system expenses; and $225,000 for other ongoing capital costs. Domestic expenditures totaled approximately $1,087,000 and included costs of approximately $847,000 for the purchase of the non-operating interest in the Hanna Draw Prospect discussed above. Other domestic expenditures included exploratory costs of approximately $57,000 and workover and other capital costs of approximately $183,000. A property sale provided proceeds of $714,000.

During the three months ended December 31, 1998, the Company incurred capital expenditures of $1,385,000 and received proceeds of $705,000 for the contractual payment right to revenue from the Comet Ridge project discussed above. A total of approximately $200,000 was expended for domestic operations and included $79,000 for the purchase of additional interests in two of the Company's operated wells, non-producing leasehold costs of $35,000 and development costs and other capital expenditures of $86,000. Expenditures for the Comet Ridge project in Queensland, Australia totaled approximately $1,185,000 for the first quarter of fiscal 1999. Costs of approximately $300,000 were primarily attributable to seismic data gathering activities. Two additional wells were drilled and cased. The Company's share of the costs to drill these wells was approximately $400,000. The remaining $485,000 was expended for gas gathering and other capital items.

In order to provide a minimum weighted average sales price and mitigate the effects of price volatility, the Company has hedged a portion of its crude oil production through swap agreements. Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. During the first quarter of fiscal 2000, the Company hedged 22,500 barrels (approximately 27%) of its oil production. Net (payments) receipts pursuant to the Company's hedging activity for the quarters ended December 31, 1999, and December 31, 1998, were ($93,000) and $23,000, respectively.

As of December 31, 1999, the Company had in place swap agreements for the months of January through March 2000 covering 15,000 barrels of oil per month at a floor price of $20.21 per barrel, with the Company retaining 50% of price increases above the floor. None of the Company's gas production is currently hedged and the Company does not intend to enter into any further hedges of oil or gas production beyond March 2000 due to the planned sale of the Company's domestic assets. The fair value of the hedging contracts as of December 31, 1999, was approximately $(135,000).

The Company's bank credit agreement (the "agreement") contains provisions for both fixed rate and variable rate borrowings. The loan agreement, as amended, provides for a two-tranche revolver with interest at either the London Interbank Offered Rate ("LIBOR") plus 2.5%, or the bank's Base Rate on the first $12,000,000 and either LIBOR plus 3.8% or the bank's Base Rate plus 1% on the remainder. The LIBOR-based option may be selected for periods not exceeding 90 days. The outstanding bank debt at December 31, 1999, and September 30, 1999, was $7,800,000 and $11,800,000, respectively, under both LIBOR and Base Rate loans. The weighted average interest rate was 8.5% as of December 31, 1999, and 7.89% as of September 30, 1999. Upon expiration of the revolver (the "Conversion Date"), the principal balance will convert to a three-year term loan. The Conversion Date has been extended by the bank to October 4, 2001.
The borrowing base is subject to redetermination semiannually and is currently $7,100,000. The Company is obligated to pay a commitment fee of 3/8% per annum on the difference between the bank's average outstanding loan balance and the borrowing base. The bank agreement provides that the Company may not pay dividends or incur additional debt without the prior approval of the bank.

At December 31, 1999, $4,000,000 of proceeds from the recent Slough financing was used to reduce bank debt from $11,800,000 to $7,800,000. In January 2000, the Company used property sale proceeds to make an additional principal payment of $700,000, bringing the loan balance to $7,100,000. The Company anticipates retirement of bank debt with proceeds from domestic asset sales. See Note 3 to the Consolidated Financial Statements herein.

Outstanding loans due Slough at December 31, 1999 include a corporate loan in the amount of $6,500,000 and a loan for $4,664,000 for the development of the Company's Comet Ridge project. Interest is due quarterly on the subordinated $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 9.5% at December 31, 1999. The unpaid principal balance of this note is due and payable March 11, 2002. The unpaid principal balance of the Comet Ridge project financing bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and must equal 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company also agreed to pay a finance charge of 7% of gross proceeds received from sales from the

Fairview #1 through #20 wells until the loan is repaid in full and an additional payment of 7% of gross proceeds received from sales from the eight new wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges, is due and payable five years from the date all proceeds are received. The Company expects to pay part or all of the $6.5 million corporate note balance with proceeds from domestic asset sales.

With the anticipated sale of the Company's domestic producing properties, operating cash flow will decrease and the cash on hand from the sale of preferred stock to Slough and subsequent proceeds from property sales will provide cash for debt reduction and capital expenditures, and will be used to fund general and administrative expenses. It is uncertain whether the Company will be able to replace the cash flow from the domestic properties with new coalbed methane properties in the United States in the near term, but the Company believes it can increase cash flow from the Comet Ridge project substantially over the next several years through additional drilling. In addition, the Company believes that the operating expenses, capital expenditures and other costs charged by the operator of the project should be reduced and is currently involved in litigation with the operator concerning this and other matters. See Note 5 to the Consolidated Financial Statements herein. In addition to further drilling programs on the Comet Ridge project, the Company plans to initiate exploratory drilling on its recently acquired acreage near the Comet Ridge project, which, if successful, could also increase cash flow from Australia. Should cash flows not increase sufficiently to cover general and administrative expenses, cash on hand may be utilized and/or general and administrative costs may have to later be reduced.

Results of Operations - Comparison of the Three Months Ended December 31, 1999 and 1998

The Company reported a net loss of $1,000 for the three months ended December 31, 1999, compared to a net loss of $7,336,000 for the three months ended December 31, 1998. The loss for the first quarter of fiscal 1999 included a non-cash write-down of U.S. oil and gas properties totaling $5,727,000, due to a significant decrease in oil and gas prices. Operating income increased $7,439,000 to $484,000 in the fiscal 2000 quarter from an operating loss of $6,955,000 in the corresponding fiscal 1999 quarter. This improvement is primarily due to the aforementioned write-down of oil and gas assets and to higher oil and gas prices. The following are detailed comparisons of the components of the respective periods.

Operating revenues for the three months ended December 31, 1999, increased $1,170,000, or 67%, to $2,919,000 from $1,749,000 reported for the corresponding fiscal 1999 period. Oil volumes produced during the fiscal 2000 quarter decreased 15% to 83,000 barrels from 98,000 barrels in the prior year's quarter, decreasing revenue by $153,000. Domestic gas volumes produced decreased 15% to 279,000 Mcf compared to 327,000 Mcf in the quarter ended December 31, 1998, resulting in a $71,000 decrease in revenues. These volume decreases are attributable to natural production declines. Average oil prices increased 110% to $21.52 for the three months ended December 31, 1999, from $10.23 for the corresponding prior year's quarter, resulting in a $937,000 increase in revenue. Gas prices relating to domestic production increased 61% to $2.38 in the current quarter versus $1.48 in the prior year's quarter, resulting in a $251,000 revenue increase.

Sales from the Company's Comet Ridge project in the fiscal 2000 quarter increased $199,000 to $422,000 from $223,000 in the corresponding prior year quarter. Volumes sold increased 135,000 Mcf or 75% from 181,000 Mcf in fiscal quarter ended December 31, 1998, to 316,000 Mcf in the fiscal quarter ended December 31, 1999, contributing an increase in revenues of $166,000. The U.S. dollar equivalent of gas prices received increased 9% to $1.34 per Mcf in the fiscal 2000 quarter from $1.23 per Mcf in the prior year first quarter, resulting in an increase in revenues of $35,000. Increased revenue in the Comet Ridge area resulted primarily from increased sales and higher prices received under a five-year contract.

Operating expenses increased $184,000, or 16%, to $1,329,000 in the quarter ended December 31, 1999, from $1,145,000 reported in the corresponding quarter in fiscal 1999. The Company's average domestic lifting cost per BOE increased to $7.85 in the three months ended December 31, 1999, from $6.59 in the prior year's three-month period. This increase was attributable primarily to an increase in production taxes resulting from higher oil and gas prices in the first quarter of fiscal 2000 as compared to the corresponding quarter of fiscal 1999. The average lifting cost related to Comet Ridge production was $6.43 per BOE for the quarter ended December 31, 1999, a decrease of 1% as compared to $6.49 per BOE in the prior year quarter. The Company believes that operating expenses for the Comet Ridge project have been higher than they should be and is currently involved in litigation with the operator concerning this and other matters. See Note 5 to the Consolidated Financial Statements herein.

General and administrative expenses remained flat decreasing $3,000 to $669,000 in the quarter ended December 31, 1999, from $672,000 in the quarter ended December 31, 1998. Costs related to Comet Ridge project litigation were approximately $140,000 during both the fiscal 2000 and fiscal 1999 quarters.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended December 31, 1999, decreased $723,000, or 62%, to $437,000 from $1,160,000 in the prior year quarter. The decrease is attributable to the pending sale of domestic assets for which no DD&A has been recorded from the time the decision was made to divest the assets.

Interest expense increased $130,000, or 31%, to $544,000 in the first quarter of fiscal 2000 from $414,000 in the first quarter of fiscal 1999. The increase was primarily attributable to an increase in interest rates and to an increase in debt due Slough for the Comet Ridge project financing.

The Company recognizes foreign currency exchange gains and losses related to payments received in Australia's currency for coalbed methane gas sales from the Comet Ridge project. Changes in the exchange rate during the fiscal 1999 quarter resulted in a net increase of $26,000 in U.S. dollar equivalent revenues received. The exchange rates remained generally flat during the quarter ended December 31, 1999.

                             PART II - OTHER INFORMATION
                            ---------------------------

Item 1.   Legal Proceedings
------
          See Note 5 to the consolidated financial statements under Part I -
          Item 1.

Item 2.   Changes in Securities
------

          On December 23, 1999, the Company issued the following securities to Slough Estates USA Inc., its largest shareholder. The offer and sale of the shares were not registered under the Securities Act of 1933 (the "Securities Act"), but rather was made privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

          The Company issued 6,329,114 shares of 1999 Series A Convertible
          Cumulative Preferred Stock at $1.58 per share.   The preferred stock
          accrues cumulative dividends of 7.75% of the face value per share ($1.58) per year payable semiannually in arrears, on June 30 and December 31. Dividends on the preferred stock are payable in common stock at the option of the Company based on the greater of the per share book value as set forth in its most recent published financial statements or the average closing market price of the common stock during the preceding 10 trading days. The preferred stock plus accumulated but unpaid dividends are convertible into common stock at any time after issuance at the option of the holder and prior to maturity or earlier redemption. Each share of preferred stock is convertible into one share of common stock. The number of shares of common stock issuable upon conversion of the preferred stock will be subject to customary anti-dilution provisions. The preferred stock is callable or redeemable by the Company at face amount plus accumulated but unpaid dividends, five years after issuance of the preferred stock, with mandatory redemption 10 years after issuance at this price. The preferred stock is subordinated to all existing and future debt and has no voting rights, other than as a class as provided by Texas law. Upon the closing of this transaction, 2,900,000 shares of common stock were issued upon the immediate conversion of 2,900,000 shares of the 1999 Series A Convertible Cumulative Preferred Stock.

          Slough Estates USA Inc. had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. The certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

          The Company used $4,000,000 of proceeds from this financing to reduce bank debt from $11,800,000 to $7,800,000. The remaining proceeds will be used for general corporate purposes.

Item 3.   Defaults Upon Senior Securities
------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
------

          None

          Item 5.   Other Information
------

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Filed in Part I

               11. Computation of per share earnings, filed herewith as Note 4 to the consolidated financial statements.

          Filed in Part II

             3.11 Articles of Amendment of the Articles of Incorporation of Tipperary Corporation adopted January 25, 2000, filed herewith.

             3.12 Statement of Resolution Establishing a Series of Shares dated December 23, 1999, filed herewith.

            10.60 Warrant to Purchase the Registrant's common stock dated December 23, 1999, issued to Slough Estates USA Inc., filed herewith.

            10.61 Registration Rights Agreement between Tipperary Corporation and Slough Estates USA Inc., dated December 23, 1999, filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

          On December 15, 1999, the issuer filed a Current Report on Form 8-K disclosing the agreement entered into with Slough Estates USA Inc. ("Slough") for the sale of 6,329,114 shares of a new series of convertible cumulative preferred stock from the Company for $10 million.

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


                                   Tipperary Corporation
                                   ----------------------------------------
                                   Registrant



Date:     February 14, 2000        By:  /s/ David L. Bradshaw
                                        -----------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive
                                        Officer and Chairman of the Board
                                        of Directors




Date:     February 14, 2000        By:  /s/ Lisa S. Wilson
                                        -----------------------------------
                                        Lisa S. Wilson, Chief Financial
                                        Officer and Principal Accounting
                                        Officer