Form 10-Q
period 2000-03-31
TIPPERARY CORP
filed 2000-05-15
CIK 98410

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-QSB


     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2000
                               ----------------------

                                          OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   x        No
    -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding May 15, 2000
----------------------------                      ------------------------
Common Stock, $.02 par value                      24,163,587 shares

                        TIPPERARY CORPORATION AND SUBSIDIARIES

                                 Index to Form 10-QSB


                                                                      Page No.


PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                         Consolidated Balance Sheet
                         March 31, 2000 and September 30, 1999               1

                         Consolidated Statement of Operations
                         Three months and six months ended March 31,
                           2000 and 1999                                     2

                         Consolidated Statement of Cash Flows
                         Six months ended March 31, 2000 and 1999            3

                         Notes to Consolidated Financial Statements        4-6

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-11


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       12

          Item 2.   Changes in Securities                                   12

          Item 3.   Defaults Upon Senior Securities                         12

          Item 4.   Submission of Matters to a Vote of Security Holders     13

          Item 5.   Other Information                                       13

          Item 6.   Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                                  14

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        TIPPERARY CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (in thousands)

                                               March 31,         September 30,
                                                 2000                1999
                                             -------------       -------------
                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents               $       3,478       $         430
     Receivables                                     1,760               1,525
     Inventory                                           -                 209
     Other current assets                            1,123                 899
     Properties held for sale (Note 3)               8,122                   -
                                             -------------       -------------
          Total current assets                      14,483               3,063
                                             -------------       -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost
       method                                       36,073             136,562
     Other property and equipment                      994               2,402
                                             -------------       -------------
                                                    37,067             138,964

Less accumulated depreciation, depletion
  and amortization                                  (1,819)            (95,642)
                                             -------------       -------------
     Property, plant and equipment, net             35,248              43,322
                                             -------------       -------------

Properties held for sale (Note 3)                    6,965                  -
Noncurrent portion of deferred income
  taxes, net                                         1,573               1,573
Other noncurrent assets                                 47                  47
                                             -------------       -------------
                                             $      58,316       $      48,005
                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of note payable -
       related party                         $         131       $         174
     Accounts payable and accrued
       liabilities                                   1,907               2,418
     Royalties payable                                 288                 201
                                             -------------       -------------
          Total current liabilities                  2,326               2,793
                                             -------------       -------------

Long-term debt                                       6,965              11,800
Long-term note payable - related party              11,001               9,465
Commitments and contingencies (Note 5)

Minority interest                                      362                 495

Stockholders' equity
     Common stock; par value $.02;
       50,000,000 shares authorized;
       24,173,185 issued and 24,163,587
       outstanding at March 31, 2000;
       15,161,755 issued and 15,152,157
       outstanding at September 30, 1999               483                 303
     Capital in excess of par value                121,947             107,977
     Accumulated deficit                           (84,743)            (84,803)
     Treasury stock, at cost; 9,598 shares             (25)                (25)
                                             -------------       -------------
          Total stockholders' equity                37,662              23,452
                                             -------------       -------------
                                             $      58,316       $      48,005
                                             =============       =============


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Operations
                        (in thousands, except per share data)
                                    (unaudited)


                                    Three months ended       Six months ended
                                         March 31,               March 31,
                                   --------------------   --------------------
                                     2000        1999       2000        1999
                                   --------    --------   --------    --------
Revenues                           $  3,016    $  1,608   $  5,935    $  3,357

Costs and expenses:
     Operating                        1,414       1,115      2,743       2,260
     General and administrative         867         566      1,536       1,238
     Depreciation, depletion and
       amortization                     193         720        630       1,880
     Write-down of oil and gas
       properties                         -           -          -       5,727
                                   --------    --------   --------    --------

          Total costs and
            expenses                  2,474       2,401      4,909      11,105
                                   --------    --------   --------    --------

          Operating income (loss)       542        (793)     1,026      (7,748)

Other income (expense):
     Interest income                     23           4         29           8
     Interest expense                  (458)       (350)    (1,002)       (764)
     Foreign currency exchange gain
       (loss)                           (45)         (4)       (46)         22
                                   --------    --------   --------    --------

          Total other expense          (480)       (350)    (1,019)       (734)
                                   --------    --------   --------    --------

          Income (loss) before
            income taxes                 62      (1,143)         7      (8,482)

Current income tax expense                -           -          -           -
                                   --------    --------   --------    --------

Net income (loss) before minority
       interest                          62      (1,143)         7      (8,482)

Minority interest in loss of
  subsidiary                             78          35        132          38
                                   --------    --------   --------    --------

Net income (loss)                  $    140    $ (1,108)  $    139    $ (8,444)
                                   ========    ========   ========    ========

Net income (loss) per share
  - basic and diluted              $      -    $   (.07)  $      -    $   (.59)
                                   ========    ========   ========    ========

Weighted average shares outstanding:
     Basic                           20,778      15,134     18,092      14,233
                                   ========    ========   ========    ========
     Diluted                         21,339      15,134     18,170      14,233
                                   ========    ========   ========    ========


            See accompanying notes to consolidated financial statements.

                        TIPPERARY CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                                    (in thousands)
                                    (unaudited)

                                                          Six months ended
                                                             March 31,
                                                       ----------------------
                                                          2000         1999
                                                       ---------    ---------
Cash flows from operating activities:
Net income (loss)                                      $     139    $  (8,444)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation, depletion and amortization                 630        1,880
    Write-down of oil and gas properties                       -        5,727
    Minority interest in loss of subsidiary                 (132)         (38)
    Change in assets and liabilities:
      (Increase) decrease in receivables                    (235)         204
      Decrease in inventory                                    -            1
      Increase in other current assets                      (224)         (51)
      Increase (decrease) in accounts payable and
        accrued liabilities                                 (590)         124
      Increase in royalties payable                           87           40
                                                       ---------    ---------
Net cash used in operating activities                       (325)        (557)
                                                       ---------    ---------

Cash flows from investing activities:
  Net proceeds from asset sales                              672          705
  Capital expenditures                                    (6,211)      (2,077)
                                                       ---------    ---------
Net cash used in investing activities                     (5,539)      (1,372)
                                                       ---------    ---------

Cash flows from financing activities:
  Proceeds from borrowing                                  1,585        3,800
  Principal repayments                                    (4,928)      (4,700)
  Proceeds from issuance of stock                         10,513        2,239
  Proceeds from sale of stock in subsidiary                    -          610
  Proceeds from issuance of warrants                       1,776          310
  Payments for debt financing                                (34)          (4)
                                                       ---------    ---------
Net cash provided by financing activities                  8,912        2,255
                                                       ---------    ---------

Net increase in cash and cash equivalents                  3,048          326

Cash and cash equivalents at beginning of period             430          633
                                                       ---------    ---------

Cash and cash equivalents at end of period             $   3,478    $     959
                                                       =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                          $     677    $     652
     Income taxes                                      $       -    $       -
  Noncash investing and financing activities:
     Issuance of stock to acquire assets               $   1,861    $       -



            See accompanying notes to consolidated financial statements.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at March 31, 2000, and the results of its operations for the three-month and six-month periods ended March 31, 2000 and 1999. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%- owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. All intercompany balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 1999. These financial statements should be read in conjunction with the Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On December 23, 1999, the Company closed a financing transaction with its largest shareholder, Slough Estates USA Inc. ("Slough"), whereby Slough purchased 6,329,114 shares of the Company's 1999 Series A Convertible Cumulative Preferred Stock for $10,000,000, or $1.58 per share. At closing Slough converted 2,900,000 shares of the convertible preferred stock into 2,900,000 shares of restricted common stock. Also, at the closing, the Company issued Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 23, 2001 and ending December 23, 2009. The Company used $4,000,000 of proceeds from this financing to reduce bank debt from $11,800,000 to $7,800,000. The remaining proceeds have been used for general corporate purposes.

Effective February 29, 2000, Slough converted the remaining shares of preferred stock into 3,429,114 shares of restricted common stock, bringing the Company's total common stock outstanding to 24,163,587 shares. With this second and final conversion, Slough owns approximately 55% of the Company's outstanding common stock. Subsequent to March 31, 2000, the Company paid a cash dividend of approximately $79,000 to Slough for the period the preferred shares were outstanding.

NOTE 3 - OIL & GAS PROPERTIES HELD FOR SALE

Property held for resale at March 31, 2000, consists of the Company's U.S. oil and gas properties and equipment inventory, which are being divested in connection with the Company's redirection of focus towards increasing reserves and production of natural gas from coalbed methane properties. During the six months ended March 31, 2000, the Company received approximately $828,000 from the sale of U.S. oil and gas assets and incurred costs related to the divestiture of assets of $156,000. Subsequent to March 31, 2000, the Company sold additional domestic oil and gas assets for approximately $11.6 million and incurred expenses associated with the sales of approximately $430,000. During the second quarter ended March 31, 2000, the Company used net sales proceeds and cash on hand to reduce bank debt by $835,000. Subsequent to March 31, 2000, the Company used net proceeds from property sales to pay off the entire remaining balance of bank debt.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") requires that such assets be reported at the lower of carrying amount or fair value less cost to sell. The Company's domestic oil and gas properties had a total carrying value of $15,087,000 at March 31, 2000. The carrying value of the properties held for sale is adjusted as required until the properties are sold to exclude costs associated with properties that the Company may ultimately choose not to sell and to include costs incurred to sell the properties. Assets to be disposed of and covered by SFAS 121 are not subject to depreciation, depletion or amortization ("DD&A") once there is a commitment or plan to dispose of the assets. Included in DD&A expense for the period ended March 31, 2000 is $244,000 associated with U.S. oil and gas properties for the period prior to the date the Company decided to sell the assets.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):


                                   Three months ended        Six months ended
                                        March 31,                March 31,
                                   ------------------       ------------------
                                     2000       1999          2000       1999
                                   -------   --------       --------  --------
Numerator:
  Net income (loss)                $   140   $ (1,108)      $    139  $ (8,444)
  Less: preferred stock dividends      (79)         -            (79)        -
                                   -------   --------       --------  --------
  Net income (loss) available for
     common stockholders           $     61  $ (1,108)      $     60  $ (8,444)
                                   ========  ========       ========  ========
Denominator:
  Weighted average shares
     outstanding                     20,778    15,134         18,092    14,233
  Effect of dilutive securities:
     Assumed conversion of
       dilutive options                 561         -             78         -
                                   --------  --------       --------  --------
     Weighted average shares and
       dilutive potential common
       shares                        21,339    15,134         18,170    14,233
                                   ========  ========       ========  ========

Basic earnings (loss) per share    $      -  $  (0.07)      $      -  $  (0.59)
                                   ========  ========       ========  ========

Diluted earnings (loss) per share  $      -  $  (0.07)      $      -  $  (0.59)
                                   ======== =========       ========  ========


Potentially dilutive common stock shares from the exercise of options and warrants were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended March 31, 1999, as their effect was antidilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled TIPPERARY CORPORATION AND TIPPERARY OIL & GAS (AUSTRALIA) PTY LTD V. TRI-STAR PETROLEUM COMPANY, Cause No. CV42,265, in the District Court of Midland County, Texas involving the Comet Ridge coalbed methane project in Queensland, Australia. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, were also named as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Tri-Star has answered the original petition, and has denied the allegations and asserted counterclaims against the Company for breach of a joint operating agreement, breach of the mediation agreement, and interference with prospective contracts and business relations. No specific sum has been pleaded as damages. The defendants have not yet answered the amended petition filed May 1, 2000. Discovery is in progress.

                       TIPPERARY CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (unaudited)

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

NOTE 6 - ACQUISITION OF ADDITIONAL INTERESTS IN COMET RIDGE PROJECT

In February 2000, the Company acquired additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. The total interest acquired was 5.5% in capital bearing interest bringing the Company's total interest to 61.25% The total purchase price was approximately $5,161,000 and included cash of $3,300,000 and stock valued at $1,861,000. The cash portion of the purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $1,861,000 was paid to the sellers with the issuance of 1,163,328 shares of the Company's common stock at $1.60 per share.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2000, the Company entered into a credit facility of up to $17 million with a third party lender. This facility is to be used to fund additional development of the Comet Ridge coalbed methane project in Queensland, Australia, and to repay the project financing loan of approximately $4.6 million due Slough. Upon satisfying certain conditions to funding, the Company will be able to begin borrowing under the facility.


NOTE 8 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment--oil and gas exploration, development and production--in the United States and Australia. Information about the Company's operations for the six months ended March 31, 2000, by geographic area is shown below (in thousands):

                                            United
                                            States     Australia       Total
                                          ---------    ---------     ---------
Six months ended March 31, 2000
     Revenues                             $   4,998    $     937     $   5,935
     Identifiable assets                     22,492       35,824        58,316

Six months ended March 31, 1999
     Revenues                             $   2,894    $     463     $   3,357
     Identifiable assets                     20,029       24,587        44,616


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

The Company is principally engaged in the exploration for and development and production of crude oil and natural gas. As of March 31, 2000, the Company's major areas of operations were in Queensland, Australia, where it is involved in a coalbed methane project, and the Permian Basin, Rocky Mountain and Mid-Continent areas of the United States. On November 22, 1999, the Company announced its plan to sell its domestic oil and gas properties in connection with a redirection of focus toward increasing reserves and production of natural gas from coalbed methane properties. The Company will seek to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties. In December 1999, the Company acquired an interest in a coalbed methane exploration prospect covering approximately 38,000 acres in the Hanna Basin of Wyoming. The Company acquired a 49% nonoperating working interest in the prospect for $847,000 and has budgeted approximately $1 million for its share of costs to drill and evaluate several wells in a pilot program during calendar 2000.

The Company's international exploration and development efforts, and the majority of its capital investment over the past few fiscal years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia. As of March 31, 2000, the Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"), owned a 61.25% non-operating capital interest in the project. The Company has also acquired two Authorities to Prospect ("ATP") covering approximately 370,000 acres (ATP 655) and 850,000 acres (ATP 675) near the Comet Ridge project's ATP 526.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and temporary investments of $3,478,000 as of March 31, 2000, compared to $430,000 as of September 30, 1999. At March 31, 2000, the Company had working capital of $12,157,000 compared to working capital of $270,000 as of September 30, 1999. Working capital as of March 31, 2000, includes $8,122,000 of assets held for sale. During the six months ended March 31, 2000, cash flows were provided by debt and equity financing and by sales of oil and gas assets. These proceeds were used to reduce bank debt and fund capital expenditures and operating activities.

Net cash used by operating activities was $325,000 during the first six months of fiscal 2000 compared to $557,000 during the corresponding prior year period. The decrease in net cash used by operations was attributable primarily to significantly higher U.S. oil and gas prices in the six months ended March 31, 2000, as compared to the prior fiscal year period.

During the six months ended March 31, 2000, net cash provided by financing activities was $8,912,000. Total borrowings of $1,585,000 were received from Slough in connection with the December 1998 Comet Ridge financing arrangement. Proceeds from equity financing of $10,000,000 were provided by Slough in connection with the transaction that closed on December 23, 1999, and included $1,776,000 of value assigned to warrants Slough received to acquire 1,200,000 shares of common stock at $2.00 per share. See Note 2 to the Consolidated Financial Statements herein. The Company incurred financing costs of $111,000 related to this transaction and used $4,000,000 of the proceeds to reduce bank debt. The Company anticipates using the remaining proceeds for capital expenditures and working capital. Additional funds of $2,400,000 were received from the sale of stock and issuance of warrants in connection with financing arrangements with two individual investors. These proceeds were used to partially fund the acquisition of additional interests in the Comet Ridge project. See Note 6 to the Consolidated Financial Statements herein. In the prior corresponding fiscal year's period, proceeds of $7,800,000 received from Slough included loans totaling $3,800,000 and $4,000,000 from the sale of 2,000,000 shares of the Company's common stock. Of the $4,000,000 in proceeds, $2,375,000 was for the issuance of common stock and the premium paid of $1,625,000 was recorded as follows: $705,000 for the contractual payment right to revenue from Comet Ridge production, $610,000 for a minority interest in the Australian subsidiary, and $310,000 for warrants received by Slough to acquire restricted shares of the Company's common stock. The Company used $4,700,000 of the total proceeds to reduce bank debt and used $3,100,000 for working capital and capital expenditures.

During the six months ended March 31, 2000, net cash flows used by investing activities were $5,539,000. Proceeds from sales of domestic assets totaled $672,000 net of costs incurred associated with the divestiture. Capital expenditures were $8,072,000 and included $1,861,000 of assets acquired using common stock of the Company. Domestic expenditures of $1,134,000 included approximately $847,000 for the purchase of a non-operating interest in the Hanna Draw prospect discussed above. The remaining $287,000 of expenditures related to assets held for sale, exploration activities and other corporate assets. Capital expenditures of $6,938,000 related to the Company's Australia operations included the acquisition of additional interests in the Comet Ridge project for approximately $3,300,000 in cash and stock valued at $1,861,000. See Note 6 to the Consolidated Financial Statements herein. Other costs for the Comet Ridge project included approximately $1,265,000 expended for the drilling of the Fairview 21 through 28 wells. Remaining costs of $512,000 related to ongoing capital expenditures in Australia and included disputed billings of approximately $265,000 paid to the 238th Judicial District Court of Midland County, Texas, in the litigation with Tri-Star Petroleum Company. See Note 5 to the consolidated Financial Statements herein.

During the six months ended March 31, 1999, the Company incurred capital expenditures of $2,077,000 and received proceeds of $705,000 in connection with the transfer to Slough of the contractual payment right to revenue from the Comet Ridge project discussed above. A total of approximately $1,777,000 was expended for the Comet Ridge project and capital expenditures of approximately $300,000 were for domestic operations. Comet Ridge expenditures included approximately $400,000 for the Company's share of costs to drill and case two wells. Of the remaining expenditures in the Comet Ridge area, approximately $300,000 of costs were charges related to seismic gathering data activities, approximately $210,000 was invested in well equipment inventory and in the gas gathering facility and $557,000 was expended for other capital items. Capital expenditures related to disputed billings totaling approximately $310,000 were paid to the previously named court in connection with the above referenced litigation.

In order to provide a minimum weighted average sales price and mitigate the effects of price volatility, the Company has hedged a portion of its crude oil production through swap agreements. Under swap agreements, the Company usually receives a floor price, but retains 50% of price increases above the floor. During the first six months of fiscal 2000, the Company hedged 45,000 barrels (approximately 29%) of its oil production. Net (payments) receipts pursuant to the Company's hedging activity for the six months ended March 31, 2000, and March 31, 1999, were ($285,000) and $23,000, respectively. Of the total payments made in the first six months of fiscal 2000, $93,000 was paid during the first quarter and $192,000 during the second quarter. The $23,000 received during fiscal 1999 was received during the first quarter with no production hedged during the second quarter. None of the Company's production was hedged subsequent to March 31, 2000, and the Company does not intend to enter into any further hedges of oil or gas production in fiscal 2000 due to the planned sale of the Company's domestic oil and gas properties.

The outstanding bank debt at March 31, 2000, and September 30, 1999, was $6,965,000 and $11,800,000, respectively. In December 1999, $4,000,000 of proceeds from the Slough financing was used to reduce bank debt from $11,800,000 to $7,800,000. In the second quarter of fiscal 2000, the Company used property sale proceeds to make additional principal payments of $835,000, bringing the loan balance to $6,965,000. As disclosed in Note 3 to the Consolidated Financial Statements herein, the Company used additional sales proceeds to pay off the entire remaining balance of bank debt subsequent to March 31, 2000.

Outstanding loans due Slough at March 31, 2000, include a corporate loan in the amount of $6,500,000 and a loan for $4,632,000 for the development of the Company's Comet Ridge project. Interest is due quarterly on the $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 9.78% at March 31, 2000. The unpaid principal balance of this note is due and payable March 11, 2002. The Company may pay part or all of the $6.5 million corporate note balance with proceeds from domestic asset sales. The unpaid principal balance of the Comet Ridge project financing bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and must equal 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company also agreed to pay a finance charge of 7% of gross proceeds received from sales from the Fairview #1 through

#20 wells until the loan is repaid in full and an additional payment of 7% of gross proceeds received from sales from the eight new wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges, is due and payable five years from the date all proceeds are received. As disclosed in
Note 7 to the Consolidated Financial Statements herein, the Company intends to use funds expected to be obtained from a recently acquired credit facility to repay this loan and repurchase the 7% contractual payment rights.

With the sales of the Company's domestic producing properties, operating cash flow will decrease and cash on hand and proceeds from additional property sales will provide cash for debt reduction and capital expenditures, and will be used to fund general and administrative expenses. It is uncertain whether the Company will be able to replace the cash flow from the domestic properties with new coalbed methane properties in the United States in the near term, but the Company believes it can increase cash flow from the Comet Ridge project substantially over the next several years through additional drilling. In addition, the Company believes that the operating expenses, capital expenditures and other costs charged by the operator of the project should be reduced and is involved in litigation with the operator concerning this and other matters. See
Note 5 to the Consolidated Financial Statements herein. In addition to further drilling programs on the Comet Ridge project, the Company plans to initiate exploratory drilling on its recently acquired acreage near the Comet Ridge project, which, if successful, could also increase operating cash flow from Australia. Should cash flows not increase sufficiently to cover general and administrative expenses, cash on hand may be utilized and/or general and administrative costs may ultimately have to be reduced.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000, AND 1999

The Company reported net income of $140,000 for the three months ended March 31, 2000, compared to a net loss of $1,108,000 for the three months ended March 31, 1999. Operating income increased $1,335,000 to $542,000 in the fiscal 2000 quarter from an operating loss of $793,000 in the corresponding quarter of fiscal 1999. The increase in operating income was primarily due to significantly higher oil and gas prices received during the three months ended March 31, 2000, as compared to the prior year quarter and to a reduction in DD&A expense attributable to the pending sale of domestic assets for which no DD&A was recorded in the current quarter. See Note 3 to the Consolidated Financial Statements herein. Detailed comparisons of the components of the respective periods follow.

Operating revenues for the three months ended March 31, 2000, increased $1,408,000, or 88%, to $3,016,000 from $1,608,000 in the corresponding fiscal
1999 quarter. Oil volumes produced during the second fiscal 2000 quarter decreased 12,000 barrels, or 14%, to 72,000 barrels versus 84,000 barrels in the prior year quarter, decreasing revenue by $124,000. Gas volumes sold from the Company's U.S. properties decreased 77,000 Mcf, or 23%, to 259,000 Mcf in the current quarter compared to 336,000 Mcf in the three months ended March 31, 1999, resulting in a $110,000 decrease in revenue. The oil and gas volume decreases resulted from producing property sales as well as natural production declines that occur over the lives of wells. Average oil prices increased 139% to $24.63 per barrel for the three months ended March 31, 2000, from $10.32 per barrel for the corresponding prior year quarter, resulting in a $1,030,000 increase in revenue. Domestic gas prices increased 92% to $2.75 per Mcf in the current year quarter versus $1.43 in the prior year quarter, resulting in a $342,000 revenue increase. Sales revenues from the Company's Comet Ridge coalbed methane project in Queensland, Australia for the quarter ended March 31, 2000, were $515,000 as compared to $240,000 in the second quarter of fiscal 1999. Sales volumes in Australia increased 206,000 Mcf, or 111%, to 391,000 Mcf from 185,000 Mcf in the corresponding prior year's quarter, contributing $266,000 to increases in revenue. The U.S. dollar equivalent of gas prices received remained relatively flat, increasing 2% to $1.32 per Mcf in the quarter ended March 31, 2000, from $1.30 per Mcf in the quarter ended March 31, 1999, resulting in an increase of $9,000 in Australia revenues. Saltwater disposal and other income decreased $5,000 from the corresponding quarter in the prior fiscal year.

Operating expenses increased $299,000, or 27%, to $1,414,000 from $1,115,000 reported in the corresponding quarter in fiscal 1999. The Company's average domestic lifting cost per BOE increased 35% to $8.89 in the three months ended March 31, 2000, from $6.59 in the prior year's three month period. These increases were primarily attributable to severance tax increases resulting from higher oil and gas prices and to volume decreases from natural production declines. Comet Ridge operating expenses increased $202,000 to $380,000 in the current fiscal quarter as compared to $178,000 in the three months ended March 31, 1999. The Company's average lifting cost for the Comet Ridge project was $0.97 per Mcf in the current fiscal quarter as compared to $0.96 per Mcf in the prior year quarter. Monthly operating and capital expenditures billed for the Comet Ridge project have generally exceeded revenues from the project. The Company has disputed certain charges, as discussed above, and believes that operating expenses on a per-well basis can be reduced and is involved in litigation with the operator concerning this and other matters. See
Note 5 to the Consolidated Financial Statements herein.

General and administrative expenses increased by $301,000, or 53%, to $867,000 during the three months ended March 31, 2000, compared to $566,000 for the prior year period. The increase was due to litigation costs associated with the Comet Ridge coalbed methane project.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2000, decreased $527,000, or 73%, to $193,000 from $720,000 reported for the comparable fiscal 1999 period. The decrease is attributable to the pending sale of domestic assets for which no DD&A has been recorded from the time the decision was made to divest the assets.

Interest expense for the three months ended March 31, 2000, increased $108,000, or 31%, to $458,000 from $350,000 for the three months ended March 31, 1999. The increase was primarily due to increased interest rates and increased debt due Slough for Comet Ridge financing.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000, AND 1999

The Company reported net income of $139,000 for the six months ended March 31, 2000, compared to a net loss of $8,444,000 for the six months ended March 31, 1999. The loss for the first six months of fiscal 1999 included a non-cash write-down of U.S. oil and gas properties totaling $5,727,000 due to low oil and gas prices. Operating income increased $8,774,000 to $1,026,000 in the first six months of fiscal 2000 from a loss of $7,748,000 in the prior year period. This improvement was attributable primarily to the aforementioned write-down of domestic oil and gas assets as well as to higher oil and gas prices during the first six months of fiscal 2000 as compared to the first half of fiscal 1999. Detailed comparisons of the components of the respective periods follow.

Operating revenues for the six months ended March 31, 2000, increased $2,578,000, or 77%, to $5,935,000 from $3,357,000 in the corresponding fiscal
1999 period. Oil volumes sold decreased 27,000 barrels, or 15%, to 155,000 barrels versus 182,000 barrels in the prior year period, decreasing revenue by $277,000. Domestic gas volumes sold decreased 124,000 Mcf, or 19%, to 539,000 Mcf in the current year period compared to 663,000 Mcf in the six months ended March 31, 1999, resulting in a $180,000 decrease in revenues. Oil and gas volume decreases resulted from natural production declines and sales of producing properties. Average oil prices increased 124% to $22.96 per barrel for the six months ended March 31, 2000, from $10.26 per barrel for the corresponding prior year period, resulting in a $1,969,000 increase in revenue. Prices received by the Company for domestic gas sales increased 76% to $2.55 per Mcf in the current year period versus $1.45 in the prior year period, resulting in a $593,000 revenue increase. A 341,000 Mcf, or 93%, increase in gas volumes sold in the current fiscal period from the Comet Ridge coalbed methane project in Queensland, Australia, from 366,000 Mcf to 707,000 Mcf, accounted for a $430,000 revenue increase. The average U.S. dollar equivalent gas price received from those sales increased to $1.33 per Mcf in the current fiscal period from $1.26 per Mcf in the prior fiscal year period and contributed $49,000 to revenue increases. Saltwater disposal and other income decreased $6,000 from the corresponding fiscal 1999 period.

Operating expenses during the six month period ended March 31, 2000, increased $483,000, or 21%, to $2,743,000 from $2,260,000 in the prior year period.
Operating expenses related to the Company's domestic properties increased $138,000, or 7%, to $2,024,000 from $1,886,000 reported in the fiscal 1999 period. The Company's average lifting cost per equivalent barrel of domestic production increased 27% to $8.34 in the first six months of fiscal 2000 from $6.59 in the prior year period. The increase was attributable to increased production taxes resulting from higher oil and gas prices in the current fiscal period and to volume decreases from natural production declines. The six months ended March 31, 2000, included $719,000 of operating expenses attributable to the Comet Ridge project in Australia, an increase of $345,000, or 92%, from $374,000 in the prior year period. The increase is attributable primarily to additional expenses associated with new producing wells, and increased interests acquired by the Company in the Comet Ridge project. In addition, as discussed above under results for the quarter, the Company is seeking to reduce operating and capital expenditures billed by the operator. Due to the increase in sales volumes, the Company's average lifting cost for the Comet Ridge project of $1.02 per Mcf remained unchanged during the six months ended March 31, 2000, as compared to the prior year period.

General and administrative expenses increased $298,000, or 24%, to $1,536,000 during the six months ended March 31, 2000, compared to $1,238,000 for the prior year period due primarily to an increase in legal fees attributable to the Comet Ridge litigation. See Note 5 to the Consolidated Financial Statements herein.

DD&A expense for the six months ended March 31, 2000, decreased $1,250,000, or 66%, to $630,000 from $1,880,000 reported for the comparable fiscal 1999 period. The decrease is attributable to the pending asset sales discussed in results for the quarter.

Interest expense for the six months ended March 31, 2000, increased $238,000, or 31%, to $1,002,000 from $764,000 for the six months ended March 31, 1999. The increase is attributable to higher interest rates and an increase in long-term debt.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          See Note 5 to the Consolidated Financial Statements under Part I -
          Item 1.

Item 2.   Changes in Securities and Use of Proceeds

          In February 2000, the Company issued a total of 2,682,316 shares of common stock to five individuals in connection with the acquisition of additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. The offer and sale of the shares were not registered under the Securities Act of 1933 (the "Securities Act"), but rather was made privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

          The total purchase price of the additional interests acquired was approximately $5,161,000 and included cash of $3,300,000 and stock valued at $1,861,000. The cash portion of the purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $1,861,000 was paid to the sellers with the issuance of 1,163,328 shares of the Company's common stock at $1.60 per share.

          The purchasers of the common stock had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. The certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on January 25, 2000, and proxies for such meeting were solicited pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The table below summarizes voting results:

                                             Votes For           Votes Withheld
                                             ----------          --------------
          Kenneth L. Ancell                  13,718,502              495,744
          David L. Bradshaw                  13,711,630              502,616
          Eugene I. Davis                    13,717,339              496,907
          Douglas Kramer                     13,696,491              517,755
          Marshall D. Lees                   13,713,496              500,750

          In addition, the shareholders ratified the following proposals:

          A proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2000;

                   For                  Against             Abstain
               14,160,770                46,190               7,286

          A proposal to increase the shares of common stock reserved for issuance under the Company's 1997 Long-Term Incentive Plan from 250,000 to 500,000;

                   For                  Against             Abstain
               13,082,260              1,094,945             37,041


          A proposal to amend the Articles of Incorporation to increase the Company's authorized shares of common stock from 20,000,000 shares to 50,000,000 shares;

                   For                  Against             Abstain
               12,934,858              1,269,036             10,352

                                         12

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               --------

               Filed in Part I

                    11.  Computation of per share earnings, filed herewith as
                         Note 4 to the Consolidated Financial Statements.

               Filed in Part II

                 10.62 Purchase and Sale Agreement dated January 14, 2000, between Ray W. Williams as Seller and Tipperary Corporation as Buyer, filed herewith.

                 10.63 Purchase and Sale Agreement dated January 14, 2000, between William I. Isaac as Seller and Tipperary Corporation as Buyer, filed herewith.

                 10.64 Purchase and Sale Agreement dated February 11, 2000, between William D. Kennedy as Seller and Tipperary Corporation as Buyer, filed herewith.

                 10.65 Registration Rights Agreement between Tipperary Corporation and Ray W. Williams, dated February 10, 2000, filed herewith.

                 10.66 Registration Rights Agreement between Tipperary Corporation and William I. Isaac, dated February 10, 2000, filed herewith.

                 10.67 Registration Rights Agreement between Tipperary Corporation and William D. Kennedy, dated February 11, 2000, filed herewith.

                 10.68 Registration Rights Agreement between Tipperary Corporation and James H. Marshall, dated February 9, 2000, filed herewith.

                 10.69 Registration Rights Agreement between Tipperary Corporation and James F. Knott, dated February 9, 2000, filed herewith.

                 10.70 Warrant to Purchase the Registrant's common stock dated February 9, 2000, issued to James H. Marshall, filed herewith.

                 10.71 Warrant to Purchase the Registrant's common stock dated February 9, 2000, issued to James F. Knott, filed herewith.

                 The other material contracts of the Company are incorporated herein by reference from the exhibit list in the Company's Annual Report on Form 10-K for the Year Ended September 30, 1999.

     (b)  Reports on Form 8-K:
          -------------------

          None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tipperary Corporation
                              -----------------------------------------------
                              Registrant



Date:     May 15, 2000        By:       /s/ David L. Bradshaw
                                   -------------------------------------------
                                   David L. Bradshaw, President, Chief
                                   Executive Officer and Chairman of the Board
                                   of Directors




Date:     May 15, 2000        By:       /s/ Lisa S. Wilson
                                   -------------------------------------------
                                   Lisa S. Wilson, Chief Financial Officer and
                                   Principal Accounting Officer