Form 10QSB
period 2000-06-30
TIPPERARY CORP
filed 2000-08-15
CIK 98410

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to ___________

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

Yes  X    No
    ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding August 14, 2000
----------------------------                  ---------------------------
Common Stock, $.02 par value                        24,463,587 shares

                     TIPPERARY CORPORATION AND SUBSIDIARIES

                              Index to Form 10-QSB


                                                                                         Page No.
PART I. FINANCIAL INFORMATION (UNAUDITED)

        Item 1. Financial Statements

                 Consolidated Balance Sheet
                 June 30, 2000 and September 30, 1999                                         1

                 Consolidated Statement of Operations
                 Three months and nine months ended June 30, 2000 and 1999                    2

                 Consolidated Statement of Cash Flows
                 Nine months ended June 30, 2000 and 1999                                     3

                 Notes to Consolidated Financial Statements                                 4-7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      8-12


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                           13

         Item 2. Changes in Securities                                                       13

         Item 3. Defaults Upon Senior Securities                                             13

         Item 4. Submission of Matters to a Vote of Security Holders                         13

         Item 5. Other Information                                                           13

         Item 6. Exhibits and Reports on Form 8-K                                         13-15

SIGNATURES                                                                                   16

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (in thousands)
                                  (unaudited)


                                                                                    June 30,       September 30,
                                                                                      2000              1999
                                                                                  ------------     -------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $      9,044      $        430
      Receivables                                                                        1,619             1,525
      Inventory                                                                             --               209
      Other current assets                                                               1,712               899
      Properties held for sale (Note 3)                                                  4,077                --
                                                                                  ------------      ------------
            Total current assets                                                        16,452             3,063
                                                                                  ------------      ------------

Property, plant and equipment, at cost:
      Oil and gas properties, full cost method                                          36,926           136,562
      Other property and equipment                                                       1,022             2,402
                                                                                  ------------      ------------
                                                                                        37,948           138,964

Less accumulated depreciation, depletion and amortization                               (2,013)          (95,642)
                                                                                  ------------      ------------
      Property, plant and equipment, net                                                35,935            43,322
                                                                                  ------------      ------------

Noncurrent portion of deferred income taxes, net (Note 9)                                   --             1,573
Other noncurrent assets                                                                    277                47
                                                                                  ------------      ------------
                                                                                  $     52,664      $     48,005
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of note payable - related party                             $        227      $        174
      Accounts payable and accrued liabilities                                           1,959             2,418
      Royalties payable                                                                    292               201
                                                                                  ------------      ------------
            Total current liabilities                                                    2,478             2,793
                                                                                  ------------      ------------

Long-term debt                                                                              --            11,800
Long-term notes payable - related party                                                 10,848             9,465
Commitments and contingencies (Note 5)

Minority interest                                                                          277               495

Stockholders' equity
      Common stock; par value $.02; 50,000,000 shares
      authorized; 24,173,185 issued and 24,163,587
      outstanding at June 30, 2000; 15,161,755 issued and
      15,152,157 outstanding at September 30, 1999                                         483               303
      Capital in excess of par value                                                   121,947           107,977
      Accumulated deficit                                                              (83,344)          (84,803)
      Treasury stock, at cost; 9,598 shares                                                (25)              (25)
                                                                                  ------------      ------------
            Total stockholders' equity                                                  39,061            23,452
                                                                                  ------------      ------------
                                                                                  $     52,664      $     48,005
                                                                                  ============      ============



         See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                           Three months ended               Nine months ended
                                                               June 30,                         June 30,
                                                     ----------------------------    ----------------------------
                                                        2000             1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Revenues                                             $      1,811    $      2,063    $      7,746    $      5,420
Costs and expenses:
    Operating                                               1,034           1,167           3,777           3,427
    Depreciation, depletion and amortization                  195             675             825           2,555
    General and administrative                              1,096             454           2,632           1,692
    Write-down of  oil and gas properties                      --              --              --           5,727
                                                     ------------    ------------    ------------    ------------
          Total costs and expenses                          2,325           2,296           7,234          13,401
                                                     ------------    ------------    ------------    ------------
          Operating income (loss)                            (514)           (233)            512          (7,981)

Other income (expense):
    Interest income                                            25               2              54              10
    Interest expense                                         (348)           (393)         (1,350)         (1,157)
    Gain on sale of assets                                  4,093              --           4,093              --
    Foreign currency exchange gain (loss)                     (30)             12             (76)             34
                                                     ------------    ------------    ------------    ------------
          Total other income (expense)                      3,740            (379)          2,721          (1,113)
                                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes                           3,226            (612)          3,233          (9,094)

Income tax expense                                          1,913              --           1,913              --
                                                     ------------    ------------    ------------    ------------

Net income (loss) before minority interest                  1,313            (612)          1,320          (9,094)

Minority interest in loss of subsidiary                        86              34             218              72
                                                     ------------    ------------    ------------    ------------

Net income (loss)                                    $      1,399    $       (578)   $      1,538    $     (9,022)
                                                     ============    ============    ============    ============

Net income (loss) per share
    Basic                                            $       0.06    $       (.04)   $       0.07    $       (.62)
                                                     ============    ============    ============    ============
    Diluted                                          $       0.06    $       (.04)   $       0.07    $       (.62)
                                                     ============    ============    ============    ============

Weighted average shares outstanding
    Basic                                                  24,164          15,134          20,109          14,533
                                                     ============    ============    ============    ============
    Diluted                                                24,968          15,134          20,394          14,533
                                                     ============    ============    ============    ============



         See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                                          Nine months ended
                                                                                              June 30,
                                                                                   ------------------------------
                                                                                      2000              1999
                                                                                   -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                                  $       1,538    $      (9,022)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
          Depreciation, depletion and amortization                                           825            2,555
          Gain on sale of assets                                                          (4,093)              --
          Deferred tax expense                                                             1,573               --
          Write-down of oil and gas properties                                                --            5,727
          Minority interest in loss of subsidiary                                           (218)             (72)
          Change in assets and liabilities:
               (Increase) decrease in receivables                                            (94)             122
               Increase in other current assets                                             (813)            (334)
               Increase (decrease) in accounts payable and
                 accrued liabilities                                                        (459)             577
               Increase in royalties payable                                                  91               39
                                                                                   -------------    -------------
Net cash used in operating activities                                                     (1,650)            (408)
                                                                                   -------------    -------------

Cash flows from investing activities:
    Net proceeds from asset sales                                                         15,950              705
    Capital expenditures                                                                  (7,267)          (3,462)
                                                                                   -------------    -------------
Net cash provided by (used in) investing activities                                        8,683           (2,757)
                                                                                   -------------    -------------

Cash flows from financing activities:
    Proceeds from borrowing                                                                1,585            4,994
    Principal repayments                                                                 (11,950)          (4,700)
    Proceeds from issuance of stock                                                       10,513            2,228
    Proceeds from subsidiary sale of stock                                                    --              610
    Proceeds from issuance of warrants                                                     1,776              310
    Payment of dividends                                                                     (79)              --
    Payments for debt financing                                                             (264)              (4)
                                                                                   -------------    -------------
Net cash provided by financing activities                                                  1,581            3,438
                                                                                   -------------    -------------

Net increase in cash and cash equivalents                                                  8,614              273

Cash and cash equivalents at beginning of period                                             430              633
                                                                                   -------------    -------------

Cash and cash equivalents at end of period                                         $       9,044    $         906
                                                                                   =============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                     $       1,087    $       1,006
      Income taxes                                                                 $          --    $          --
  Non-cash investing and financing activities:
      Issuance of stock to acquire assets                                          $       1,861    $          --



          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at June 30, 2000, and the results of its operations for the three-month and nine-month periods ended June 30, 2000 and 1999. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries, Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd, and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures. All intercompany balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 1999. These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138"), which modifies or more clearly defines certain requirements of SFAS 133. While the Company has hedged risks associated with oil and gas price volatility in the past and anticipates using derivatives to hedge foreign exchange and/or gas production in the future, it is not using derivatives currently and cannot reasonably determine the impact of SFAS 133 and SFAS 138 at this time. The Company expects to adopt SFAS 133 and SFAS 138 effective October 1, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation of SAB No. 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will be required to adopt SAB No. 101 in the fourth quarter of fiscal 2001.

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

Effective February 29, 2000, Slough converted the remaining shares of preferred stock into 3,429,114 shares of restricted common stock, bringing the Company's total common stock outstanding to 24,163,587 shares. Slough currently owns approximately 54% of the Company's outstanding common stock. During the quarter ended June 30, 2000, the Company paid a cash dividend of approximately $79,000 to Slough for the period the preferred shares were outstanding.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


NOTE 3 - OIL & GAS PROPERTIES HELD FOR SALE

Properties held for sale at June 30, 2000, consists of the Company's U.S. oil and gas properties and equipment inventory, which are being divested in connection with the Company's redirection of focus towards increasing reserves and production of natural gas from coalbed methane properties. During the nine months ended June 30, 2000, the Company received approximately $16,700,000 from the sale of U.S. oil and gas assets and incurred related costs of approximately $750,000. During the nine months ended June 30, 2000, the Company used net sales proceeds to pay off the remaining balance of bank debt.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") requires that such assets be reported at the lower of carrying amount or fair value less cost to sell. The Company's domestic oil and gas properties had a total carrying value of $15,087,000 at March 31, 2000, and $4,077,000 at June 30, 2000. The decrease of $11,010,000 resulted from sales of 75% of the Company's domestic reserve volumes as of September 30, 1999, resulting in a recorded gain of $4,093,000. The carrying value of the properties held for sale will also be adjusted as required until all the properties are sold to exclude costs associated with properties that the Company may ultimately choose not to sell and to include costs incurred to sell the properties. Assets to be disposed of and covered by SFAS 121 are not subject to depreciation, depletion or amortization ("DD&A") once there is a commitment or plan to dispose of the assets. Included in DD&A expense for the period ended June 30, 2000 is $244,000 associated with U.S. oil and gas properties for the period prior to the date the Company decided to sell the assets. Revenues less operating expenses from assets either sold or held for sale as of June 30, 2000, were $511,000 and $3,485,000, respectively during the three and nine months ended.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                                Three months ended       Nine months ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ----------------------
                                                                 2000        1999         2000          1999
                                                               ---------   ---------    ---------    ---------
Numerator:
    Net income (loss)                                          $   1,399   $    (578)   $   1,538    $  (9,022)
    Less: preferred stock dividends                                   --          --          (79)          --
                                                               ---------   ---------    ---------    ---------
    Net income (loss) available for common stockholders        $   1,399   $    (578)   $   1,459    $  (9,022)
                                                               =========   =========    =========    =========

Denominator:
    Weighted average shares outstanding                           24,164      15,134       20,109       14,533
    Effect of dilutive securities:
          Assumed conversion of dilutive options                     805          --          285           --
                                                               ---------   ---------    ---------    ---------
          Weighted average shares and dilutive potential
               common shares                                      24,968      15,134       20,394       14,533
                                                               =========   =========    =========    =========

Basic earnings (loss) per share                                $    0.06   $   (0.04)   $    0.07    $   (0.62)
                                                               =========   =========    =========    =========

Diluted earnings (loss) per share                              $    0.06   $   (0.04)   $    0.07    $   (0.62)
                                                               =========   =========    =========    =========

Potentially dilutive common stock shares from the exercise of options and warrants were excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended June 30, 1999, as their effect was antidilutive.

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

NOTE 6 - ACQUISITION OF ADDITIONAL INTERESTS IN COMET RIDGE PROJECT

In February 2000, the Company acquired additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. The total interest acquired was 5.5% in capital-bearing interest, bringing the Company's total interest to 61.25% The total purchase price was approximately $5,161,000 and included cash of $3,300,000 and stock valued at $1,861,000. The cash portion of the purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $1,861,000 was paid to the sellers with the issuance of 1,163,328 shares of the Company's common stock at $1.60 per share. Subsequent to June 30, 2000, the Company acquired an additional 1.0% capital-bearing interest for 300,000 shares of the Company's common stock valued at $3.50 per share for a total purchase price of $1,050,000. The Company now has a capital-bearing interest of 62.25%.

NOTE 7 - COMET RIDGE DEVELOPMENT AND PROJECT FINANCING

On April 28, 2000, the Company entered into a credit agreement with TCW Asset Management Company ("Credit Agreement") that provides a borrowing facility of up to $17 million upon the satisfaction of certain conditions. An initial loan advance of up to $6 million will be used to repay the existing Comet Ridge project financing loan due to Slough with the balance to be used for lender-approved working capital purposes. Additional loan advances of up to $11 million will be available to finance continued development of the Comet Ridge project.

The obligation to repay the advances and accrued interest will be evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Principal payments will be due quarterly in an amount equal to the greater of a percentage of cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payment

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance on the notes is due and payable in full on March 30, 2006.

Among the various conditions for funding to be met under the Credit Agreement are: 1) that TCW obtain satisfaction that a 20-well drilling program proposed by the Company will be undertaken on a schedule acceptable to TCW under the Credit Agreement; and 2) that the Company enter into and offer to other owners an agreement to supply additional volumes of gas to ENERGEX. The Company has executed and distributed the gas supply agreement and certain other owners have elected to participate as well. The Company recently proposed a 20-well drilling program in accordance with the provisions of the joint operating agreement governing the project and is awaiting the execution of the program by the operator. The Company has also offered to extend non-recourse financing to fund the other owners' share of the proposed drilling and pipeline connection costs. At this time it is not known what percentage, if any, of other owners will utilize the Company's financing. The $17 million loan facility includes advances to cover any loans that would be extended to the other owners. The Company expects to have all conditions for funding met and for drilling operations on the Comet Ridge project to begin in the near term.

NOTE 8 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations for the nine months ended June 30, 2000 and 1999, by geographic area is shown below (in thousands):


                                                    United
                                                    States       Australia       Total
                                                ------------   ------------   ------------
Nine months ended June 30, 2000
      Revenues                                  $      6,248   $      1,498   $      7,746
      Identifiable assets                       $     14,821   $     37,843   $     52,664

Nine months ended June 30, 1999
      Revenues                                  $      4,610   $        810   $      5,420
      Identifiable assets                       $     19,498   $     26,141   $     45,639


NOTE 9 - DEFERRED INCOME TAXES

Income tax expense consists of the following (in thousands):

                                                  Nine months ended
                                                       June 30,
                                                ---------------------
                                                  2000          1999
                                                --------       ------
Current                                         $    340       $   --
Deferred                                           1,573           --
                                                --------       ------
Total income tax expense                        $  1,913       $   --
                                                ========       ======


At September 30, 1999, the Company had a net deferred tax asset of $1,573,000, which represented management's best estimate of the realizable benefit of the Company's net operating loss carryforwards. With the sale of U.S. oil and gas properties during the quarter ended June 30, 2000, the Company recorded a gain of $4,093,000 and realized a tax benefit from the utilization of net operating loss carryforwards. Realization of the deferred tax asset resulted in deferred income tax expense of $1,573,000. The current income tax expense is the Company's estimate of the alternative minimum tax and other state taxes that will be payable on the current period taxable income. With the sale of a majority of the Company's producing properties and its history of losses, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax benefits associated with remaining carryovers that it recorded a valuation allowance to offset the entire deferred tax asset as of June 30, 2000. Management will continue to evaluate its gross deferred tax asset and to the extent management may determine that it was more likely than not that the asset would be realized, the valuation allowance would be reduced accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-K for the fiscal year ended September 30, 1999, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

OVERVIEW

During the current fiscal year ending September 30, 2000, the Company has been selling its conventional oil and gas producing properties in connection with a redirection of focus toward the exploration for and development and production of natural gas from coalbed methane properties.

The Company's major area of coalbed methane production and development is in the Bowen Basin of Queensland, Australia, where the Company's 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd, owns a 62.25% non-operating interest in the Comet Ridge project on Authority to Prospect ("ATP" 526). The Company also has been granted by the Queensland government exploration permits covering approximately 370,000 acres (ATP 655) and 850,000 acres (ATP 675) near ATP 526 and expects to begin exploratory drilling operations in the near term. In the United States, the Company has a 49% non-operating working interest in a coalbed methane exploration prospect covering approximately 38,000 acres in the Hanna Basin of Wyoming and has recently begun evaluating several locations on the acreage.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and temporary investments of $9,044,000 as of June 30, 2000, compared to $430,000 as of September 30, 1999. At June 30, 2000, the Company had working capital of $13,974,000 compared to working capital of $270,000 as of September 30, 1999. Working capital as of June 30, 2000, included $4,077,000 of assets held for sale. During the nine months ended June 30, 2000, cash flows were provided by sales of oil and gas assets and by debt and equity financing. A portion of the sales proceeds were used to pay off bank debt and fund capital expenditures and operating activities.

Net cash used by operating activities was $1,650,000 during the first nine months of fiscal 2000 compared to $408,000 during the corresponding prior year period. The increase in net cash used by operations was attributable primarily to lower production volumes resulting from domestic asset sales in the nine months ended June 30, 2000, as compared to the prior fiscal year period as well as increased cash outlays to fund ongoing litigation with the operator of the Comet Ridge project.

During the nine months ended June 30, 2000, net cash provided by investing activities was $8,683,000. Net proceeds from sales of domestic assets totaled $15,950,000 net of sales costs. Capital expenditures were $9,128,000. Domestic expenditures of $1,333,000 included approximately $847,000 for the purchase of a non-operating interest in the Hanna Draw prospect discussed above. The remaining $486,000 of expenditures related to assets held for sale, exploration activities and other corporate assets. Capital expenditures of $7,795,000, related to the Company's Australia operations included the acquisition of additional interests in the Comet Ridge project for approximately $3,300,000 in cash and 1,163,328 shares of the Company's common stock valued at $1,861,000. See Note 6 to the Consolidated Financial Statements. Other costs for the Comet Ridge project included approximately $1,392,000 expended for the drilling of the Fairview 21 through 28 wells. Remaining costs of $1,242,000 related to ongoing capital expenditures in Australia and included disputed billings of approximately $241,000 paid to the Court in the litigation with the operator of the property. See Note 5 to the Consolidated Financial Statements.

During the nine months ended June 30, 1999, net cash expended for investing activities totaled $2,757,000. Capital expenditures related to domestic operations totaled $353,000. Additional interests in two of the Company's operated wells were purchased for $79,000 and $54,000 was expended for non-producing leasehold costs. Other domestic capital expenditures totaled $220,000. The Company received $705,000 from Slough for the contractual payment right to revenue from the Comet

Ridge project. Capital expenditures of $3,462,000 were incurred during the nine-month period, of which $3,109,000 was attributable to the Comet Ridge project. Costs expended to begin an eight-well drilling program in the Comet Ridge area totaled $836,000. Of the remaining expenditures in the Comet Ridge area, $512,00 was invested in inventory and gas gathering facilities. Two additional wells were drilled at a cost of $372,000 net to the Company. Other capital expenditures totaling $1,389,000 included costs associated with seismic data gathering and other capital expenditures.

During the nine months ended June 30, 2000, net cash provided by financing activities was $1,581,000. Total borrowings of $1,585,000 were received from Slough in connection with the December 1998 Comet Ridge financing arrangement. The Company also made principal payments of $150,000 to Slough on this facility. Proceeds from equity financing of $10,000,000 were provided by Slough in connection with the transaction that closed on December 23, 1999, and included $1,776,000 of value assigned to warrants Slough received to acquire 1,200,000 shares of common stock at $2.00 per share. Dividends of $79,000 were paid on the preferred stock that was outstanding between December 23, 1999, and February 29, 2000. See Note 2 to the Consolidated Financial Statements. The Company incurred financing costs of $111,000 related to this equity financing transaction and used $4,000,000 of the proceeds to reduce bank debt. The remaining principal balance of $7,800,000 owed to the bank was paid in full in May 2000 with proceeds generated by the sales of domestic assets. Additional funds of $2,400,000 were received from the sale of stock and issuance of warrants in connection with financing arrangements with two individual investors. These proceeds were used to partially fund the acquisition of additional interests in the Comet Ridge project. See Note 6 to the Consolidated Financial Statements. Financing cash flows also include $264,000 of payments related to obtaining debt financing. See Note 7 to the Consolidated Financial Statements.

In the prior corresponding fiscal year's period, proceeds of $8,994,000 received from Slough included loans totaling $4,994,000 and $4,000,000 from the sale of 2,000,000 shares of the Company's common stock. Of the $4,000,000 in proceeds, $2,375,000 was for the issuance of common stock and the premium paid of $1,625,000 was recorded as follows: $705,000 for the contractual payment right to revenue from Comet Ridge production, $610,000 for a minority interest in the Australian subsidiary, and $310,000 for warrants received by Slough to acquire restricted shares of the Company's common stock. The Company used $4,700,000 of the total proceeds to reduce bank debt and $1,194,000 to fund a drilling program in the Comet Ridge area. The remainder was used for working capital and capital expenditures.

The Company has used derivatives to hedge risks associated with the volatility of oil and gas prices. During the first half of fiscal 2000, the Company hedged 45,000 barrels (approximately 29%) of its crude oil production through swap agreements with which the Company received a floor but retained 50% of price increases above the floor. Net (payments) receipts pursuant to the Company's hedging activity for the nine months ended June 30, 2000, and June 30, 1999, were ($285,000) and ($109,000), respectively. Of the total payments made in fiscal 2000, $93,000 was paid during the first quarter and $192,000 during the second quarter. None of the Company's production was hedged subsequent to March 31, 2000, and the Company does not intend to enter into any further hedges of oil or gas production in fiscal 2000 due to the ongoing sales of the Company's domestic oil and gas properties.

The Company had no outstanding bank debt at June 30, 2000. As of September 30, 1999, bank debt totaled $11,800,000. In December 1999, $4,000,000 of proceeds from the Slough financing was used to reduce bank debt to $7,800,000. In the second quarter of fiscal 2000, the Company made principal payments of $835,000, bringing the loan balance to $6,965,000. As disclosed in Note 3 to the Consolidated Financial Statements, the Company used property sales proceeds to pay off the entire remaining balance of bank debt in May, 2000.

Outstanding loans due Slough at June 30, 2000, include a corporate loan in the amount of $6,500,000 and a loan for $4,575,000 for the development of the Company's Comet Ridge project. Interest is due quarterly on the $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 10.27% at June 30, 2000. The unpaid principal balance of this note is due and payable March 11, 2002. The Company may pay part or all of the $6.5 million corporate note balance with proceeds from domestic asset sales. The unpaid principal balance of the Comet Ridge project financing bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and must equal 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company also agreed to pay a finance charge of 7% of gross proceeds received from sales from the Fairview #1 through #20 wells until the loan is repaid in full and 7% of gross proceeds received from sales from the eight new wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges, is due and payable five years from the date all proceeds are received. As disclosed in Note 7 to the Consolidated Financial Statements, the Company intends to use funds expected to be obtained from a recently acquired credit facility to repay this loan.

With the sales of the Company's domestic producing properties, operating cash flow will continue to decrease and cash on hand and proceeds from additional property sales will provide cash for debt reduction and capital expenditures, and will be used to fund general and administrative expenses. It is uncertain whether the Company will be able to replace the cash flow from the domestic properties with new coalbed methane properties in the United States in the near term, but the Company believes it can increase cash flow from the Comet Ridge project substantially over the next several years through additional drilling. In addition, the Company believes that the operating expenses, capital expenditures and other costs charged by the operator of the project should be reduced and is involved in litigation with the operator concerning this and other matters. See Note 5 to the Consolidated Financial Statements. In addition to further drilling programs on the Comet Ridge project, the Company plans to initiate exploratory drilling on its recently acquired acreage near the Comet Ridge project, which, if successful, could also increase operating cash flow from Australia. Should cash flows not increase sufficiently to cover general and administrative expenses, cash on hand may be utilized and/or general and administrative costs may be reduced.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000, AND 1999

The Company reported net income of $1,399,000 for the three months ended June 30, 2000, compared to a net loss of $578,000 for the three months ended June 30, 1999. The net income in fiscal 2000 includes a gain from asset sales of $4,093,000. See Note 3 to the Consolidated Financial Statements. Operating losses increased $281,000 to $514,000 in the fiscal 2000 quarter from an operating loss of $233,000 in the corresponding quarter of fiscal 1999. The increase in operating loss was primarily due to reduced oil and gas revenues resulting from property dispositions and significantly higher general and administrative expenses, resulting from litigation with the operator of the Comet Ridge project. See Note 5 to the Consolidated Financial Statements. Detailed comparisons of the components of the respective periods follow.

Operating revenues for the three months ended June 30, 2000, decreased $252,000, or 12%, to $1,811,000 from $2,063,000 in the corresponding fiscal 1999 quarter. Oil volumes produced during the third fiscal 2000 quarter decreased 58,000 barrels, or 67%, to 29,000 barrels versus 87,000 barrels in the prior year quarter, decreasing revenue by $817,000. Gas volumes sold from the Company's U.S. properties decreased 118,000 Mcf, or 46%, to 138,000 Mcf in the current quarter compared to 256,000 Mcf in the three months ended June 30, 1999, resulting in a $215,000 decrease in revenue. The oil and gas volume decreases resulted primarily from producing property sales. Average oil prices increased 85% to $26.00 per barrel for the three months ended June 30, 2000, from $14.08 per barrel for the corresponding prior year quarter, resulting in a $346,000 increase in revenue. Domestic gas prices increased 86% to $3.39 per Mcf in the current year quarter versus $1.82 in the prior year quarter, resulting in a $217,000 revenue increase. Sales revenues from the Company's Comet Ridge coalbed methane project in Queensland, Australia for the quarter ended June 30, 2000, were $561,000 as compared to $347,000 in the same quarter of fiscal 1999. Sales volumes in Australia increased 200,000 Mcf, or 78%, to 455,000 Mcf from 255,000 Mcf in the corresponding prior year's quarter, contributing $272,000 to increases in revenue. The U.S. dollar equivalent of gas prices received decreased 10% to $1.23 per Mcf in the quarter ended June 30, 2000, from $1.36 per Mcf in the quarter ended June 30, 1999, resulting in an decrease of $59,000 in revenues.

Operating expenses decreased $133,000, or 11%, to $1,034,000 from $1,167,000 reported in the corresponding quarter in fiscal 1999. The Company's average domestic lifting cost per BOE increased 96% to $13.66 in the three months ended June 30, 2000, from $6.96 in the prior year's three month period. The increase was primarily attributable to production tax increases resulting from higher oil and gas prices and to volume decreases from natural production declines. Comet Ridge operating expenses increased $52,000 to $295,000 in the current fiscal quarter as compared to $243,000 in the three months ended June 30, 1999. The Company's average lifting cost for the Comet Ridge project was $0.65 per Mcf in the current fiscal quarter as compared to $0.95 per Mcf in the prior year quarter largely due to increased sales volumes. Monthly operating and capital expenditures billed for the Comet Ridge project have generally exceeded revenues from the project. The Company has disputed certain charges, as discussed above, and believes that operating expenses on a per-well basis can be reduced and is involved in litigation with the operator concerning this and other matters. See Note 5 to the Consolidated Financial Statements herein.

General and administrative expenses increased by $642,000, or 141%, to $1,096,000 during the three months ended June 30, 2000, compared to $454,000 for the prior year period. The increase was due to increased litigation costs associated with the Comet Ridge project.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 2000, decreased $480,000, or 71%, to $195,000 from $675,000 reported for the comparable fiscal 1999 period. The decrease is attributable to the pending sale of domestic assets for which no DD&A has been recorded from the time the decision was made to divest the assets.

Interest expense for the three months ended June 30, 2000, decreased $45,000, or 11%, to $348,000 from $393,000 for the three months ended June 30, 1999. The decrease was due to the reduction and elimination of bank debt.

Current income tax expense of $340,000 includes alternative minimum tax and state income taxes estimated to be payable on current taxable income. Deferred income tax expense of $1,573,000 results from the realization of the net deferred tax asset. See Note 9 to the Consolidated Financial Statements herein.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000, AND 1999

The Company reported net income of $1,538,000 for the nine months ended June 30, 2000, compared to a net loss of $9,022,000 for the nine months ended June 30, 1999. The net income in fiscal 2000 included a gain of $4,093,000 on sales of U.S. oil and properties. The loss for the first nine months of fiscal 1999 included a non-cash write-down of properties totaling $5,727,000 due to low oil and gas prices. Operating income increased to $512,000 in the first nine months of fiscal 2000 from a loss of $7,981,000 in the prior year period. This improvement was attributable primarily to the aforementioned 1999 write-down of domestic oil and gas assets as well as to higher oil and gas prices during the first nine months of fiscal 2000 as compared to the prior year period. Detailed comparisons of the components of the respective periods follow.

Operating revenues for the nine months ended June 30, 2000, increased $2,326,000, or 43%, to $7,746,000 from $5,420,000 in the corresponding fiscal
1999 period. Oil volumes sold decreased 85,000 barrels, or 32%, to 184,000 barrels versus 269,000 barrels in the prior year period, decreasing revenue by $979,000. Domestic gas volumes sold decreased 241,000 Mcf, or 26%, to 677,000 Mcf in the current year period compared to 918,000 Mcf in the nine months ended June 30, 1999, resulting in a $373,000 decrease in revenues. Oil and gas volume decreases resulted primarily from sales of producing properties during the third quarter as well as to natural production declines. Average oil prices increased 104% to $23.44 per barrel for the nine months ended June 30, 2000, from $11.50 per barrel for the corresponding prior year period, resulting in a $2,199,000 increase in revenue. Prices received by the Company for domestic gas sales increased 74% to $2.72 per Mcf in the current year period versus $1.56 in the prior year period, resulting in a $788,000 revenue increase. A 541,000 Mcf, or 87%, increase in gas volumes sold in the current fiscal period from the Comet Ridge project, from 621,000 Mcf to 1,162,000 Mcf, accounted for a $707,000 revenue increase. The average U.S. dollar equivalent gas price received from those sales decreased slightly to $1.29 per Mcf from $1.30 per Mcf.

Operating expenses during the nine month period ended June 30, 2000, increased $350,000, or 10%, to $3,777,000 from $3,427,000 in the prior year period.
Operating expenses related to the Company's domestic properties decreased $47,000, or 2%, to $2,763,000 from $2,810,000 reported in the fiscal 1999 period. The Company's average lifting cost per equivalent barrel of domestic production increased 39%, however, to $9.28 in the first nine months of fiscal 2000 from $6.70 in the prior year period. The increase per equivalent barrel was attributable to increased production taxes resulting from higher oil and gas prices in the current fiscal period and to volume decreases from natural production declines and property sales. The nine months ended June 30, 2000, included $1,014,000 of operating expenses attributable to the Comet Ridge project in Australia, an increase of $397,000, or 64%, from $617,000 in the prior year period. The increase is attributable primarily to additional expenses associated with new producing wells, and to expense increases attributable to interests acquired by the Company in the Comet Ridge project. As discussed above, the Company is seeking to reduce operating and capital expenditures billed by the operator. Due to the increase in sales volumes, the Company's average lifting cost for the Comet Ridge project decreased 12% from $0.99 per Mcf in the prior year period to $0.87 per Mcf during the nine months ended June 30, 2000.

General and administrative expenses increased $940,000, or 56%, to $2,632,000 during the nine months ended June 30, 2000, compared to $1,692,000 for the prior year period due primarily to an increase in legal fees attributable to the Comet Ridge litigation. See Note 5 to the Consolidated Financial Statements.

DD&A expense for the nine months ended June 30, 2000, decreased $1,730,000, or 68%, to $825,000 from $2,555,000 reported for the comparable fiscal 1999 period. The decrease is attributable to the decision to sell domestic assets discussed above.

Interest expense for the nine months ended June 30, 2000, increased $193,000, or 17%, to $1,350,000 from $1,157,000 for the nine months ended June 30, 1999. The increase is attributable to higher interest rates.

Current income tax expense of $340,000 includes alternative minimum tax and state income taxes estimated to be payable on current taxable income. Deferred income tax expense of $1,573,000 results from the realization of the net deferred tax asset. See Note 9 to the Consolidated Financial Statements.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

   See Note 5 to the Consolidated Financial Statements under Part I - Item 1.

Item 2. Changes in Securities and Use of Proceeds

   In February 2000, the Company issued a total of 2,682,316 shares of common stock to five individuals in connection with the acquisition of additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. An additional acquisition of a 1% interest in July 2000 was purchased with the issuance of 300,000 shares to another individual investor. The offer and sale of the shares were not registered under the Securities Act of 1933 (the "Securities Act"), but rather were made privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   The total purchase price of the additional interests acquired totaled approximately $6,211,000 and included cash of $3,300,000 and stock valued at $2,911,000. The cash portion of the combined purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $2,911,000 was paid to the sellers with the issuance of 1,163,328 shares of the Company's common stock at $1.60 per share in February 2000 and 300,000 shares at $3.50 per share in July 2000.

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

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   During June 2000, the Company recorded proceeds of $4.4 million from the sale of conventional oil and gas properties in connection with a redirection of focus toward increasing reserves from coalbed methane properties. The properties sold consisted of various interests in producing oil and natural gas mineral leaseholds and equipment located in the Permian Basin of New Mexico and one well in Texas. The oil and gas reserves sold comprise approximately one third of the Company's total domestic proved reserve volumes as of its fiscal year ended September 30, 1999.

   On June 30, the Company sold its Permian Basin assets to an unaffiliated third party for $4 million and on June 14, the Texas well sold at auction for $400,000. Both sales were arms-length and involved either a negotiated bid or auction process. There were no material relationships between any person purchasing any of the properties and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

Item 6. Exhibits and Reports on Form 8-K


         (a)      Exhibits:

                  Filed in Part I

                           11. Computation of per share earnings, filed herewith as Note 4 to the Consolidated Financial Statements.

                           27.      Financial Data Schedule.

                  Filed in Part II

                           3.11 Articles of Amendment of the Articles of Incorporation of Tipperary Corporation adopted January 25, 2000, filed as Exhibit
                                    3.11 to Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference.

                           3.12 Statement of Resolution Establishing a Series of Shares dated December 23, 1999, filed as Exhibit 3.12 to Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference.

                           4.66     Credit Agreement among Tipperary
                                    Corporation as Borrower, Tipperary Oil &
                                    Gas (Australia) Pty Ltd (ACN 077536871) as
                                    Guarantor, Tipperary Oil & Gas Corporation,
                                    Lenders party thereto and TCW Asset
                                    Management Company in the capacities
                                    described therein dated as of April 28,
                                    2000, filed herewith.

                           10.60 Warrant to Purchase the Registrant's common stock dated December 23, 1999, issued to Slough Estates USA Inc., filed as Exhibit
                                    10.60 to Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference.

                           10.61 Registration Rights Agreement between Tipperary Corporation and Slough Estates USA Inc., dated December 23, 1999, filed as
                                    Exhibit 10.61 to Form 10-Q for the
                                    quarterly period ended December 31, 1999 and incorporated herein by reference.

                           10.62 Purchase and Sale Agreement dated January 14, 2000, between Ray W. Williams as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.62 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.63 Purchase and Sale Agreement dated January 14, 2000, between William I. Isaac as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.63 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.64 Purchase and Sale Agreement dated February 11, 2000, between William D. Kennedy as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.64 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.65 Registration Rights Agreement between Tipperary Corporation and Ray W. Williams, dated February 10, 2000, filed as Exhibit
                                    10.65 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.66 Registration Rights Agreement between Tipperary Corporation and William I. Isaac, dated February 10, 2000, filed as Exhibit
                                    10.66 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.67 Registration Rights Agreement between Tipperary Corporation and William D. Kennedy, dated February 11, 2000, filed as
                                    Exhibit 10.67 to Form 10-Q for the
                                    quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.68 Registration Rights Agreement between Tipperary Corporation and James H. Marshall, dated February 9, 2000, filed as
                                    Exhibit 10.68 to Form 10-Q for the
                                    quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.69 Registration Rights Agreement between Tipperary Corporation and James F. Knott, dated February 9, 2000, filed as Exhibit
                                    10.69 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.70 Warrant to Purchase the Registrant's common stock dated February 9, 2000, issued to James H. Marshall, filed as Exhibit 10.70 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.71 Warrant to Purchase the Registrant's common stock dated February 9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

                           10.72 Purchase and Sale Agreement dated April 12, 2000, between Tipperary Oil & Gas Corporation as Seller and Nance Petroleum Corporation as Buyer, filed as Exhibit 10.72 to Form 8-K dated May 18, 2000 and incorporated herein by reference.

                           10.73 Purchase and Sale Agreement dated July 21, 2000, between Elisa A. Stoner as Seller and Tipperary Corporation as Buyer, filed herewith.

                           10.74 Registration Statement Agreement between Tipperary Corporation and Elisa A. Stoner dated July 21, 2000, filed herewith.

                           10.75 Purchase and Sale Agreement dated June 14, 2000, between Tipperary Oil & Gas Corporation as Seller, and Transrepublic Resources as Buyer, filed herewith.

                           10.76    Gas Supply Agreement between Tipperary Oil
                                    & Gas (Australia) Pty Ltd (ACN 077 536 871)
                                    and ENERGEX Retail Pty Ltd (ACN 078 849
                                    055) dated June 23, 2000. A portion of the exhibit has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K:

                  On May 18, 2000, the Company filed a Current Report on Form 8-K disclosing the receipt of net proceeds of approximately $12 million from domestic asset sales in connection with its plan to divest its U.S. conventional oil and gas properties and redirect its focus toward increasing reserves and production from coalbed methane properties.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Tipperary Corporation
                                          Registrant



Date:  August 14, 2000                   By: /s/ David L. Bradshaw
                                             ----------------------------------
                                             David L. Bradshaw, President,
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors




Date:  August 14, 2000                   By: /s/ Lisa S. Wilson
                                             ----------------------------------
                                             Lisa S. Wilson, Chief Financial
                                             Officer and Principal Accounting
                                             Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 3.11          Articles of Amendment of the Articles of Incorporation of
               Tipperary Corporation adopted January 25, 2000, filed as Exhibit
               3.11 to Form 10-Q for the quarterly period ended December 31,
               1999 and incorporated herein by reference.

 3.12          Statement of Resolution Establishing a Series of Shares dated
               December 23, 1999, filed as Exhibit 3.12 to Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference.

 4.66          Credit Agreement among Tipperary Corporation as Borrower,
               Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as
               Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of April 28, 2000, filed herewith.

10.60          Warrant to Purchase the Registrant's common stock dated December
               23, 1999, issued to Slough Estates USA Inc., filed as Exhibit
               10.60 to Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference.

10.61          Registration Rights Agreement between Tipperary Corporation and
               Slough Estates USA Inc., dated December 23, 1999, filed as
               Exhibit 10.61 to Form 10-Q for the quarterly period ended
               December 31, 1999 and incorporated herein by reference.

10.62          Purchase and Sale Agreement dated January 14, 2000, between Ray
               W. Williams as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.62 to Form 10-Q for the quarterly period ended
               March 31, 2000 and incorporated herein by reference.

10.63          Purchase and Sale Agreement dated January 14, 2000, between
               William I. Isaac as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.63 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.64          Purchase and Sale Agreement dated February 11, 2000, between
               William D. Kennedy as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.64 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.65          Registration Rights Agreement between Tipperary Corporation and
               Ray W. Williams, dated February 10, 2000, filed as Exhibit 10.65 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.66          Registration Rights Agreement between Tipperary Corporation and
               William I. Isaac, dated February 10, 2000, filed as Exhibit 10.66 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.67          Registration Rights Agreement between Tipperary Corporation and
               William D. Kennedy, dated February 11, 2000, filed as Exhibit
               10.67 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.68          Registration Rights Agreement between Tipperary Corporation and
               James H. Marshall, dated February 9, 2000, filed as Exhibit 10.68 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.69          Registration Rights Agreement between Tipperary Corporation and
               James F. Knott, dated February 9, 2000, filed as Exhibit 10.69 to
               Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.70          Warrant to Purchase the Registrant's common stock dated February
               9, 2000, issued to James H. Marshall, filed as Exhibit 10.70 to
               Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.71          Warrant to Purchase the Registrant's common stock dated February
               9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form
               10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.


10.72          Purchase and Sale Agreement dated April 12, 2000, between
               Tipperary Oil & Gas Corporation as Seller and Nance Petroleum
               Corporation as Buyer, filed as Exhibit 10.72 to Form 8-K dated
               May 18, 2000 and incorporated herein by reference.

10.73          Purchase and Sale Agreement dated July 21, 2000, between Elisa A.
               Stoner as Seller and Tipperary Corporation as Buyer, filed herewith.

10.74 Registration Statement Agreement between Tipperary Corporation and Elisa A. Stoner dated July 21, 2000, filed herewith.

10.75          Purchase and Sale Agreement dated June 14, 2000, between
               Tipperary Oil & Gas Corporation as Seller, and Transrepublic
               Resources as Buyer, filed herewith.

10.76          Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty
               Ltd (ACN 077 536 871) and ENERGEX Retail Pty Ltd (ACN 078 849
               055) dated June 23, 2000. A portion of the exhibit has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

11. Computation of per share earnings, filed herewith as Note 4 to the Consolidated Financial Statements.

27.            Financial Data Schedule.
