Form 10KSB40
period 2000-09-30
TIPPERARY CORP
filed 2000-12-29
CIK 98410

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934
       For the fiscal year ended September 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    -------------

       Commission file number 1-7796

                              TIPPERARY CORPORATION
           (Name of small business issuer as specified in its charter)

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

       Issuer's telephone number (303) 293-9379

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class            Name of each exchange on which registered
   ----------------------------        -----------------------------------------
   Common Stock, $.02 par value                 American Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year: $8,624,000

Aggregate market value of common stock held by non-affiliates of the registrant was $34,722,647, based on the closing price of $3.125 per share as of December 1, 2000.

Shares of the registrant's Common Stock outstanding as of December 1, 2000:
24,470,587 shares.

Documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed within 120 days after the fiscal year ended September 30, 2000 (Part III).

          Transitional Small Business Issuer Format   Yes       No   X
                                                          -----    -----

                                    PART I

              ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries ("Tipperary" or the "Company") are principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalbed methane properties, with its major producing property located in Queensland, Australia. Tipperary also holds exploration permits in Queensland and is involved in coalbed methane exploration in the United States through a project in the Hanna Basin of Wyoming. The Company seeks to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties.

Tipperary was organized as a Texas corporation in January 1967. The Company maintains its principal executive offices at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202. In addition, the Company leases office space at 950 Echo Lane, Suite 375, Houston, Texas 77024 and at Level 18, 307 Queen Street, Brisbane, Queensland 4000, Australia.

Tipperary recently announced that it has changed its fiscal year to a calendar year with a transition period beginning October 1, 2000 and ending December 31, 2000. References in this report to the Company's fiscal years are to those ended September 30.

BUSINESS ACTIVITIES

AUSTRALIA

The Company's exploration and development efforts, and the majority of its capital investment in recent years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia. The Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"), owns a 62.25% non-operating undivided interest in the project, which consists of Authority to Prospect ("ATP") 526 covering approximately 1,088,000 acres in the Bowen Basin. The government has granted five petroleum leases to date on ATP 526 which cover approximately 278,000 acres in the southern portion of the ATP known as the Fairview area. Applications have been filed for an additional eight petroleum leases in the northern portion of the ATP. The four-year term of ATP 526 expired on October 31, 2000. A renewal application has been submitted by the operator of the project, and it is currently being processed by the Queensland government. Based upon communications from the government and the substantial expenditures made on the project thus far, the Company expects to receive a renewal, although there is no such assurance.

As of September 30, 2000, the Company and the project's co-owners had drilled 36 wells on the project acreage, of which 26 wells were producing and 12 wells were connected to a pipeline system. TOGA has an interest in production and lease operating expenses of approximately 59% before payout and 52.9% after payout. Its net revenue interest, before burdens for contractual payment rights it has granted, is approximately 53% before payout and 47.61% after payout. TOGA makes payments of less than a 1% royalty interest to two previous interest owners from whom interests were acquired in 1997. TOGA also makes payments to its 10% shareholder and Tipperary's majority (54%) shareholder, Slough Estates USA, Inc. ("Slough"). The payment is calculated as a 7% royalty proportionately reduced (3.675% net revenue interest) on production from eight wells, the drilling for which Slough provided financing. After taking these contractual payments into account, TOGA's estimated net proved reserves from the Comet Ridge property as of September 30, 2000, were 265 billion cubic feet ("Bcf") of natural gas. The present value of TOGA's estimated future net revenues from the property, net of income taxes, totaled approximately $66 million, using a 10% discount rate.


The Company has been selling increasing volumes of gas from the Fairview area since February 1998 and is currently selling in excess of 5.5 million cubic feet ("MMcf") per day under two contracts with ENERGEX Retail Pty Ltd ("ENERGEX"), an electric and gas utility owned by the Queensland government. In the next few months, construction of a pipeline to connect producing wells in the southern portion of the Fairview area will result in increased sales volumes. The second ENERGEX contract, dated June 23, 2000, calls for delivery of increasing volumes over a five-year period of up to 10 - 15 MMcf per day by 2003, and contemplates a development drilling program to establish increased production. Certain other owners in the project have elected to participate in this contract, which has reduced TOGA's share to approximately 81% of the contract volumes.

On April 28, 2000, the Company entered into a financing arrangement with TCW Asset Management Company ("TCW") to provide project financing for a 20-well drilling program on the Comet Ridge project, which Tipperary proposed to the other working interest owners in July. The Company expects its proposed 20-well drilling program to begin during the first calendar quarter of 2001. The costs of the drilling program and terms of this financing agreement are discussed below under "Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 to the Consolidated Financial Statements.

In addition to the interest in the Comet Ridge program, the Company has exploration permits granted by the Queensland government that cover a total of
1.5 million acres on ATPs 655, 675 and 690. The Company began exploration with one well each on ATPs 655 and 675 during the quarter ended September 30, 2000, and expects to production test these wells and drill two more wells on these ATPs during 2001. Total capital expenditures in Australia during fiscal 2000 were approximately $10,740,000.

UNITED STATES

During fiscal 2000, the Company divested the majority of its United States oil and gas assets in connection with its redirection of focus toward coalbed methane operations, with the exclusion of its interest in the West Buna field in Jasper and Hardin counties of east Texas. The Company holds non-operating interests in 17 producing wells and undeveloped acreage in this field. Reserve volumes from this property as of September 30, 2000, include 2.9 Bcf of gas and 379,000 barrels of oil. The present value of estimated future net revenues from the property, net of income taxes totaled $10,179,000 as of September 30, 2000, using a 10% discount rate and oil and gas prices as of that date.

The Company used proceeds from the sale of domestic properties to eliminate bank debt, fund operations and to invest in ongoing and new capital projects. Tipperary acquired an interest in a new coalbed methane exploration project in the United States during fiscal 2000. A 49% working interest was purchased in a 38,000-acre project in the Hanna Basin of southern Wyoming from Barrett Resources Corporation, which is the operator. A pilot program to test and evaluate the area is well underway with seven wells drilled and completed. Tipperary and Barrett are currently conducting tests on data received thus far. Further dewatering and drilling will be required before the Company is able to determine whether this will be a commercially viable project.

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of September 30, 2000:

                                          Producing wells                                  Acreage
                                      Oil                 Gas                  Producing             Undeveloped
                             ----------------------------------------     -----------------------------------------
State/Country                  Gross      Net      Gross        Net         Gross      Net        Gross     Net
-------------                  -----      ---      -----        ---         -----      ---        -----     ---

Australia(1)                       -        -         26      15.43         9,633    5,715      268,700    159,415
Colorado(2)                        4      .67          -          -             -        -       67,845     62,295
Nebraska(2)                        8     1.70          -          -         1,560      334          640        123
Oklahoma                           -        -          -          -             -        -          956        820
Texas                              -        -         22       2.07         6,933      679          653         20
Wyoming(3)                         -        -          7          -             -        -       41,948     23,424
                              ------    -----       ----      -----       -------    -----     --------   --------
Total                             12     2.37         55      17.50       18,126     6,728     380,742    246,097
                              ======    =====       ====      =====       ======     =====     =======    =======

(1) The Company has interests in 26 producing wells in Australia of which 12 are connected to a pipeline system, while production from the remaining wells is being flared at the wellhead during the de-watering process. An additional seven wells are awaiting completion and/or connection to a gathering system. All of the wells are located in the Fairview area in the southern portion of ATP 526.

(2) All of the Company's oil and gas properties located in Colorado and Nebraska were sold effective October 1, 2000. The Company's domestic undeveloped leases have various primary terms ranging from one to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company.

(3) In order to maintain certain acreage held under leases related to the Hanna Draw project in Wyoming, the Company will be required to participate for its share of costs of a drilling commitment of ten wells to be drilled during the development phase of the project beginning September 1, 2001 and ending August 31, 2002. Options to extend the development phase for three years would require ten wells to be drilled each year. A total of 76 wells will have to be drilled to earn all of the acreage.

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled by the Company during fiscal 2000, 1999, and 1998 is as follows:

                                                 Australia           United States             Total
                                             -----------------    ------------------    ------------------
                                               Gross      Net        Gross      Net        Gross      Net
                                             --------  -------    ---------  -------    ---------  -------
September 30, 2000
     Wells drilled (productive)
         Exploratory                                -        -            1      .49            1      .49
         Development                                5     2.97            4      .24            9     3.21
                                            ---------  -------    ---------  -------    ---------  -------
     Total Wells Drilled                            5     2.97            5      .73           10     3.70
                                            =========  =======    =========  =======    =========  =======

September 30, 1999
     Wells drilled (productive)
         Exploratory                                -        -            -        -            -        -
         Development                                5     2.97            3      .01            8     2.80
                                            ---------  -------    ---------  -------    ---------  -------
     Total Wells Drilled                            5     2.97            3      .01            8     2.80
                                            =========  =======    =========  =======    =========  =======

September 30, 1998
     Productive wells drilled
         Exploratory                                -        -            4     1.52            4     1.52
         Development                                -        -            1      .05            1      .05
     Dry holes drilled (exploratory)                -        -            2     1.25            2     1.25
                                            ---------  -------    ---------  -------    ---------  -------
     Total wells drilled                            -        -            7     2.82            7     2.82
                                            =========  =======    =========  =======    =========  =======

PRODUCTION

The following table summarizes information regarding Tipperary's net gas and oil production for each of the fiscal years in the three year period ended September 30, 2000.

Australia                           Quantities Sold              Average Sales Price
---------                      ------------------------       ------------------------          Average
                                    Gas          Oil             Gas            Oil          Lifting Cost
                                 (Mcf) (1)      (Bbl)           (Mcf)          (Bbl)          Per Mcf (2)
                               ------------   ---------       ----------     ---------      --------------
       2000                     1,606,000             -        $    1.27             -         $     0.87
       1999                       904,000             -        $    1.32             -         $     0.96
       1998                       371,000             -        $    1.22             -         $     1.28

United States                       Quantities Sold              Average Sales Price
-------------                  ------------------------       ------------------------            Average
                                    Gas          Oil              Gas            Oil           Lifting Cost
                                  (Mcf)         (Bbl)            (Mcf)          (Bbl)             Per Mcf
                               ----------    ----------       ----------     ---------         -------------
       2000                       711,000       192,000        $    2.76     $   23.63         $      1.52
       1999                     1,183,000       352,000        $    1.68     $   13.15         $      1.13
       1998                     1,320,000       426,000        $    1.72     $   14.63         $      1.12

(1) Excludes the Company's share of total volumes produced but not sold from the Comet Ridge project in Queensland, Australia. Production of 594,000 Mcf during fiscal 2000, 462,000 Mcf during fiscal 1999 and 607,000 Mcf during fiscal 1998 was consumed in operations or flared at the wellhead from wells not connected to the gathering system and in the de-watering process.

(2) The average lifting cost per Mcf for gas sales from the Comet Ridge project Australia has decreased with increasing sales volumes. The Company believes that operating costs for this project can be further reduced and is currently involved in litigation with the operator of the project concerning this and other matters. See Note 12 to the Consolidated Financial Statements.

MAJOR CUSTOMERS AND SALES CONTRACTS

In Australia, the Company began selling gas under short-term gas contracts in February 1998. In September 1998, the Company entered into a five-year, fixed-price contract (adjusted for inflation) with ENERGEX Retail Pty Ltd (fka Allgas Energy Ltd) to supply up to approximately 5,500 Mcf of gas per day beginning in January 1999. A new five-year contract was entered into with ENERGEX effective June 1, 2000, calling for an increase in gas quantities being delivered under the first contract. The new contract provides for a higher fixed price (adjusted for inflation) and calls for increasing gas volumes up to a potential of 10-15 million cubic feet per day.

In the United States, the Company has sold its domestic oil and gas production to numerous purchasers, generally under short-term contracts. Tipperary had domestic sales in excess of 10% of total U.S. revenues to three unaffiliated oil and gas customers during fiscal 2000 totaling 48%, three unaffiliated oil and gas customers during fiscal 1999 totaling 45%, and three unaffiliated oil and gas customers during fiscal 1998 totaling 43%. In Australia, the Company is currently selling 100% of its gas to ENERGEX.

Since numerous purchasers compete to purchase both oil and gas from the Company's properties in both the United States and Australia, the Company does not believe that the loss of any single existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices.

As of September 30, 2000, the Company had sold most of its domestic oil and gas properties in connection with its plan to redirect the Company's focus and increase coalbed methane properties. See Note 3 to the Consolidated Financial Statements.

PRICING

Oil and natural gas prices are subject to significant fluctuations. Natural gas prices in the United States fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily upon worldwide supply and demand. The majority of the Company's domestic gas sales have been through "percentage of proceeds" contracts with gas processing plant owners, whereby the Company receives various percentages of both residue gas and plant liquids sales proceeds. Residue gas sold by the respective gas processing plant owner under these contracts may be sold at "spot" prices or longer term contract prices. The Company has used derivatives to hedge risks associated with the volatility of oil and gas prices. Due to the sale of its domestic oil and gas properties, none of the Company's production was hedged beyond March 2000. See the discussion of hedging activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

COMPETITION AND OTHER RISKS

Tipperary competes with a number of other potential purchasers for coalbed methane properties, many of which have greater financial and human resources than the Company. The ability of the Company to replace reserves sold and produced will be dependent on the Company's ability to develop its existing coalbed methane resources and/or select, acquire and develop a sufficient number of suitable coalbed methane properties.

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

PROVED OIL AND GAS RESERVES

Supplementary information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 2000, 1999 and 1998 is included in Note 14 to the Company's Consolidated Financial Statements herein. In fiscal 2000, information concerning portions of the Company's estimated proved oil and gas reserves was provided to the U.S. Department of Energy.

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

ENVIRONMENTAL MATTERS. The Company's business activities are subject to federal, state and local environmental laws and regulations. The existence of these regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. Costs of approximately $22,000, $25,000 and $30,000 were incurred in fiscal 2000, 1999 and 1998, respectively, to monitor environmental compliance issues.

AUSTRALIA REGULATIONS

COMMONWEALTH OF AUSTRALIA REGULATIONS. The regulation of the oil and gas industry in Australia is similar to that of the United States, in that regulatory controls are imposed at both the state and commonwealth levels. Specific commonwealth regulations impose environmental, cultural heritage and native title restrictions on accessing resources in Australia. These regulations are in addition to any state level regulations. Native title legislation was enacted in 1993 in order to provide a statutory framework for deciding questions such as where native title exists, who holds native title and the nature of native title which were left unanswered by a 1992 Australian High Court ("Court") decision. The Commonwealth and Queensland State governments have passed amendments to this legislation to clarify uncertainty in relation to the evolving native title legal regime in Australia created by the decision in a 1996 Court case. Each authority to prospect, petroleum lease and pipeline license must be examined individually in order to determine validity and native title claim vulnerability.

STATE OF QUEENSLAND REGULATIONS. The regulation of exploration and recovery of oil and gas within Queensland is governed by state-level legislation. This legislation regulates access to the resource, construction of pipelines and the royalties payable. There is also specific legislation governing cultural heritage, native title and environmental issues. Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the Environmental Protection Act and any tenure condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The cost to comply with the foregoing regulations cannot be estimated at this time, although management believes that costs will not be material and will not significantly hinder or delay the Company's plans in Australia.

AUSTRALIA CRUDE OIL AND GAS MARKETS. The Australia and Queensland onshore crude oil and gas markets are not regulated. However, a national regulatory framework for the natural gas market in Australia has commenced its roll out (on a state by state basis), with Queensland expected to implement legislative changes in the year 2001. The National Gas Access Regime (the "Regime") is being developed by a group of government and oil and gas industry representatives. Among the objectives of the Regime are to provide a process for establishing third party access to natural gas pipelines, to facilitate the development and operation of a national natural gas market, to promote a competitive market for gas in which customers are able to choose their supplier, and to provide a right of access to transmission and distribution networks on fair and reasonable terms and conditions. The Company cannot currently ascertain the impact of the Regime but believes it should benefit the Company.

EMPLOYEES

At September 30, 2000, the Company employed 13 persons on a full-time basis, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3. LEGAL PROCEEDINGS

Information concerning material legal proceedings involving the Company is included in Note 12 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 16, 1992. As of December 1, 2000, there were approximately 1,900 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

                                                  Fiscal                             Fiscal
         Quarter ended                             2000                               1999
         -------------                      ------------------                  -----------------
                                              High         Low                    High        Low
                                              ----         ---                    ----        ---
         December 31                         $1.63       $1.00                   $2.13      $0.88
         March 31                            $4.06       $1.19                   $1.88      $0.69
         June 30                             $3.69       $2.13                   $1.94      $0.56
         September 30                        $4.25       $3.25                   $1.63      $1.00

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain any earnings to provide funds for operations and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in the Company's production volumes, worldwide supply and demand which affect commodity prices for oil and gas, the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, the ability of the Company to obtain financing for its proposed activities, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and Australia, as well as conditions in the capital markets.

GENERAL

At September 30, 2000, estimates of Tipperary's total proved oil and gas reserves were 379,000 barrels and 268 Bcf, respectively. Using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, total discounted (10%) future after tax net cash flows were estimated to be $75,874,000. Proved oil and gas reserves in the United States decreased by 2,076,000 barrels and 6,879 MMcf, respectively, from September 30, 1999 reserves calculated using prices then in effect, due to the Company's domestic asset sales. The estimated discounted (10%) future after-tax net cash flows from remaining U.S. properties was $10,179,000 as of September 30, 2000. Proved gas reserves from the Comet Ridge project in Australia increased 134 Bcf from those at September 30, 1999, as a result of development drilling during the year, acquisitions of additional interests in the project, and from revisions of previous estimates.

LIQUIDITY AND CAPITAL RESOURCES

For the three years ended September 30, 2000, the Company's primary sources of liquidity have been debt and equity financing and sales of producing properties. During this period, Tipperary used these cash flows primarily to pay off outstanding bank debt and for exploration and development operations including the acquisition of additional interests in the Comet Ridge project in Queensland, Australia. Remaining funds were invested in domestic properties, most notably in the Hanna Draw coalbed methane project in Wyoming, and in other minor development drilling and exploration activities.

With the substantial reduction in cash flow from operations following the sale of a majority of the Company's U.S. producing oil and gas assets during fiscal 2000, there is not sufficient cash flow from operations to support Tipperary's overhead and other ongoing cash needs over the next fiscal year. In addition, the Company's cash on hand will not be sufficient to cover anticipated capital expenditures in excess of those to be financed by TCW Asset Management Company ("TCW"), discussed below. The Company is evaluating various transactions which would enable it to meet the aforementioned cash funding needs, including additional debt financing, sales of common stock and asset sales. Slough will increase its equity ownership in Tipperary, if required to meet Tipperary's cash flow requirements.

During fiscal 2000, financing transactions provided cash inflows of almost $14,000,000. Total borrowings of $1,585,000 were received from Slough Estates USA Inc. in connection with the December 1998 Comet Ridge financing arrangement. Slough also provided equity proceeds of $10,000,000 in connection with the transaction that closed on December 23, 1999, and included $1,776,000 of value assigned to warrants Slough received to acquire 1,200,000 shares of common stock at $2.00 per share. See Note 2 to the Consolidated Financial Statements. The Company incurred financing costs of $111,000 related to this equity financing transaction. Tipperary also received $2,400,000 from the sale of stock and issuance of warrants to two individual investors in connection with financing the acquisition of additional interests in the Comet Ridge project. Net of expenses of sale, the Company received approximately $17,000,000 from the sale of conventional oil and gas assets in the U.S. during the fiscal year ended September 30, 2000. See Note 3 to the Consolidated Financial Statements.

During fiscal 2000, Tipperary used proceeds of $4,000,000 from the Slough financing transaction to reduce bank debt from $11,800,000 to $7,800,000 and then eliminated the remaining bank debt in May with funds from the sale of domestic oil and gas assets. The Company paid Slough a $79,000 dividend on the convertible preferred stock it held prior to conversion into common stock on February 29, 2000. Tipperary also made principal payments to Slough of $238,000 under the Comet Ridge financing facility. See Note 2 to the Consolidated Financial Statements.

Remaining funds have been invested primarily in coalbed methane exploration and development activities in the Comet Ridge project in Queensland, Australia and in the Hanna Draw project in Wyoming. Capital expenditures in Australia included the acquisition of additional interests in the Comet Ridge project for approximately $3,300,000 in cash and 1,463,000 shares of the Company's common stock valued at $2,911,000. Other capital expenditures in Australia included approximately $1.4 million of drilling and completion costs associated with an eight-well drilling program on the Comet Ridge project, which began in fiscal 1999, and $1.3 million of drilling costs for a seven-well drilling program commenced during 2000. Tipperary spent an additional $1.4 million for other ongoing capital expenditures on the Comet Ridge project and approximately $500,000 for initial exploration activities on two if its own ATPs, including the commencement of drilling of one well each on ATP 655 and ATP 675.

Domestic capital expenditures totaled $2.3 million dollars of which approximately $1,300,000 was expended for acquisition and drilling costs of a coalbed methane exploration project in the Hanna Basin in Wyoming in which the Company owns a non-operated 49% working interest. Additionally, the Company incurred approximately $400,000 in acquisition costs for undeveloped acreage in Colorado. The remainder of the total capital expenditures was incurred in connection with various other oil and gas development projects including activities in the West Buna area in east Texas, and for other corporate expenditures.

During fiscal 1999, the Company received proceeds of $10,872,000 from debt and equity financing provided by Slough. A portion of the funding was used to reduce bank debt by $4.7 million to $11.8 million. Remaining proceeds funded capital expenditures of approximately $6.2 million in Australia and in the United States. Australia expenditures totaled $5.6 million and included $2.2 million expended for the eight-well drilling program in the Comet Ridge area and $900,000 for inventory and the construction of gathering facilities. Tipperary incurred $2.5 million for other development drilling and exploration activities including seismic data gathering operations. The remaining capital expenditures of $698,000 related primarily to domestic oil and gas operations.

During fiscal 1998, the Company increased its bank debt by $2,656,000 to $16.5 million and secured additional loans from Slough in the amount of $400,000. Proceeds were also generated by the sale of producing properties and stock issuances in the amount of $1,456,000 and $190,000, respectively. These proceeds, along with operating cash flows were used to fund capital expenditures of $8,033,000. Approximately $4,950,000 was expended for the acquisition of an additional interest in and funding further development of the Comet Ridge coalbed methane project. The Company acquired the additional 5% interest in the project for $3,200,000 and incurred the remaining $1,750,000 for gas gathering and compression and other capital expenditures. Domestic capital expenditures of $3,083,000 in fiscal 1998 included exploration and development costs of $2,305,000, non-producing leasehold costs of $733,000 and other capital expenditures of approximately $45,000.

Outstanding loan balances due Slough at September 30, 2000, included a corporate loan in the amount of $6,500,000 and a project-financing loan of $4,486,000 for the eight-well drilling program on the Comet Ridge project. Interest is due quarterly on the $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 10.16% at September 30, 2000. Subsequent to September 30, 2000, Slough loaned the Company an additional $1,000,000 for working capital and general purposes. Tipperary replaced the $6.5 million note with a new note for $7.5 million due and payable March 31, 2003. The unpaid principal balance of the Comet Ridge project financing bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and equal to 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company also pays a finance charge of 7% of gross proceeds received from sales from the Fairview #1 through #20 wells until the loan is repaid in full and 7% of gross proceeds received from sales from eight wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges, is due and payable November 22, 2002, but the Company expects to repay this loan within the next few months using proceeds in connection with new project financing from TCW discussed below.

On April 28, 2000, the Company entered into a credit agreement with TCW ("Credit Agreement") that provides a borrowing facility of up to $17 million upon the satisfaction of certain conditions. An initial loan advance of up to $6 million will be used to repay the existing Comet Ridge project financing loan due to Slough with the balance to be used for lender-approved purposes. Additional loan advances of up to $11 million have been made available to finance a 20-well drilling program on the Comet Ridge project. Tipperary's share of the total loan facility is $12,848,000, including $6,848,000 for its share of estimated costs for the drilling program. No other Comet Ridge project owners have elected to participate in the financing. The estimated $11 million of financing for the drilling program is based on the costs estimated by Tipperary and TCW to drill 20 wells and connect these new wells and four existing wells to the existing gathering system. Tipperary proposed the 20-well drilling program to the other owners in July 2000 and estimated the cost at $10,325,000. The Company recently received Authorities for Expenditure ("AFEs") from the Operator with estimated costs of $15 million. If the operator is unable to reduce its estimated costs, Tipperary's share of the

$4,000,000 in excess of financing from TCW, or almost $2,500,000, will have to be funded from other sources, as Tipperary does not have internal sources of capital at this time to cover increased drilling and completion costs. With the approval of TCW, the working capital available from the initial $6 million funding may be used to cover a portion of any excess capital costs.

The obligation to repay the TCW advances and accrued interest will be evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to Tipperary's share of a 6% overriding royalty from gross project revenues. Upon payment of the loan in full, TCW has the option to sell to Tipperary, and Tipperary has the right to purchase from TCW, this interest at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments on the TCW financing will be due quarterly in an amount equal to the greater of a percentage of cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance on the notes is due and payable in full on March 30, 2006. As of September 30, 2000, no advances had been made under this Credit Agreement. The Company has received the first cash call for the 20-well drilling program and expects to obtain the initial funding from TCW under the Credit Agreement in early 2001.

Tipperary has used derivatives to hedge a portion of its crude oil and natural gas production from U.S. properties. The Company has in recent years hedged portions of its crude oil sales primarily through swap agreements with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price but retains 50% of price increases above the floor. During fiscal 2000, the Company hedged a total of 45,000 barrels (approximately 23%) of its oil production. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 2000, 1999 and 1998 were ($285,000), ($200,000), and $507,000, respectively. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. None of the Company's production is currently hedged.

Subsequent to September 30, 2000, Tipperary entered into a foreign exchange contract to purchase 1,599,800 Euros for approximately US $1,397,000. The Company is currently assessing the impact this hedge will have, if any, on its results of operation and financial position. See Note 1 to the Consolidated Financial Statements. The 01,599,800 will be used to acquire a drilling rig to be shipped from Italy to Australia toward the end of the first quarter of calendar 2001. Tipperary issued a letter of credit to the manufacturer of the rig for this amount. The letter of credit secured by US $1,450,000 in restricted cash deposited into a collateral account. The Company has also entered into an agreement with a drilling contractor in Queensland, Australia to lease the rig from the Company ("Lease Agreement"). The terms of the Lease Agreement provide that the lessee will use the rig to drill on Tipperary's ATPs as well as on ATP 526 for Tipperary's proposed 20-well drilling program discussed above. To the extent the rig is not being used for the Company's drilling activities, it may, with Tipperary's consent, be used by the lessee to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well. No interest or finance charge accrues on the lease, but the Company will benefit from reduced costs to drill each well through a turnkey drilling contract. In the case of drilling on the Comet Ridge project, the Company's co-owners will receive their proportionate share of the cost reduction. The lessee also received a two-year option to buy the rig and related equipment at Tipperary's net cost.

The Company does not expect to pay income taxes in the near term. In the United States, the utilization of net operating loss carryforwards will reduce the Company's effective federal tax rate from approximately 35% to approximately 2% in years when the Company generates taxable income. The carryforwards total approximately $29 million as of September 30, 2000, and expire over the period from fiscal 2001 through fiscal 2020. This carryforward total includes $4.8 million that will expire unutilized with the change in the Company's accounting period. The Company has not generated taxable income in Australia and with its loss carryforwards does not expect to generate taxable income in Australia in the near term. The Company has recorded a $13.9 million asset for the future benefit of its carryforwards and other tax benefits. As of September 30, 2000, this asset was completely offset by a valuation allowance based upon management's projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends will likely require periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in the allowance is appropriate. See Note 11 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the Fiscal Years Ended September 30, 2000 and 1999

Unless otherwise indicated, all of the discussion in this section first discusses fiscal 2000 and compares it to fiscal 1999.

The Company reported net income of $43,000 versus a net loss of $9,295,000. The income in fiscal 2000 included a $3,957,000 gain on domestic property sales, a $1,573,000 non-cash write-down of the Company's deferred tax asset, and a $557,000 non-cash impairment of prepaid drilling costs. The loss in fiscal 1999 included a $5,727,000 non-cash write-down of domestic oil and gas properties. The gross profit from oil and gas sales increased $1,057,000, or 32% to $4,391,000 from $3,334,000. The increase was due to higher prices received from sales of domestic production and increased sales volumes from the Comet Ridge project in Australia.

Operating revenues increased $703,000, or 9%, to $8,624,000 from $7,921,000. Gas sales in Australia from the Company's interest in the Comet Ridge project increased $842,000 to $2,033,000 as compared to $1,191,000. Volumes sold in Australia increased 78% to 1,606,000 Mcf from 904,000 Mcf, contributing $926,000 to current year revenue. The U.S. dollar equivalent gas prices received decreased 4% to $1.27 from $1.32, decreasing revenue $84,000, due to a decrease in the value of the Australian dollar against the U.S. dollar. Offsetting the effective price decrease was an increase in sales volumes from new wells drilled and connected to the Comet Ridge gathering system in fiscal 2000.

While volumes sold from the Company's U.S. properties decreased significantly due to producing property sales, domestic revenues declined only 2%, or $120,000 to $6,500,000 from $6,620,000, due to substantial increases in oil and gas prices. Oil volumes decreased 160,000 barrels, or 45%, to 192,000 barrels versus 352,000 barrels, decreasing revenues by $2,106,000. Domestic gas volumes decreased 472,000 Mcf, or 40%, to 711,000 Mcf as compared to 1,183,000 Mcf, resulting in a $792,000 revenue decrease. Average oil prices increased 80% to $23.63 per barrel from $13.15 per barrel, resulting in a $2,013,000 revenue increase. Prices received by the Company for domestic gas sales increased 64% to $2.76 per Mcf from $1.68 per Mcf, increasing revenue $765,000. Other domestic operating income, including saltwater disposal, decreased $25,000.

Operating expenses decreased $354,000, or 8%, to $4,233,000 from $4,587,000. Operating expenses attributable to the Comet Ridge project increased $535,000, or 61%, to $1,405,000 from $870,000. While the Company reported higher operating expenses, the average lifting cost for the Comet Ridge project decreased 9%, to $.87 per Mcf from $.96 per Mcf due to significantly increased sales volumes. Tipperary believes that operating and capital expenditures for the Comet Ridge project should be substantially reduced and is in litigation with the operator of the project concerning this and other matters. See Note 12 to the Consolidated Financial Statements.

Operating expenses attributable to domestic properties decreased $889,000, or 24% to $2,828,000 from $3,717,000 due to the property sales.

General and administrative expenses increased $1,470,000, or 65%, to $3,732,000 from $2,262,000, primarily due to costs associated with litigation regarding the Comet Ridge project.

Depreciation, depletion and amortization ("DD&A") expense decreased $2,063,000, or 65%, to $1,091,000 from $3,154,000. The decrease was attributable to reduced capital costs in the Company's full cost pool resulting from domestic asset sales and the suspension of DD&A during the period the full cost pool assets were held for sale. Increased sales from the Comet Ridge project caused a $152,000 (29%) increase in DD&A expense attributable to the Australia full cost pool to $685,000 from $533,000. Depletion rates per equivalent barrel of domestic production for the years ended September 30, 2000 and 1999 were $3.43 and $4.51, respectively. The rate of depletion per Mcf of production in Australia was $0.29 for the year ended September 30, 2000 and $0.30 for fiscal 1999.

At September 30, 2000, Tipperary recorded a $557,000 impairment of prepaid drilling costs for prepayments that had been outstanding for over 90 days. When the Company pays cash calls for drilling costs and other capital expenditures, payments are recorded as a current asset until the work is completed, at which time the costs are transferred to the full cost pool. As of September 30, 2000, there were prepayments to the operator of the Comet Ridge project that had been included in current assets for over 90 days. Because the Company was unable to obtain assurance from the operator that the work will either be completed in the near term or the payments refunded, Tipperary wrote off these prepayments and recorded the impairment charge. To the extent and at the time that the work is ultimately performed or the funds are returned, the Company will record an asset (property, plant and equipment or cash) and include the amount in income.

As indicated above, Tipperary is in litigation with the operator of the Comet Ridge project. See Note 12 to the Consolidated Financial Statements.

Interest expense increased $29,000, or 2%, to $1,662,000 from $1,633,000. The increase was primarily attributable to higher interest rates. See Note 8 to the Consolidated Financial Statements. Interest income increased $96,000, or 738%, to $109,000 from $13,000. The increase was due to increased average balances of cash and cash equivalents.

Foreign currency exchange losses of $166,000 in fiscal 2000 resulted from the decrease in the U.S. dollar value of revenues received in Australian currency for coalbed methane gas sales from the Comet Ridge project. Gains of $19,000 were recorded in fiscal 1999.

Deferred income tax expense of $1,573,000 in fiscal 2000 resulted from a write-off of the net deferred tax asset. See Note 10 to the Consolidated Financial Statements.

Comparison of the Fiscal Years Ended September 30, 1999 and 1998

Unless otherwise indicated, all of the discussion in this section first discusses fiscal 1999 and compares it to fiscal 1998.

The Company reported a net loss of $9,295,000 versus a net loss of $6,398,000. The 1999 loss included a $5,727,000 non-cash write-down of domestic oil and gas properties, whereas the 1998 loss reflected $1,399,000 and $1,618,000 non-cash write-downs of domestic properties and the deferred tax asset, respectively, and a $422,000 write-down of deferred financing costs. The loss without these write-downs increased by $609,000. The gross profit from oil and gas sales decreased $793,000 or 19% to $3,334,000 from $4,127,000. The decrease was due to lower domestic oil and gas volumes produced and prices received.

Operating revenues decreased $1,161,000, or 13%, to $7,921,000 from $9,082,000.
Domestic revenues declined $1,874,000, or 22% to $6,620,000, from $8,494,000.
Oil volumes decreased 74,000 barrels, or 17%, to 352,000 barrels from 426,000 barrels, decreasing revenues by $1,070,000. Domestic gas volumes decreased 137,000 Mcf, or 10%, to 1,183,000 Mcf from 1,320,000 Mcf, resulting in a
$236,000 decrease in revenues. Reduced oil and gas volumes sold resulted from naturally declining production rates and from production shut-in or curtailed in response to low product prices seen throughout most of fiscal 1999. Average oil prices per barrel decreased 10% to $13.15 from $14.63, resulting in a $521,000 revenue decrease. Prices received for domestic gas sales decreased 2% to $1.68 per Mcf from $1.72 per Mcf, causing revenue decreases of $47,000. Other domestic income, including saltwater disposal, decreased $26,000.

Significant increases in revenues from the Comet Ridge project offset some of the domestic revenue declines. The sales revenue in Australia increased $739,000 to $1,191,000 from $452,000. Volumes sold in Australia increased 533,000 Mcf, or 144% to 904,000 Mcf from 371,000 Mcf, contributing $650,000 to revenue increases. The U.S. dollar equivalent of gas prices received increased 8% to $1.32 per Mcf from $1.22 per Mcf, resulting in an increase in revenues of $89,000. The revenue increase from the Comet Ridge project was attributable to a full year of sales in fiscal 1999 compared to eight months of sales in fiscal 1998, increasing levels of volumes sold during fiscal 1999 and to a favorable increase in exchange rates.

Operating expenses decreased $366,000, or 7%, to $4,587,000 from $4,953,000. Operating expenses attributable to domestic properties decreased $760,000, or 17%, to $3,717,000 from $4,477,000. The decrease was attributable to reduced operating expenses for wells on which production was shut in or curtailed. Reduced sales volumes contributed to an increase of 1% in the average lifting costs per equivalent barrel of production to $6.77 from $6.73.

Operating expenses attributable to the Comet Ridge project increased $394,000, or 83%, to $870,000 from $476,000. While the Company reported higher operating expenses, the average lifting cost for the Comet Ridge project decreased 25%, to $.96 per Mcf from $1.28 per Mcf due to significantly increased sales volumes.

General and administrative expenses increased $492,000, or 28%, to $2,262,000 from $1,770,000, primarily due to litigation costs associated with the Comet Ridge project.

Depreciation, depletion and amortization ("DD&A") expense decreased $820,000, or 21%, to $3,154,000 from $3,974,000. The decrease was attributable to a lower DD&A rate per equivalent barrel for domestic production resulting from the write-down of the full cost pool effective December 31, 1998. A longer economic reserve life based on increased product prices also contributed to the rate decrease. DD&A expense related to the Company's Australia full cost pool increased $276,000, or 107%, to $533,000 from $257,000, as a result of increased sales from the Comet Ridge project.

Interest expense increased $279,000, or 21%, to $1,633,000 from $1,354,000. The increase was primarily attributable to an increase in debt and to higher interest rates. Interest income decreased $18,000, or 58%, to $13,000 from $31,000. The decrease was due to a decrease in the average balance of cash and cash equivalents.

Foreign currency exchange gains of $19,000 in fiscal 1999 resulted from increases in exchange rates applied to payments received in Australian currency for coalbed methane gas sales from the Comet Ridge project. Losses of $21,000 were recorded in the prior fiscal year.

No income tax benefit or expense was recognized in fiscal 1999. Income tax expense of $1,618,000 for fiscal 1998 resulted from an increase in the deferred tax asset valuation allowance. The increase in the valuation allowance was attributable to a decrease in oil and gas prices during fiscal 1998.

ITEM 7. FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements and supplementary financial data follow page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

The Company hereby undertakes on or before 120 days after September 30, 2000, to file with the Commission a Definitive Proxy Statement pursuant to Regulation 14A with respect to the Company's Annual Meeting of Shareholders, which Proxy Statement will contain the information required by Part III, Items 9 through 12. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of the report:

      For a list of financial statements and financial statement schedules, see "Index to Consolidated Financial Statements" which is part of the Financial Statements and Supplementary Data which follow page 17 and are incorporated herein by reference.

(b) During the last quarter of the Company's fiscal year ended September 30, 2000, the Company filed no reports on Form 8-K.

(c)   Exhibits:

      For a list of exhibits, see "Exhibits" which follows page 14 and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIPPERARY CORPORATION



Date     December 29, 2000              By /s/ David L. Bradshaw
     ---------------------------           -------------------------------------
                                           David L. Bradshaw, President,
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David L. Bradshaw
---------------------------------          President, Chief Executive Officer                     December 29, 2000
David L. Bradshaw                          and Chairman of the Board of Directors

/s/ Lisa S.  Wilson
---------------------------------          Chief Financial Officer and                            December 29, 2000
Lisa S.  Wilson                            Principal Accounting Officer

/s/ Kenneth L. Ancell
---------------------------------          Executive Vice President - Corporate                   December 29, 2000
Kenneth L. Ancell                          Development and Director

/s/ Eugene I. Davis
---------------------------------          Director                                               December 29, 2000
Eugene I. Davis

/s/ Douglas Kramer
---------------------------------          Director                                               December 29, 2000
Douglas Kramer

/s/ Marshall D. Lees
---------------------------------          Director                                               December 29, 2000
Marshall D. Lees

/s/ Charles T. Maxwell
---------------------------------          Director                                               December 29, 2000
Charles T. Maxwell

/s/ D. Leroy Sample
---------------------------------          Director                                               December 29, 2000
D. Leroy Sample

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

 3.11 Articles of Amendment of the Articles of Incorporation of Tipperary Corporation adopted January 25, 2000, filed as Exhibit
              3.11 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

 3.12         Statement of Resolution Establishing a Series of Shares dated
              December 23, 1999, filed as Exhibit 3.12 to Form 10-QSB for the quarterly period ended December 31, 1999 and incorporated herein by reference.

 4.57 Promissory Note dated August 31, 1998, in the amount of $1,000,000 between Registrant and Slough Estates USA Inc., filed as Exhibit
              4.57 to Form 10-K dated September 30, 1998 and incorporated herein by reference.

 4.58         Promissory Note dated December 22, 1998, in the amount of
              $5,500,000 issued by the Registrant to Slough Estates USA Inc., filed as Exhibit 4.58 to Form 10-Q for the quarterly period ended
              December 31, 1998 and incorporated herein by reference.

 4.59 Loan Agreement Promissory Note dated December 22, 1998, in the amount of $6,000,000 between Registrant and Slough Estates USA
              Inc., filed as Exhibit 4.59 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.60 Security Agreement dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.60 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.61 Pledge of Stock dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.61 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.62         Second Amendment of Subordination Agreement dated December 22,
              1998, between Slough Estates USA Inc., and US Bank, N.A. f/k/a
              Colorado National Bank, filed as Exhibit 4.62 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.63 Promissory Note dated March 11, 1999, in the amount of $6,500,000 issued by Registrant to Slough Estates USA Inc., filed as Exhibit
              4.63 to Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

 4.64 Third Amendment of Subordination Agreement dated March 11, 1999, between Slough Estates USA Inc., and US Bank National Association f/k/a Colorado National Bank, filed as Exhibit 4.64 to Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

 4.65         Amendment to Security Agreement dated March 11, 1999, between the
              Registrant and Slough Estates USA Inc., filed as Exhibit 4.65 to
              Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

Number        Description
------        -----------
 4.66         Credit Agreement among Tipperary Corporation as Borrower,
              Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as
              Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of April 28, 2000, filed as Exhibit 4.66 to Form
              10-QSB for the quarterly period ended June 30, 2000 and
              incorporated herein by reference.

10.51         Tipperary Corporation 1997 Long-Term Incentive Plan filed as
              Exhibit A to the Registrant's Proxy Statement for its Annual
              Meeting of Shareholders held on January 28, 1997, filed as Exhibit
              10.51 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.58         Warrant to Purchase the Registrant's common stock dated December
              22, 1998, issued to Slough Estates USA Inc., filed as Exhibit
              10.58 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

10.59         Subscription Agreement to purchase Registrant's common stock dated
              December 22, 1998, between Registrant and Slough Estates USA Inc., filed as Exhibit 10-59 to Form 10-Q for the quarterly period ended
              December 31, 1998 and incorporated herein by reference.

10.60         Warrant to Purchase the Registrant's common stock dated December
              23, 1999, issued to Slough Estates USA Inc., filed as Exhibit
              10.60 to Form 10-QSB for the quarterly period ended December 31, 1999 and incorporated herein by reference.

10.61         Registration Rights Agreement between Tipperary Corporation and
              Slough Estates USA Inc., dated December 23, 1999, filed as Exhibit
              10.61 to Form 10-QSB for the quarterly period ended December 31, 1999 and incorporated herein by reference.

10.62         Purchase and Sale Agreement dated January 14, 2000, between Ray W.
              Williams as Seller and Tipperary Corporation as Buyer, filed as
              Exhibit 10.62 to Form 10-QSB for the quarterly period ended March
              31, 2000 and incorporated herein by reference.

10.63         Purchase and Sale Agreement dated January 14, 2000, between
              William I. Isaac as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.63 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.64         Purchase and Sale Agreement dated February 11, 2000, between
              William D. Kennedy as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.64 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.65         Registration Rights Agreement between Tipperary Corporation and
              Ray W. Williams, dated February 10, 2000, filed as Exhibit 10.65 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.66         Registration Rights Agreement between Tipperary Corporation and
              William I. Isaac, dated February 10, 2000, filed as Exhibit 10.66 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.67         Registration Rights Agreement between Tipperary Corporation and
              William D. Kennedy, dated February 11, 2000, filed as Exhibit
              10.67 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

Number        Description
------        -----------
10.68         Registration Rights Agreement between Tipperary Corporation and
              James H. Marshall, dated February 9, 2000, filed as Exhibit 10.68 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.69         Registration Rights Agreement between Tipperary Corporation and
              James F. Knott, dated February 9, 2000, filed as Exhibit 10.69 to
              Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.70         Warrant to Purchase the Registrant's common stock dated February
              9, 2000, issued to James H. Marshall, filed as Exhibit 10.70 to
              Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.71         Warrant to Purchase the Registrant's common stock dated February
              9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form
              10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.72         Purchase and Sale Agreement dated April 12, 2000, between
              Tipperary Oil & Gas Corporation as Seller and Nance Petroleum
              Corporation as Buyer, filed as Exhibit 10.72 to Form 8-K dated May
              18, 2000 and incorporated herein by reference.

10.73         Purchase and Sale Agreement dated July 21, 2000, between Elisa A.
              Stoner as Seller and Tipperary Corporation as Buyer, filed as
              Exhibit 10.73 to Form 10-QSB for the quarterly period ended June
              30, 2000 and incorporated herein by reference.

10.74         Registration Statement Agreement between Tipperary Corporation and
              Elisa A. Stoner dated July 21, 2000, filed as Exhibit 10.74 to
              Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.75         Purchase and Sale Agreement dated June 14, 2000, between Tipperary
              Oil & Gas Corporation as Seller, and Transrepublic Resources as
              Buyer, filed as Exhibit 10.75 to Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.76         Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty
              Ltd (ACN 077 536 871) and ENERGEX Retail Pty Ltd (ACN 078 849 055) dated June 23, 2000, filed as Exhibit 10.763 to Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Report of Independent Accountants                                   F-2

Consolidated Balance Sheets
      September 30, 2000 and 1999                                   F-3

Consolidated Statements of Operations
      Years ended September 30, 2000, 1999 and 1998                 F-4

Consolidated Statements of Stockholders' Equity
      Years ended September 30, 2000, 1999 and 1998                 F-5

Consolidated Statements of Cash Flows
      Years ended September 30, 2000, 1999 and 1998                 F-6

Notes to Consolidated Financial Statements                          F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tipperary Corporation

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at September 30, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP


Denver, Colorado
December 22, 2000

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 2000 and 1999
                                 (in thousands)

                                                                 2000          1999
                                                              ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                                $   5,897      $     430
     Receivables                                                  1,515          1,525
     Inventory                                                       --            209
     Prepaid drilling costs                                       2,239             --
     Other current assets                                           340            899
                                                              ---------      ---------
         Total current assets                                     9,991          3,063
                                                              ---------      ---------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method                    63,342        136,562
     Other property and equipment                                 1,039          2,402
                                                              ---------      ---------
                                                                 64,381        138,964

Less accumulated depreciation, depletion and amortization       (22,176)       (95,642)
                                                              ---------      ---------
     Property, plant and equipment, net                          42,205         43,322
                                                              ---------      ---------

Noncurrent portion of deferred income taxes, net                     --          1,573
Other noncurrent assets                                             350             47
                                                              ---------      ---------
                                                              $  52,546      $  48,005
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes payable - related party         $     353      $     174
     Accounts payable                                             2,137          1,780
     Accrued liabilities                                            397            592
     Production taxes payable                                        58             46
     Royalties payable                                              205            201
                                                              ---------      ---------
         Total current liabilities                                3,150          2,793
                                                              ---------      ---------

Long-term debt                                                       --         11,800
Long-term notes payable - related party                          10,633          9,465
Commitments and contingencies (Note 12)

Minority interest                                                   128            495

Stockholders' equity
     Preferred stock:
         Cumulative, $1.00 par value.  Authorized
              10,000,000 shares; none issued                         --             --
         Non-cumulative, $1.00 par value.  Authorized
              10,000,000 shares; none issued                         --             --
     Common stock; par value $.02; 50,000,000 shares
         authorized; 24,480,185 issued and 24,470,587
         outstanding in 2000; 15,161,755 issued and
         15,152,157 outstanding in 1999                             490            303
     Capital in excess of par value                             123,009        107,977
     Accumulated deficit                                        (84,839)       (84,803)
     Treasury stock, at cost; 9,598 shares                          (25)           (25)
                                                              ---------      ---------
         Total stockholders' equity                              38,635         23,452
                                                              ---------      ---------
                                                              $  52,546      $  48,005
                                                              =========      =========

          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended September 30, 2000, 1999 and 1998
                      (in thousands, except per share data)

                                                               2000         1999         1998
                                                            --------      --------      --------
Revenues                                                    $  8,624      $  7,921      $  9,082
Costs and expenses
     Operating                                                 4,233         4,587         4,953
     General and administrative                                3,732         2,262         1,770
     Depreciation, depletion and amortization                  1,091         3,154         3,974
     Impairment of prepaid drilling costs                        557            --            --
     Write-down of oil and gas properties                         --         5,727         1,399
     Write-down of deferred financing costs                       --            --           422
                                                            --------      --------      --------

         Total costs and expenses                              9,613        15,730        12,518
                                                            --------      --------      --------
         Operating loss                                         (989)       (7,809)       (3,436)
                                                            --------      --------      --------
Other income (expense):
     Interest income                                             109            13            31
     Interest expense                                         (1,662)       (1,633)       (1,354)
     Gain on disposal of assets held for sale                  3,957            --            --
     Foreign currency exchange gain (loss)                      (166)           19           (21)
                                                            --------      --------      --------

         Total other income (expense)                          2,238        (1,601)       (1,344)
                                                            --------      --------      --------

Income (loss) before income taxes                              1,249        (9,410)       (4,780)
                                                            --------      --------      --------
Deferred income tax expense                                   (1,573)           --        (1,618)
                                                            --------      --------      --------

Loss before minority interest                                   (324)       (9,410)       (6,398)

Minority interest in loss of subsidiary                          367           115            --
                                                            --------      --------      --------
Net income (loss)                                           $     43      $ (9,295)     $ (6,398)
                                                            ========      ========      ========
Net income (loss) per share - basic and diluted             $     --      $   (.63)     $   (.49)
                                                            ========      ========      ========
Weighted average shares outstanding - basic and diluted       21,204        14,689        13,118


          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 2000, 1999 and 1998
                                 (in thousands)


                                     Common Stock     Capital in                   Treasury Stock
                                   ----------------    excess of   Accumulated    -----------------
                                   Shares    Amount    par value     Deficit      Shares     Amount      Total
                                   ------    ------   ----------   -----------    ------     ------     --------

Balance September 30, 1997         13,050     $262     $105,375     $(69,078)         28      $(71)     $ 36,488

     Net loss                          --       --           --       (6,398)         --        --        (6,398)
     Exercise of stock options
         and warrants                  84        1          189           --          --        --           190
                                   ------     ----     --------     --------      ------      ----      --------

Balance September 30, 1998         13,134      263      105,564      (75,476)         28       (71)       30,280

     Net loss                          --       --           --       (9,295)         --        --        (9,295)
     Common stock and warrants
         issued                     2,000       40        2,413           --          --        --         2,453
     Treasury stock issued to
         officers in lieu of
         cash compensation             18       --           --          (32)        (18)       46            14
                                   ------     ----     --------     --------      ------      ----      --------

Balance September 30, 1999         15,152      303      107,977      (84,803)         10       (25)       23,452

     Net income                        --       --           --           43          --        --            43
     Common stock and warrants
         issued                     9,319      187       15,032           --          --        --        15,219
     Preferred dividends               --       --           --          (79)         --        --           (79)
                                   ------     ----     --------     --------      ------      ----      --------

Balance September 30, 2000         24,471     $490     $123,009     $(84,839)         10      $(25)     $ 38,635
                                   ======     ====     ========     ========      ======      ====      ========


          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2000, 1999 and 1998
                                 (in thousands)

                                                                  2000         1999          1998
                                                                --------      -------      -------
Cash flows from operating activities:
     Net income (loss)                                          $     43      $(9,295)     $(6,398)
                                                                --------      -------      -------
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
         Depreciation, depletion and amortization                  1,091        3,154        3,974
         Write-down of oil and gas properties                         --        5,727        1,399
         Write-down of deferred financing costs                       --           --          422
         Issuances of compensatory common stock                       --           14           --
         Minority interest                                          (367)        (115)          --
         Gain on sale of assets                                   (3,957)          --           --
         Deferred income tax expense                               1,573           --        1,618
     Change in assets and liabilities:
         (Increase) decrease in receivables                           10         (117)         558
         (Increase) decrease in inventory                             --            9          (21)
         (Increase) decrease in prepaid drilling costs and
            other current assets                                  (1,680)        (833)          57
         Increase (decrease) in accounts payable
            and accrued liabilities                                  162        1,351         (542)
         Decrease in advances from joint owners                       --           --         (468)
         Increase (decrease) in royalties payable                      4           45          (17)
         Increase (decrease) in production taxes payable              12          (57)         (56)
         Other                                                        --            1           (1)
                                                                --------      -------      -------
                                                                  (3,152)       9,179        6,923
                                                                --------      -------      -------
         Net cash provided (used) by operating activities         (3,109)        (116)         525
                                                                --------      -------      -------

Cash flows from investing activities:
     Proceeds from sale of assets, net of expenses                17,279          705        1,456
     Capital expenditures                                        (10,141)      (6,179)      (8,033)
                                                                --------      -------      -------
         Net cash provided (used) by investing activities          7,138       (5,474)      (6,577)
                                                                --------      -------      -------

Cash flows from financing activities:
     Proceeds from borrowing                                       1,585        7,019        3,056
     Principal repayments                                        (12,038)      (4,780)          --
     Proceeds from issuance of stock                              10,531        2,228          190
     Proceeds from subsidiary sale of stock                           --          610           --
     Proceeds from issuance of warrants                            1,776          310           --
     Payment of dividends                                            (79)          --           --
     Payments for debt and equity financing                         (337)          --          (90)
                                                                --------      -------      -------
         Net cash provided by financing                            1,438        5,387        3,156
                                                                --------      -------      -------

Net increase (decrease) in cash and cash equivalents               5,467         (203)      (2,896)

Cash and cash equivalents at beginning of year                       430          633        3,529
                                                                --------      -------      -------

Cash and cash equivalents at end of year                        $  5,897      $   430      $   633
                                                                ========      =======      =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                               $  1,398      $ 1,393      $ 1,431
         Income taxes                                           $     --      $    --      $    --
     Noncash investing and financing activities:
         Issuance of stock to acquire assets                    $  2,911      $    --      $    --



          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2000, 1999 and 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tipperary Corporation and its subsidiaries (the "Company" or "Tipperary") are principally engaged in the exploration for and development and production of coalbed methane gas. The Company was organized as a Texas corporation in January 1967 and entered the oil and gas business in 1969. The Company participates in operations in the United States and in Queensland, Australia, where it is involved in the Comet Ridge coalbed methane project and other exploration activities for coalbed methane gas. The Company has disposed of a majority of its conventional oil and gas properties in the United States.

On November 30, 2000, the Board of Directors elected to change the Company's fiscal year end from September 30 to December 31. The Company intends to file a transition report on Form 10-KSB covering the transition period from October 1, 2000 through December 31, 1999 will be filed on or before March 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of Tipperary Corporation, its wholly-owned subsidiaries Tipperary Oil & Gas Corporation and Burro Pipeline Corporation and its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd. All intercompany transactions and balances have been eliminated.

Liquidity and Operations

The Company's liquidity and cash flow from on-going operations in 2001 will be adversely impacted due to the sale of a majority of its domestic oil and gas assets during fiscal 2000, the proceeds of which were used to reduce bank debt, fund capital expenditures and provide cash flow for operating activities. Accordingly, cash flow from operations in 2001 will not be sufficient to fund operating cash flow requirements and commitments for capital expenditures. The Company is evaluating various transactions which would enable it to meet the aforementioned cash funding needs, including additional debt financing, sales of common stock and asset sales. Slough Estates USA Inc. ("Slough"), the Company's major shareholder, will increase U.S. equity ownership in Tipperary, if required to meet Tipperary's cash flow requirements.

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

The Company is subject to a number of risks and uncertainties inherent in the oil and gas industry. Among these are risks related to fluctuating oil and gas prices, uncertainties related to the estimation of oil and gas reserves and the value of such reserves, effects of competition and extensive environmental regulation, risks associated with the search for and the development of oil and gas reserves, uncertainties related to foreign operations, and many other factors, many of which are beyond the Company's control. The Company's financial condition and results of operations depend significantly upon the prices received for natural gas and to a lesser extent crude oil. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains demand deposit accounts with two banks in Denver, Colorado and one bank in Brisbane, Queensland, Australia and invests cash in money market accounts which the Company believes have minimal risk of loss.

The Company sells gas and oil production to various purchasers. The risk of non-payment by the purchasers is considered minimal and the Company does not obtain collateral for its sales.

Fair Value of Financial Instruments

Long-Term Debt

At September 30, 2000, based on rates available for similar types of debt, the Company believes that the fair value of long-term debt was not materially different from its carrying amount.

Property, Plant and Equipment

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. See Note 6. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

Repairs and maintenance are expensed; renewals and betterments are capitalized. Certain indirect costs, including a portion of general and administrative expenditures have been capitalized to the full cost pool.

Upon sale or retirement of property, plant and equipment other than oil and gas properties, the applicable costs and accumulated depreciation are removed from the accounts and gain or loss is recognized in the current period.

Depreciation, Depletion and Amortization

Depreciation and depletion of oil and gas properties is provided using the units-of-production method computed using proved oil and gas reserves.

Abandonment, restoration, dismantlement costs and salvage value are taken into account in determining depletion rates. These costs are generally about equal to the proceeds from equipment salvage upon abandonment of such properties. When estimated abandonment costs exceed the salvage value, the excess cost is accrued and expensed.

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

Crude Oil and Natural Gas Hedging

The Company has periodically used derivatives to hedge a portion of its U.S. crude oil and natural gas production. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged portions of its crude oil sales primarily through swap agreements with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually received a floor price but retained 50% of price increases above the floor. During fiscal 2000, the Company hedged a total of 45,000 barrels (approximately 23%) of its oil production. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 2000, 1999 and 1998 were ($285,000), ($200,000), and $507,000, respectively. The Company has not hedged any of its production since March 2000.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has applied the disclosure provisions of FAS 123. Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Financing Costs

Costs incurred to obtain financing through the issuance of stock are accounted for as a reduction of the related proceeds. Costs attributable to raising debt financing are amortized over the term of the related credit agreement.

Minority Interest

Effective December 22, 1998, the Company issued to Slough ten percent of the common stock of its Australian subsidiary in accordance with the terms of a debt and equity financing transaction. The resulting non-Company owned shareholder interest has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Significant Customers

The Company had domestic sales in excess of 10% of total U.S. revenues to three unaffiliated oil and gas customers during fiscal 2000 totaling 48%, three unaffiliated oil and gas customers during fiscal 1999 totaling 45%, and three unaffiliated oil and gas customers during fiscal 1998 totaling 43%. All sales from the Company's Comet Ridge project in Queensland, Australia, are currently made to one purchaser under a five-year gas supply contract which commenced in January 1999 and a new five-year contract effective June 1, 2000, which provides for new volumes in addition to the quantities of gas delivered under the first contract. The Company does not believe that the loss of any existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices.

Segment Information

The Company has one business segment; oil and gas exploration, development and production and operates in two geographic areas, the United States and Australia. See Notes 13 and 14.

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138"), which modifies or more clearly defines certain requirements of SFAS 133. No derivative instruments were held as of September 30, 2000. Subsequent to the fiscal year end, Tipperary entered into a foreign exchange contract. The Company is currently assessing the impact this hedge will have, if any, on its results of operation and financial position.

NOTE 2 - RELATED PARTY TRANSACTIONS

On December 23, 1999, the Company consummated a financing transaction with Slough for the purchase of 6,329,114 shares of the Company's 1999 Series A Convertible Cumulative Preferred Stock for $10,000,000, or $1.58 per share. At closing Slough converted 2,900,000 shares of the convertible preferred stock into 2,900,000 shares of restricted common stock. Also, at the closing, the Company issued Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 23, 2001 and ending December 23, 2009. Effective February 29, 2000, Slough converted the remaining shares of preferred stock into 3,429,114 shares of restricted common stock.

NOTE 3 - OIL AND GAS PROPERTY SALES

During the fiscal year ended September 30, 2000, the Company sold approximately 75% of its domestic proved reserve volumes from conventional oil and gas properties in connection with a redirection of focus toward increasing reserves from coalbed methane properties. The Company received approximately $17.2 million (net of selling expenses) from the sales of various interests in producing oil and natural gas mineral leaseholds which comprised the full cost pool.

A gain of approximately $4 million was recorded based upon the allocation of capitalized costs between reserves sold and reserves retained. Assets held for sale were not subject to depreciation, depletion and amortization during the period held for disposal. Prior to the fiscal year ended September 30, 2000, the Company decided to retain its interest in the certain full cost pool properties and a fourth quarter adjustment of $244,000 has been recorded for depreciation, depletion and amortization that would have been recognized in fiscal 2000 had these properties been continuously classified as held and used.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The following is a summary of the results of operations (in thousands) related to assets disposed of:

                                      2000             1999            1998
                                     ------           ------          ------
Revenues                             $5,607           $6,103          $7,690
Operating costs                      $2,605           $3,668          $4,738
Depreciation and depletion               --           $2,289          $3,220

NOTE 4 - ACQUISITION OF ADDITIONAL INTERESTS IN THE COMET RIDGE PROJECT

In February 2000, the Company acquired additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. The total interest acquired was 5.5% in undivided interest, bringing the Company's total interest to 61.25% The total purchase price was approximately $5,161,000 and included cash of $3,300,000 and common stock valued at $1,861,000. The cash portion of the purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $1,861,000 was paid to the sellers with the issuance of 1,163,328 shares of the Company's common stock at $1.60 per share. In July 2000, the Company acquired an additional 1.0% undivided interest for 300,000 shares of the Company's common stock valued at $3.50 per share for a total purchase price of $1,050,000. The Company now has a undivided interest of 62.25%.

NOTE 5 - COMET RIDGE PROJECT FINANCING

On April 28, 2000, the Company entered into a credit agreement with TCW Asset Management Company ("Credit Agreement") that provides a borrowing facility of up to $17 million upon the satisfaction of certain conditions. The obligation to repay the advances and accrued interest will be evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to its share of a 6% overriding royalty from gross project revenues received by its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd. Upon payment of the loan in full, TCW has the option to sell to Tipperary, and Tipperary has the option to purchase from TCW, this royalty interest at the net present value of the royalty's share of the then proved reserves, discounted at a rate of 15%. Principal payments will be due quarterly in an amount equal to the greater of a percentage of cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance on the notes is due and payable in full on March 30, 2006. As of September 30, 2000, no advances had been made under the Credit Agreement. The Company has received its first cash call for the 20-well drilling program and expects to obtain the initial funding from TCW under the Credit Agreement in early 2001.

NOTE 6 - OIL AND GAS FULL COST POOLS

AUSTRALIA

The Company's Australia full cost pool includes acquisition, drilling and completion costs, seismic and initial de-watering costs, and costs to construct gas gathering lines. The Company holds a non-operating interest in the Comet Ridge coalbed methane project in Queensland and has acquired and begun exploration activities on its own Authorities to Prospect (ATPs) in Queensland. As of September 30, 2000, the capitalized cost applicable to the Australia full cost pool was approximately $37,750,000.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

UNITED STATES

The Company's domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The net book value of the United States full cost pool as of September 30, 2000, was $4,327,000. Included in this total are $2,670,000 of costs attributable to unproved oil and gas leases, primarily in the Hanna Basin, that have been excluded from depletable costs pending further evaluation.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed a "ceiling" comprised of the total of the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis. Based on September 30, 2000 prices, capitalized costs did not exceed the ceiling, therefore no impairment was recorded. The Company recognized a non-cash impairment in fiscal 1999 of its domestic oil and gas properties in the amount of $5,727,000 pursuant to the ceiling limitation.

See Note 14 (unaudited) for supplementary information on oil and gas operations, including capitalized costs, costs incurred, results of operations and estimated reserves for the Company's Australia and United States properties.

NOTE 7 - IMPAIRMENT OF PREPAID DRILLING COSTS

At September 30, 2000, Tipperary recorded an impairment of $557,000 related to prepaid drilling costs for prepayments. Because the Company was unable to obtain assurance from the operator that the work will either be completed or the payments refunded, Tipperary impaired this asset. Tipperary is in litigation with the operator of the Comet Ridge project. See Note 12.

NOTE 8 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                                        September 30,
                                                            ------------------------------------
                                                              2000          1999         1998
                                                            --------      --------     ---------
Numerator:
     Net income (loss)                                      $     43      $ (9,295)    $  (6,398)
     Less: preferred stock dividends                             (79)           --            --
                                                            --------      --------     ---------
     Net loss available for common stockholders             $    (36)     $ (9,295)    $  (6,398)
                                                            ========      ========     =========

Denominator:
     Weighted-average shares outstanding                      21,204        14,689        13,118
     Effect of dilutive securities:
         Assumed conversion of dilutive options                   --            --            --
                                                            --------      --------     ---------
         Weighted-average shares and dilutive potential
            common shares                                     21,204        14,689        13,118

Basic loss per share                                        $     --      $  (0.63)    $   (0.49)
                                                            ========      ========     =========

Diluted loss per share                                      $     --      $  (0.63)    $   (0.49)
                                                            ========      ========     =========

Potentially dilutive common stock of 640,000 shares and 145,000 shares from the exercise of options and warrants was antidilutive for fiscal 2000 and 1998, respectively. There were no potentially dilutive shares in fiscal 1999.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 9 - LONG-TERM DEBT

The Company had no outstanding bank debt at September 30, 2000. As of September 30, 1999, bank debt totaled $11,800,000. In December 1999, $4,000,000 of proceeds from the Slough financing was used to reduce bank debt to $7,800,000. As disclosed in Note 3, the Company used property sales proceeds to pay off the entire remaining balance of bank debt in May 2000.

Related party debt due Slough at September 30, 2000, included a corporate loan in the amount of $6,500,000 and a project financing loan with a balance of $4,486,000. Interest is due quarterly on the $6.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 10.16% at September 30, 2000. Subsequent to September 30, 2000, Slough loaned the Company an additional $1,000,000. Tipperary replaced the $6.5 million note with a new note for $7.5 million due and payable March 31, 2003. The unpaid principal balance of the Comet Ridge project financing loan bears interest at a rate of 10% per annum. Principal and interest payments are due quarterly and must equal 75% of the cash flow, as defined in the note, from the Comet Ridge properties. The Company also agreed to pay a finance charge of 7% of gross proceeds received from sales from the Fairview #1 through #20 wells until the loan is repaid in full and 7% of gross proceeds received from sales from the eight new wells (Fairview #21 through #28) for the life of those wells. The unpaid principal balance on the loan, together with accrued and unpaid interest and finance charges, is due and payable November 22, 2002.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During fiscal 2000, the Company issued 6,329,114 shares of its common stock to Slough in connection with the refinancing agreement dated December 23, 1999. See
Note 2.

In February 2000, the Company issued a total of 2,682,316 shares of its common stock in connection with the acquisition of additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. An additional acquisition of a 1% interest in the project was purchased in July 2000 with the issuance of 300,000 shares. The total purchase price of the additional interests acquired totaled approximately $6,211,000 and included cash of $3,300,000 and stock valued at $2,911,000. The cash portion of the combined purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $2,911,000 was paid to the sellers with the issuance of 1,163,328 shares at $1.60 per share in February 2000 and 300,000 shares at $3.50 per share in July 2000. The offer and sale of the shares were not registered under the Securities Act of 1933 (the "Securities Act"), but rather were made privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

During fiscal 2000, the Company also issued 7,000 shares of common stock to two employees pursuant to the exercise of incentive stock options.

Stock Incentive Plans

In 1987, the Company adopted the 1987 Employee Stock Option Plan (the "1987 Plan") that provided for grants of a maximum of 383,000 options to employees of the Company to purchase shares of the Company's common stock. The 1987 Plan expired December 31, 1996. The 269,400 options currently outstanding under this plan have a term of ten years ending no later than December 31, 2007, an exercise price equal to the fair market value of the stock on the date of grant and qualify as incentive stock options as defined in the Internal Revenue Code of 1986 ("the Code"). These options remain in full force and effect pursuant to each option's terms.

Pursuant to a shareholder vote in January 1997, the 1997 Long-Term Incentive Plan (the "1997 Plan") was adopted to replace the expired 1987 Plan. The 1997 Plan was amended in January 2000, to increase the shares of common stock

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


issuable from 250,000 to 500,000 for a period expiring in 2007. The 1997 Plan provides that participants may be granted awards in the form of incentive stock options, non-qualified options as defined in the Code, stock appreciation rights ("SARs"), performance awards related to the Company's operations, or restricted stock upon payment of consideration not less than the par value of the restricted stock issued. The Company did not grant any options during fiscal 2000.

The following table represents a summary of stock option transactions under both the 1987 Plan and the 1997 Plan for the three years ended September 30, 2000:

                                                                     Weighted-Average
                                         1987 Plan     1997 Plan      Exercise Price
                                         ---------     ---------     ----------------
As of September 30, 1997                  351,650        37,500           $3.80
     Granted in fiscal 1998                    --        81,000           $4.26
     Forfeited in fiscal 1998             (51,666)      (17,000)          $4.37
     Exercised in fiscal 1998             (30,584)           --           $3.27
                                         --------      --------
As of September 30, 1998                  269,400       101,500           $3.84
                                         --------      --------
     Granted in fiscal 1999                    --       134,000           $2.24
     Forfeited in fiscal 1999                  --       (12,000)          $2.81
     Exercised in fiscal 1999                  --            --              --
                                         --------      --------
As of September 30, 1999                  269,400       223,500           $3.43
                                         --------      --------
     Granted in fiscal 2000                    --            --              --
     Forfeited in fiscal 2000              (5,000)       (7,000)          $3.25
     Exercised in fiscal 2000                  --        (7,000)          $2.50
                                         --------      --------
As of September 30, 2000                  264,400       209,500           $3.45
                                         ========      ========

Exercisable as of September 30, 2000      264,400       163,835           $3.51
                                         ========      ========


Options under both plans vest ratably over three years, except for options covering 15,000 shares under the 1987 Plan at an exercise price of $5.13, which vested ratably over five years.

Nonqualified Stock Options and Warrants

Nonqualified option and warrant transactions for the three years ended September 30, 2000, are as follows:

                                                       Weighted-Average
                                           Shares       Exercise Price
                                         ----------    ----------------
As of September 30, 1997                    510,000         $3.02
         Granted in fiscal 1998              16,664         $3.63
         Expired in fiscal 1998                  --            --
         Exercised in fiscal 1998           (53,100)        $2.00
                                         ----------
As of September 30, 1998                    473,564         $3.16
         Granted in fiscal 1999             796,872         $2.52
         Expired in fiscal 1999                  --            --
         Exercised in fiscal 1999                --            --
                                         ----------
As of September 30, 1999                  1,270,436         $2.75
         Granted in fiscal 2000           1,663,000         $2.01
         Expired in fiscal 2000                  --            --
         Exercised in fiscal 2000                --            --
                                         ----------
As of September 30, 2000                  2,933,436         $2.33
                                         ==========

Exercisable as of September 30, 2000        687,103         $2.72
                                         ==========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table summarizes information about stock options and warrants outstanding at September 30, 2000:

                                       Options and Warrants                             Options and Warrants
                                            Outstanding                                      Exercisable
                       -----------------------------------------------------      -------------------------------
                         Number           Weighted          Weighted Average        Number           Weighted
    Range of           Outstanding         Average            Remaining           Exercisable         Average
Exercise Prices         at 9/30/00      Exercise Price      Contractual Life      at 9/30/00       Exercise Price
---------------        -----------      --------------      ----------------      -----------      --------------
$1.50 to $2.00          2,099,900           $1.91                 9.44               405,234            $1.76
$2.50 to $3.69            919,936           $2.99                 5.75               344,936            $3.00
$4.00 to $5.13            387,500           $4.43                 8.08               365,168            $4.45

$1.50 to $5.13          3,407,336           $2.49                 8.29             1,115,338            $3.02

The Company applies Accounting Principles Board Opinion No. 25 , Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to account for its stock option plans. Under APB 25 expense for a fixed stock option grant is recorded as the difference between the market price of the stock and the exercise price on the date of grant. No compensation expense has been recognized for grants of stock options or warrants, since the plans provide that the exercise price shall be equal to or greater than the market price of the stock on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards were granted. Companies that have chosen not to adopt the fair value method must disclose in the notes to the financial statements the pro forma effect on net income and earnings per share had the fair value method been adopted. The fair value of options and warrants granted during fiscal 2000, 1999 and 1998 of $199,000, $292,000, and $130,000,
respectively, were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 2000         1999        1998
                                -------      -------     -------
Expected life (in years)         10.00         8.00        5.00
Expected volatility               72.1%       63.91%      66.16%
Risk-free interest rate           6.45%        5.30%       5.84%
Expected dividends              $   --       $   --      $   --

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                            2000           1999             1998
                         ---------      -----------     -----------
Net income (loss)
     As Reported         $  43,000      $(9,295,000)    $(6,398,000)
     Pro forma           $(102,000)     $(9,465,000)    $(6,599,000)

Loss per share
     As Reported         $      --      $      (.63)    $      (.49)
     Pro forma           $      --      $      (.64)    $      (.50)

NOTE 11 - INCOME TAXES

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a $13.9 million asset for the future benefit of its net operating tax loss carryforwards and other tax benefits. As of

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


September 30, 2000, this asset was offset by a valuation allowance of $13.9 million based on management's projection of realizability of the gross deferred tax asset.

At September 30, 1999, the Company had a net deferred tax asset of $1.6 million, which represented management's best estimate of the realizable benefit of the Company's net operating loss carryforwards. With the sale of U.S. oil and gas properties during the year 2000, the Company recorded a gain on the sale of $4.0 million but incurred a tax loss. With the sale of a majority of the Company's U.S. producing properties and its history of losses, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax benefits associated with remaining carryovers. It therefore recorded a valuation allowance to offset the entire deferred tax asset. Management will continue to evaluate its gross deferred tax asset and to the extent management may determine that it is more likely than not that the asset will be realized, the valuation allowance will be reduced accordingly.

The net deferred tax asset is comprised of the following at fiscal years ended September 30:

                                                         2000          1999          1998
                                                       --------      --------      --------
Deferred tax assets:
Federal and state net operating loss carryforwards     $ 10,209      $ 13,032      $ 15,112
Statutory depletion carryforwards                         2,499         2,465         2,409
Property, plant and equipment                               872         4,566         3,098
Tax credit carryforwards                                    279           260           372
Other                                                         2             3             3
                                                       --------      --------      --------
    Gross deferred tax assets                            13,861        20,326        21,062
                                                       --------      --------      --------
    Valuation allowance                                 (13,861)      (18,753)      (10.490)
                                                       --------      --------      --------
    Net deferred tax asset                             $     --      $  1,573      $  1,573
                                                       ========      ========      ========

The principal differences between recognition of taxable income (loss) for federal income tax and financial reporting purposes relate to intangible drilling costs, dry hole and abandonment costs, accelerated depreciation and asset write-downs. With the Australian operations subject to both U.S. and Australian income taxes, its capital development costs are subject to 10-year straight-line amortization under both tax systems and thus, timing differences between book and tax assets are similar in the United States and Australia.

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. With the Australian statutory income tax rate at the lower 34%, no additional income tax expense would result from foreign operations. The reasons for and effects of such differences (in thousands) are as follows:

                                                          2000        1999         1998
                                                        -------      -------      -------
Expected amount                                         $   437      $(3,266)     $(1,673)
Increase (decrease) from:
     Increase (decrease) in valuation allowance          (4,892)        (736)       1,237
     Adjustments to and expiration of carryforwards       6,008        3,997        2,059
     Permanent differences between financial
         statement income and taxable income                  3            5           (5)
     State taxes, net of federal benefit, and other          17           --           --
                                                        -------      -------      -------
Total income tax expense (benefit)                      $ 1,573      $    --      $ 1,618
                                                        =======      =======      =======

Increases (decreases) from the expected amount are driven by U.S. tax principles since the Australian operations will be subject to U.S. tax consequences as income (loss) is earned. Thus, the increase in income tax expense is caused by U.S. federal and state net operating losses expiring and the belief that no benefit is expected to be derived from those carryforwards in the future.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


At September 30, 2000, the Company had U.S. net operating loss carryforwards of approximately $29 million to apply against future taxable income and $28 million to apply against future alternative minimum taxable income. Both these losses include $4.8 million that will expire unutilized with its change in accounting period. Losses expire within 15-20 years after the date incurred or at various times from 2001 to 2020. With the change in accounting period discussed in Note 1, the carryforward periods will be shortened by one year. Additionally, the Company has Australian loss carryforwards of approximately $10 million. The Australian losses can be carried forward indefinitely.

The Company also has statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. The Company's net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period after 1986. As of September 30, 2000, no such ownership change had occurred.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, Cause No. CV42,265, in the District Court of Midland County, Texas involving the Comet Ridge coalbed methane project in Queensland, Australia. By amended petition filed May 1, 2000, the Company's wholly owned subsidiary, Tipperary Oil & Gas Corporation, joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, were also named as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Tri-Star has answered the amended petition, and has denied the allegations and asserted counterclaims against the Company for breach of a joint operating agreement, breach of the mediation agreement, and interference with prospective contracts and business relations. No specific sum has been pleaded as damages. Discovery is in progress. Subsequent to September 30, 2000, Tri-Star moved the Midland court for leave to amend its counterclaim against the Company to include several additional causes of action. The court has not yet ruled on Tri-Star's motion, although the Company expects that it will be granted.

In 1997, the Company filed a complaint along with ten other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies (such as ExxonMobil Corporation) and agricultural cooperatives (Cenex Harvest States Cooperatives), as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, the defendants moved for summary judgment against the plaintiffs. The trial court has indicated orally that it intends to render summary judgment on most of the issues in the case in general, but not exclusively, in favor of the defendants, but no order has yet been entered. The plaintiffs disagree with the trial court's indicated, and anticipate appealing any order that is issued to the North Dakota Supreme Court.

Other Commitments and Contingencies

The Company entered into an amendment of its office lease agreement in Denver, Colorado effective September 1, 1998. The amended lease covers approximately 11,000 square feet and extended the lease for a term of three years expiring August 31, 2001. During the remaining term of the lease, the base rent is payable in the amount of $152,000 per annum, plus expense recovery amounts. The Company paid rent for its Denver office of approximately $178,000 in fiscal 2000, $133,000 in fiscal 1999 and $116,000 in fiscal 1998. During fiscal 2000, the Company leased office space in Brisbane,

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Queensland, Australia, on a month-to-month basis and paid total rent of approximately US $9,000 for the year ended September 30, 2000. Effective October 16, 2000, the Company entered into a five-year lease for its office space in Brisbane. During the term of the lease, base rent is Australian $63,050 per annum. The lease terminates October 15, 2005. The Company has also leased approximately 1,400 square feet of office space in Houston, Texas. The term of the lease commenced November 1, 1999, terminates on March 31, 2001 and requires a base rent of $1,715 per month. Total rent paid for the Houston office in fiscal 2000 was approximately $19,000.

The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

NOTE 13 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations for the twelve months ended September 30, 2000, 1999 and 1998 by geographic area is shown below (in thousands):

                                                              United
                                                 Australia    States       Total
                                                 ---------    -------     -------
Twelve months ended September 30, 2000
     Revenues                                     $ 2,033     $ 6,591     $ 8,624
     Depreciation, depletion and amortization     $   685     $   406     $ 1,091
     Identifiable assets                          $41,599     $10,947     $52,546

Twelve months ended September 30, 1999
     Revenues                                     $ 1,191     $ 6,730     $ 7,921
     Depreciation, depletion and amortization     $   533     $ 2,621     $ 3,154
     Identifiable assets                          $28,960     $19,045     $48,005

Twelve months ended September 30, 1998
     Revenues                                     $   452     $ 8,630     $ 9,082
     Depreciation, depletion and amortization     $   257     $ 3,717     $ 3,974
     Identifiable assets                          $23,932     $26,828     $50,760

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 14 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for fiscal 2000, 1999 and 1998 (in thousands) are as follows:

CAPITALIZED COSTS:

                                           Australia     United States         Total
                                           ---------     -------------       ---------
September 30, 2000:
     Proved oil and gas properties         $  38,166        $  21,664        $  59,830
     Unproved oil and gas properties             842            2,670            3,512
                                           ---------        ---------        ---------
                                              39,008           24,334           63,342
     Less accumulated depletion               (1,258)         (20,007)         (21,265)
                                           ---------        ---------        ---------
     Net capitalized costs                 $  37,750        $   4,327        $  42,077
                                           =========        =========        =========

September 30, 1999:
     Proved oil and gas properties         $  27,972        $ 100,587        $ 128,559
     Unproved oil and gas properties             317            7,686            8,003
                                           ---------        ---------        ---------
                                              28,289          108,273          136,562
     Less accumulated depletion                 (610)         (93,212)         (93,822)
                                           ---------        ---------        ---------
     Net capitalized costs                 $  27,679        $  15,061        $  42,740
                                           =========        =========        =========

September 30, 1998:
     Proved oil and gas properties         $  23,345        $ 103,701        $ 127,046
     Unproved oil and gas properties              --            9,601            9,601
                                           ---------        ---------        ---------
                                              23,345          113,302          136,647
     Less accumulated depletion                 (196)         (90,736)         (90,932)
                                           ---------        ---------        ---------
     Net capitalized costs                 $  23,149        $  22,566        $  45,715
                                           =========        =========        =========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


COSTS INCURRED:

                                              Australia    United States     Total
                                              ---------    -------------    -------
September 30, 2000:
     Property acquisition costs:
         Proved oil and gas properties         $ 6,211        $    3        $ 6,214
         Unproved oil and gas properties           145         1,281          1,426
                                               -------        ------        -------
                                                 6,356         1,284          7,640
                                               -------        ------        -------
     Exploration costs                             381           585            966
     Development costs                           3,982           401          4,383
                                               -------        ------        -------
         Total costs incurred                  $10,719        $2,270        $12,989
                                               =======        ======        =======

September 30, 1999:
     Property acquisition costs:
         Proved oil and gas properties         $    13        $  232        $   245
         Unproved oil and gas properties            15            57             72
                                               -------        ------        -------
                                                    28           289            317
                                               -------        ------        -------
     Exploration costs                             302            33            335
     Development costs                           5,319           376          5,695
                                               -------        ------        -------
         Total costs incurred                  $ 5,649        $  698        $ 6,347
                                               =======        ======        =======

September 30, 1998:
     Property acquisition costs:
         Proved oil and gas properties         $ 3,201        $   --        $ 3,201
         Unproved oil and gas properties            --           733            733
                                               -------        ------        -------
                                                 3,201           733          3,934
                                               -------        ------        -------
     Exploration costs                              --         1,953          1,953
     Development costs                           1,684           352          2,036
                                               -------        ------        -------
         Total costs incurred                  $ 4,885        $3,038        $ 7,923
                                               =======        ======        =======


Depletion rates per equivalent barrel of domestic production for the years ended September 30, 2000, 1999 and 1998 were $3.43, $4.51and $5.50, respectively.
Costs of $1,692,000, $2,122,000 and $3,608,000 related to domestic unproved oil and gas properties pending evaluation were excluded from depletable costs in fiscal 2000, 1999 and fiscal 1998, respectively. In order to maintain certain acreage held under leases related to the Hanna Draw project in Wyoming, the Company will be required to participate for its share of costs of a drilling commitment of ten wells to be drilled during the development phase of the project beginning September 1, 2001 and ending August 31, 2002. Options to extend the development phase for three years would require ten wells to be drilled each year. A total of 76 wells will have to be drilled to earn all of the acreage. The Company does not have the capital to fund its share of these anticipated drilling costs and will likely have to obtain debt financing to develop this property.

The rate of depletion per Mcf of production in Australia was $0.29 for the year ended September 30, 2000, $0.30 for fiscal 1999, and $0.20 for fiscal 1998. Costs of $461,000 in fiscal 2000 and $317,000 in fiscal 1999 related to Australia properties which have not yet been evaluated have been excluded from depletable costs in fiscal 2000 and 1999, respectively.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


RESULTS OF OPERATIONS:

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, for each year in the three-year period ended September 30, 2000, (in thousands) are as follows:

                                                     Australia      United States        Total
                                                     ---------      -------------       -------
September 30, 2000:
     Revenue from sale of oil and gas                 $ 2,033          $ 6,500          $ 8,533
     Production costs                                  (1,405)          (2,835)          (4,240)
     Depreciation, depletion and amortization            (648)            (345)            (993)
         Including impairment                          (1,205)            (345)(1)       (1,550)
     Income tax expense                                    --               --               --
                                                      -------          -------          -------
     Operating income (loss) from petroleum
         producing activities                         $  (577)         $ 3,320          $ 2,743
                                                      =======          =======          =======

September 30, 1999:
     Revenue from sale of oil and gas                 $ 1,191          $ 6,620          $ 7,811
     Production costs                                    (870)          (3,846)          (4,716)
     Depreciation, depletion and amortization
         including impairment                            (415)          (8,203)          (8,618)
     Income tax expense                                    --               --               --
                                                      -------          -------          -------
     Operating loss from petroleum
         producing activities                         $   (94)         $(5,429)         $(5,523)
                                                      =======          =======          =======

September 30, 1998:
     Revenue from sale of oil and gas                 $   452          $ 8,494          $ 8,946
     Production costs                                    (476)          (4,487)          (4,963)
     Depreciation, depletion and amortization
         including impairment                            (196)          (4,948)          (5,144)
     Income tax expense                                    --               --               --
                                                      -------          -------          -------
     Operating loss from petroleum
         producing activities                         $  (220)         $  (941)         $(1,161)
                                                      =======          =======          =======


Revenues of $91,000, $110,000 and $136,000 were not included above for 2000, 1999 and 1998, respectively, which represent revenues received primarily for saltwater disposal. Production costs of $77,000 in fiscal 2000 and $144,000 in 1999 and 1998 were included above, which represent costs paid or payable to other affiliates in the consolidated group. Costs associated with the saltwater disposal revenue and other costs of ($7,000), $15,000 and $134,000 were not included above for 2000, 1999 and 1998, respectively. Income tax expense is computed using the Company's overall effective tax rate for each respective year.

(1)  See Note 3.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


ESTIMATES OF PROVED OIL AND GAS RESERVES:

The following table presents the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by the Company, and independent petroleum engineers, Garb, Grubbs, Harris & Associates, Inc. and Holditch Reservoir Technologies Consulting Services.

                                                 Australia              United States               Total
                                             ------------------      ------------------      ---------------------
                                              Oil        Gas           Oil        Gas          Oil          Gas
                                             MBbls       MMcf         MBbls       MMcf        MBbls         MMcf
                                             -----     --------      ------      ------      -------      --------
September 30, 2000:
     Total proved reserves:
         Beginning of year                      --      131,273       2,455       9,803        2,455       141,076
         Revisions of previous estimates        --       14,250          30         224           30        14,474
         Extensions and discoveries             --      104,138           5          32            5       104,170
         Purchases of reserves in place                  17,665          --          --           --        17,665
         Sale of reserves in place              --           --      (1,919)     (6,424)      (1,919)       (6,424)
         Production                             --       (2,201)       (192)       (711)        (192)       (2,912)
                                             -----     --------      ------      ------      -------      --------
         End of year                            --      265,125 (1)     379       2,924          379       268,049
                                             =====     ========      ======      ======      =======      ========
     Proved developed reserves:
         Beginning of year                      --       30,899       2,171       8,003        2,171        38,902
                                             =====     ========      ======      ======      =======      ========
         End of year                            --       50,231 (1)     170       1,563          170        51,794
                                             =====     ========      ======      ======      =======      ========

September 30, 1999:
     Total proved reserves:
         Beginning of year                      --      122,509       2,388       9,023        2,388       131,532
         Revisions of previous estimates        --       10,130         346       1,879          346        12,009
         Extensions and discoveries             --           --          26          46           26            46
         Purchases of reserves in place         --           --          47          38           47            38
         Sale of reserves in place              --           --          --          --           --            --
         Production                             --       (1,366)       (352)     (1,183)        (352)       (2,549)
                                             -----     --------      ------      ------      -------      --------
         End of year                            --      131,273 (2)   2,455       9,803        2,455       141,076
                                             =====     ========      ======      ======      =======      ========

     Proved developed reserves:
         Beginning of year                      --       28,100       2,114       7,255        2,114        35,355
                                             =====     ========      ======      ======      =======      ========
         End of year                            --       30,899 (2)   2,171       8,003        2,171        38,902
                                             =====     ========      ======      ======      =======      ========

(1) Includes 26,513 MMcf of total proved reserves and 5,023 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(2) Includes 13,127 MMcf of total proved reserves and 3,090 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

ESTIMATES OF PROVED OIL AND GAS RESERVES (continued):

                                            Australia             United States                 Total
                                        ------------------     -------------------      --------------------
                                         Oil       Gas          Oil          Gas         Oil          Gas
                                        MBbls      MMcf        MBbls        MMcf        MBbls         MMcf
                                        -----    --------      ------      -------      ------      --------
September 30, 1998:
  Total proved reserves:
    Beginning of year                     --      116,949       2,916       11,324       2,916       128,273
    Revisions of previous estimates       --       (4,141)       (439)        (279)       (439)       (4,420)
    Extensions and discoveries            --           --         410          189         410           189
    Purchases of reserves in place        --       10,679          --           --          --        10,679
    Sale of reserves in place             --           --         (73)        (891)        (73)         (891)
    Production                            --         (978)       (426)      (1,320)       (426)       (2,298)
                                        ----     --------      ------      -------      ------      --------
    End of year                           --      122,509       2,388        9,023       2,388       131,532
                                        ====     ========      ======      =======      ======      ========

  Proved developed reserves:
    Beginning of year                     --       48,396       2,631        9,473       2,631        57,869
                                        ====     ========      ======      =======      ======      ========
    End of year                           --       28,100       2,114        7,255       2,114        35,355
                                        ====     ========      ======      =======      ======      ========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Information with respect to the Company's estimated discounted future net cash flows from its oil and gas properties for fiscal 2000, 1999 and 1998 (in thousands) follows:

                                            Australia     United States        Total
                                            ---------     -------------      ---------
September 30, 2000:
     Future revenues                        $ 316,652        $ 27,175        $ 343,827
     Future production costs                  (65,345)         (5,348)         (70,693)
     Future development costs                 (23,424)         (1,060)         (24,484)
     Future income tax expense                (72,867)           (423)         (73,290)
                                            ---------        --------        ---------
     Future net cash flow                     155,016          20,344          175,360
     10% annual discount                      (89,321)        (10,165)         (99,486)
                                            ---------        --------        ---------
     Discounted future net cash flows       $  65,695 (1)    $ 10,179        $  75,874
                                            =========        ========        =========

September 30, 1999:
     Future revenues                        $ 177,744        $ 78,534        $ 256,278
     Future production costs                  (33,032)        (35,079)         (68,111)
     Future development costs                 (13,054)         (1,490)         (14,544)
     Future income tax expense                (39,575)         (5,362)         (44,937)
                                            ---------        --------        ---------
     Future net cash flow                      92,083          36,603          128,686
     10% annual discount                      (51,928)        (14,295)         (66,223)
                                            ---------        --------        ---------
     Discounted future net cash flows       $  40,155 (2)    $ 22,308        $  62,463
                                            =========        ========        =========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1) Includes approximately $6,570,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

(2) Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (continued):

                                            Australia     United States        Total
                                            ---------     -------------      ---------
September 30, 1998:
     Future revenues                        $ 150,196       $  53,779        $ 203,975
     Future production costs                  (31,649)        (24,095)         (55,744)
     Future development costs                  (9,887)         (1,439)         (11,326)
     Future income tax expense                (38,108)         (1,045)         (39,153)
                                            ---------       ---------        ---------
     Future net cash flow                      70,552          27,200           97,752
     10% annual discount                      (39,872)        (11,024)         (50,896)
                                            ---------       ---------        ---------
     Discounted future net cash flows       $  30,680       $  16,176        $  46,856
                                            =========       =========        =========

Principal changes in the Company's estimated discounted future net cash flows for each of the three years in the period ended September 30, 2000 (in thousands) are as follows:

                                                         Australia      United States      Total
                                                         ---------      -------------     --------
September 30, 2000:
Beginning of year                                         $ 40,155        $ 22,308        $ 62,463
     Oil and gas sales, net of production costs               (628)         (3,588)         (4,216)
     Net change in prices and production costs              (3,321)          5,452           2,131
     Extensions and discoveries, less related costs         32,876              81          32,957
     Sales of reserves in place                                 --         (17,416)        (17,416)
     Purchases of reserves in place                          8,028              --           8,028
     Change in estimated development costs                  (6,582)           (230)         (6,812)
     Revision of previous quantity estimates                 4,368             367           4,735
     Accretion of discount                                   4,016           2,231           6,247
     Net change in income taxes                            (12,349)          2,604          (9,745)
     Changes in production rates and other                    (868)         (1,630)         (2,498)
                                                          --------        --------        --------
End of year                                               $ 65,695 (1)    $ 10,179        $ 75,874
                                                          ========        ========        ========

At September 30, 2000, average oil and gas prices used in the determination of future cash flows for domestic reserves were $27.47 per barrel and $5.74 per Mcf, respectively. The average gas price used in the determination of future cash flows for Australia reserves was U.S. $1.19 per Mcf.

(1) Includes approximately $6,570,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                         Australia      United States      Total
                                                         ---------      -------------     --------
September 30, 1999:
Beginning of year                                         $ 30,680        $ 16,176        $ 46,856
     Oil and gas sales, net of production costs               (321)         (2,897)         (3,218)
     Net change in prices and production costs               3,466           7,179          10,645
     Extensions and discoveries, less related costs             --             192             192
     Purchases of reserves in place, net                        --             341             341
     Sale of reserves in place                                  --              --              --
     Change in estimated development costs                   2,121              67           2,188
     Revision of previous quantity estimates                 2,533           2,743           5,276
     Accretion of discount                                   3,068           1,618           4,686
     Net change in income taxes                             (1,590)         (2,239)         (3,829)
     Changes in production rates and other                     198            (872)           (674)
                                                          --------        --------        --------
End of year                                               $ 40,155 (2)    $ 22,308        $ 62,463
                                                          ========        ========        ========

At September 30, 1999, average oil and gas prices used in the determination of future cash flows for domestic reserves were $22.08 per barrel and $2.48 per Mcf, respectively. The average gas price used in the determination of future cash flows for Australia reserves as U.S. $1.35 per Mcf.

                                                         Australia      United States      Total
                                                         ---------      -------------     --------
September 30, 1998:
Beginning of year                                         $ 24,376        $ 30,251        $ 54,627
     Oil and gas sales, net of production costs             (1,193)         (4,151)         (5,344)
     Net change in prices and production costs              (7,241)        (10,946)         (3,705)
     Extensions and discoveries, less related costs             --           2,535           2,535
     Purchases of reserves in place, net                     3,204              --           3,204
     Sale of reserves in place                                  --          (1,726)         (1,726)
     Change in estimated development costs                   1,344              17           1,361
     Revision of previous quantity estimates                (5,176)         (3,047)         (8,223)
     Accretion of discount                                   2,438           3,025           5,463
     Net change in income taxes                             (2,134)          1,062          (1,072)
     Changes in production rates and other                     580            (844)           (264)
                                                          --------        --------        --------
End of year                                               $ 30,680        $ 16,176        $ 46,856
                                                          ========        ========        ========

At September 30, 1998, average oil and gas prices used in the determination of future cash flows for domestic reserves were $13.91 per barrel and $2.28 per Mcf, respectively. The average gas price used in the determination of future cash flows for Australia reserves was U.S. $1.23 per Mcf.

(2) Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 2000 and 1999 (in thousands, except per share data):

                                                        Quarter Ended
                                  ------------------------------------------------------------
                                  December 31,     March 31,        June 30,     September 30,
                                      1999              2000          2000           2000           Total
                                  ------------     ---------       ---------     -------------     -------
Fiscal 2000

Revenues                           $  2,919        $  3,016        $  1,811        $    878        $ 8,624
                                   ========        ========        ========        ========        =======

Gross profit                       $  1,590        $  1,602        $    777        $    422        $ 4,391
                                   ========        ========        ========        ========        =======

Net income ( loss)                 $     (1)       $    140        $  1,399        $ (1,495)       $    43
                                   ========        ========        ========        ========        =======

Net income (loss) per common
   share - basic and diluted       $     --        $     --        $    .06        $   (.06)       $    --
                                   ========        ========        ========        ========        =======

                                                        Quarter Ended
                                  ------------------------------------------------------------
                                  December 31,     March 31,        June 30,     September 30,
                                     1998            1999             1999           1999           Total
                                  ------------     ---------       ---------     -------------     -------
Fiscal 1999

Revenues                           $  1,749        $  1,608        $  2,063        $  2,501        $ 7,921
                                   ========        ========        ========        ========        =======

Gross profit                       $    604        $    493        $    896        $  1,341        $ 3,334
                                   ========        ========        ========        ========        =======

Net loss                           $ (7,336)(1)    $ (1,108)       $   (578)       $   (273)       $(9,295)
                                   ========        ========        ========        ========        =======

Net loss per common
   share - basic and diluted       $   (.55)       $   (.07)       $   (.04)       $   (.02)       $  (.63)
                                   ========        ========        ========        ========        =======


(1)  Includes $5,727,000 write-down of oil and gas properties.

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

 3.11 Articles of Amendment of the Articles of Incorporation of Tipperary Corporation adopted January 25, 2000, filed as Exhibit
              3.11 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

 3.12         Statement of Resolution Establishing a Series of Shares dated
              December 23, 1999, filed as Exhibit 3.12 to Form 10-QSB for the quarterly period ended December 31, 1999 and incorporated herein by reference.

 4.57 Promissory Note dated August 31, 1998, in the amount of $1,000,000 between Registrant and Slough Estates USA Inc., filed as Exhibit
              4.57 to Form 10-K dated September 30, 1998 and incorporated herein by reference.

 4.58         Promissory Note dated December 22, 1998, in the amount of
              $5,500,000 issued by the Registrant to Slough Estates USA Inc., filed as Exhibit 4.58 to Form 10-Q for the quarterly period ended
              December 31, 1998 and incorporated herein by reference.

 4.59 Loan Agreement Promissory Note dated December 22, 1998, in the amount of $6,000,000 between Registrant and Slough Estates USA
              Inc., filed as Exhibit 4.59 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.60 Security Agreement dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.60 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.61 Pledge of Stock dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.61 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.62         Second Amendment of Subordination Agreement dated December 22,
              1998, between Slough Estates USA Inc., and US Bank, N.A. f/k/a
              Colorado National Bank, filed as Exhibit 4.62 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

 4.63 Promissory Note dated March 11, 1999, in the amount of $6,500,000 issued by Registrant to Slough Estates USA Inc., filed as Exhibit
              4.63 to Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

 4.64 Third Amendment of Subordination Agreement dated March 11, 1999, between Slough Estates USA Inc., and US Bank National Association f/k/a Colorado National Bank, filed as Exhibit 4.64 to Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

 4.65         Amendment to Security Agreement dated March 11, 1999, between the
              Registrant and Slough Estates USA Inc., filed as Exhibit 4.65 to
              Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

Number        Description
------        -----------
 4.66         Credit Agreement among Tipperary Corporation as Borrower,
              Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as
              Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of April 28, 2000, filed as Exhibit 4.66 to Form
              10-QSB for the quarterly period ended June 30, 2000 and
              incorporated herein by reference.

10.51         Tipperary Corporation 1997 Long-Term Incentive Plan filed as
              Exhibit A to the Registrant's Proxy Statement for its Annual
              Meeting of Shareholders held on January 28, 1997, filed as Exhibit
              10.51 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.58         Warrant to Purchase the Registrant's common stock dated December
              22, 1998, issued to Slough Estates USA Inc., filed as Exhibit
              10.58 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

10.59         Subscription Agreement to purchase Registrant's common stock dated
              December 22, 1998, between Registrant and Slough Estates USA Inc., filed as Exhibit 10-59 to Form 10-Q for the quarterly period ended
              December 31, 1998 and incorporated herein by reference.

10.60         Warrant to Purchase the Registrant's common stock dated December
              23, 1999, issued to Slough Estates USA Inc., filed as Exhibit
              10.60 to Form 10-QSB for the quarterly period ended December 31, 1999 and incorporated herein by reference.

10.61         Registration Rights Agreement between Tipperary Corporation and
              Slough Estates USA Inc., dated December 23, 1999, filed as Exhibit
              10.61 to Form 10-QSB for the quarterly period ended December 31, 1999 and incorporated herein by reference.

10.62         Purchase and Sale Agreement dated January 14, 2000, between Ray W.
              Williams as Seller and Tipperary Corporation as Buyer, filed as
              Exhibit 10.62 to Form 10-QSB for the quarterly period ended March
              31, 2000 and incorporated herein by reference.

10.63         Purchase and Sale Agreement dated January 14, 2000, between
              William I. Isaac as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.63 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.64         Purchase and Sale Agreement dated February 11, 2000, between
              William D. Kennedy as Seller and Tipperary Corporation as Buyer, filed as Exhibit 10.64 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.65         Registration Rights Agreement between Tipperary Corporation and
              Ray W. Williams, dated February 10, 2000, filed as Exhibit 10.65 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.66         Registration Rights Agreement between Tipperary Corporation and
              William I. Isaac, dated February 10, 2000, filed as Exhibit 10.66 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.67         Registration Rights Agreement between Tipperary Corporation and
              William D. Kennedy, dated February 11, 2000, filed as Exhibit
              10.67 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

Number        Description
------        -----------
10.68         Registration Rights Agreement between Tipperary Corporation and
              James H. Marshall, dated February 9, 2000, filed as Exhibit 10.68 to Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.69         Registration Rights Agreement between Tipperary Corporation and
              James F. Knott, dated February 9, 2000, filed as Exhibit 10.69 to
              Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.70         Warrant to Purchase the Registrant's common stock dated February
              9, 2000, issued to James H. Marshall, filed as Exhibit 10.70 to
              Form 10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.71         Warrant to Purchase the Registrant's common stock dated February
              9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form
              10-QSB for the quarterly period ended March 31, 2000 and incorporated herein by reference.

10.72         Purchase and Sale Agreement dated April 12, 2000, between
              Tipperary Oil & Gas Corporation as Seller and Nance Petroleum
              Corporation as Buyer, filed as Exhibit 10.72 to Form 8-K dated May
              18, 2000 and incorporated herein by reference.

10.73         Purchase and Sale Agreement dated July 21, 2000, between Elisa A.
              Stoner as Seller and Tipperary Corporation as Buyer, filed as
              Exhibit 10.73 to Form 10-QSB for the quarterly period ended June
              30, 2000 and incorporated herein by reference.

10.74         Registration Statement Agreement between Tipperary Corporation and
              Elisa A. Stoner dated July 21, 2000, filed as Exhibit 10.74 to
              Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.75         Purchase and Sale Agreement dated June 14, 2000, between Tipperary
              Oil & Gas Corporation as Seller, and Transrepublic Resources as
              Buyer, filed as Exhibit 10.75 to Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.76         Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty
              Ltd (ACN 077 536 871) and ENERGEX Retail Pty Ltd (ACN 078 849 055) dated June 23, 2000, filed as Exhibit 10.763 to Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.

23.1          Consent of PricewaterhouseCoopers LLP, filed herewith.

27            Financial Data Schedule

99.1 "Risk Factors" discussion from Registration Statement on Form S-8, dated June 13, 1996, SEC File No. 333-40589, pages 5 through 8, and incorporated herein by reference.