Form 10KSB40
period 2000-12-31
TIPPERARY CORP
filed 2001-04-03
CIK 98410

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

 X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the transition period from October 1, 2000 to December 31, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X          No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its transition period: $864,000

Aggregate market value of common stock held by non-affiliates of the registrant was $35,007,000, based on the closing price of $3.15 per share as of March 1, 2001.

Shares of the registrant's Common Stock outstanding as of March 1, 2001:
24,472,587 shares.

Documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: None

 Transitional Small Business Issuer Format Yes ___      No   X
                                                            ---

                                    PART I

            ITEMS 1 AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries ("Tipperary" or the "Company") are principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalbed methane properties, with its major producing property located in Queensland, Australia. Tipperary also holds exploration permits in Queensland and is involved in coalbed methane exploration in the United States through projects in the Hanna Basin of Wyoming and in western Colorado. The Company seeks to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties.

Tipperary was organized as a Texas corporation in January 1967. The Company maintains its principal executive offices at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202. In addition, the Company leases office space at 952 Echo Lane, Suite 375, Houston, Texas 77024 and at Level 18, 307 Queen Street, Brisbane, Queensland 4000, Australia.

Tipperary has changed its fiscal year to a calendar year with a transition period beginning October 1, 2000 and ending December 31, 2000 ("transition period"). References in this report to the Company's fiscal years are to those ended September 30.

BUSINESS ACTIVITIES

Australia

The Company's exploration and development efforts, and the majority of its capital investment in recent years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia. The Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"), owns a 62.25% non-operating undivided interest in the project, which consists of Authority to Prospect ("ATP") 526 covering approximately 1,088,000 acres in the Bowen Basin. The government has granted five petroleum leases to date on ATP 526 which cover approximately 278,000 acres in the southern portion of the ATP known as the Fairview area. Applications have been filed for an additional eight petroleum leases in the northern portion of the ATP. The four-year term of ATP 526 expired on October 31, 2000. A renewal application has been submitted by the operator of the project, and it is currently being processed by the Queensland government. Based upon the substantial expenditures made on the project and the positive results thus far, the Company expects to receive a renewal, although there is no such assurance. TOGA's proved reserves are on acreage covered by the five petroleum leases that have been issued and which are not part of the renewal under review. A contraction of the ATP could limit the future development of unproved reserves identified on the ATP.

As of December 31, 2000, the Company and the project's co-owners had drilled 36 wells on the project acreage, of which 16 wells were connected to a gas pipeline, 12 were either being de-watered or were shut in pending connection and eight wells were in various stages of completion. TOGA's estimated net proved reserves from the Comet Ridge property as of December 31, 2000, were 266 billion cubic feet ("Bcf") of natural gas. The present value of TOGA's estimated future net revenues from the property, net of income taxes, totaled approximately $70 million, using a 10% discount rate.

The Company has been selling increasing volumes of gas from the Fairview area since February 1998 and is currently selling approximately six million cubic feet ("MMcf") per day under two contracts with ENERGEX Retail Pty Ltd ("ENERGEX"), an electric and gas utility owned by the Queensland government.

On February 20, 2001, the Company received an initial loan advance of $7.5 million under a $17 million borrowing facility with TCW Asset Management Company ("TCW") to provide project financing for a 20-well drilling program on the Comet Ridge project, which Tipperary proposed to the other working interest owners in July 2000. Drilling is underway with one well completed and a second well being completed. The costs of the drilling program and terms of the TCW financing agreement are discussed below under "Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 4 to the Consolidated Financial Statements.

In addition to the interest in the Comet Ridge property, TOGA holds a 100% interest in other exploration permits granted to TOGA by the Queensland government. These permits cover a total of approximately 1.5 million acres comprising ATPs 655, 675 and 690, which have terms expiring on October 31, 2003, February 29, 2004 and November 30, 2004, respectively. The Company began exploration by drilling one well each on ATPs 655 and 675 during the quarter ended September 30, 2000. Tipperary expects to production test these wells and drill two more wells on these ATPs during 2001. The Company expects to invest approximately US$160,000 in ATP 690 during fiscal 2001, in order to satisfy the minimum expenditure requirements under the terms of the ATP. Total capital expenditures in Australia during the transition period ended December 31, 2000 and during fiscal 2000 were approximately $1,994,000 and $10,740,000, respectively.

United States

The Company holds non-operating interests in 22 producing wells and undeveloped acreage in the West Buna field in Jasper and Hardin counties of east Texas. Proved reserve volumes from this property as of December 31, 2000, include 2.5 Bcf of gas and 324,000 barrels of oil. The present value of estimated future net revenues from the property, net of income taxes, totaled $15,214,000 as of December 31, 2000, using a 10% discount rate and oil and gas prices as of that date.

Tipperary holds a 49% working interest in a 38,000-acre coalbed methane exploration project in the Hanna Basin of southern Wyoming. The Company acquired this interest in fiscal 2000 from Barrett Resources Corporation, the operator of the project. Barrett and the Company have completed a seven-well drilling program and the wells are being tested to evaluate the commercial viability of the project. In addition to this project in Wyoming, Tipperary has acquired approximately 68,000 net undeveloped acres in Moffat County, Colorado, which the Company believes is prospective for coalbed methane as well as conventional natural gas.

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of December 31, 2000:

                         Producing wells                      Acreage
                        Oil          Gas         Producing         Undeveloped
                   ------------------------  ---------------------------------------
State/Country      Gross  Net  Gross   Net    Gross    Net      Gross        Net
-------------      -----  ---  -----  -----  -------  ------  ---------  -----------
Australia/(1)/         -    -     26  15.43    9,633   5,715    268,700      159,415
Colorado/(2)(3)/       -    -      -      -        -       -     83,115       74,641
Oklahoma/(2)/          -    -      -      -        -       -        140           35
Texas/(2)/             -    -     22   2.07    6,933     679        653           20
Wyoming/(2)(4)/        -    -     14   3.43        -       -     41,948       23,424
                   -----  ---     --  -----   ------   -----    -------      -------

Total                  -    -     62  20.93   16,566   6,394    394,556      257,535
                   =====  ===     ==  =====   ======   =====    =======      =======

/(1)/ The Company has interests in 26 producing wells in Australia of which 16 are connected to a pipeline system, while production from the remaining wells is being flared at the wellhead during the de-watering process. An additional ten wells are awaiting completion and/or connection to a gathering system. All of the wells are located in the Fairview area in the southern portion of ATP 526. Undeveloped acreage does not include approximately 1.5 million acres covered by ATPs, of which TOGA holds 100%, and approximately 810,000 acres on ATP 526, all of which are not included in petroleum leases.

/(2)/ The Company's domestic undeveloped leases have various primary terms ranging from five to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company.

/(3)/ In order to maintain certain acreage held under leases in Moffat County, the Company is required to drill two wells commencing no later than July 15, 2001.

/(4)/ In order to maintain certain acreage held under leases related to the Hanna Basin project in Wyoming, the Company will be required to participate for its share of costs of a drilling commitment of ten wells to be drilled during the development phase of the project beginning September 1, 2001 and ending August 31, 2002. Options to extend the development phase for three years would require ten wells to be drilled each year. A total of 76 wells will have to be drilled to earn all of the acreage.

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled by the Company during the three months ended December 31, 2000 and in fiscal years 2000, 1999, and 1998 is as follows:

                                      Australia     United States       Total
                                     -----------    --------------   -----------
                                     Gross   Net    Gross     Net    Gross   Net
                                     -----  -----   -----    -----   -----  -----
December 31, 2000
  Wells drilled (productive)
     Exploratory(1)                      -      -       6     2.94       6   2.94
     Development                         -      -       -        -       -      -
                                     -----  -----   -----    -----   -----  -----
  Total Wells Drilled                    -      -       6     2.94       6   2.94
                                     =====  =====   =====    =====   =====  =====

September 30, 2000
  Wells drilled (productive)
     Exploratory                         -      -       1      .49       1    .49
     Development                         5   2.97       4      .24       9   3.21
                                     -----  -----   -----    -----   -----  -----
  Total Wells Drilled                    5   2.97       5      .73      10   3.70
                                     =====  =====   =====    =====   =====  =====

September 30, 1999
  Wells drilled (productive)
     Exploratory                         -      -       -        -       -      -
     Development                         5   2.79       3      .01       8   2.80
                                     -----  -----   -----    -----   -----  -----
  Total Wells Drilled                    5   2.79       3      .01       8   2.80
                                     =====  =====   =====    =====   =====  =====

September 30, 1998
  Productive wells drilled
     Exploratory                         -      -       4     1.52       4   1.52
     Development                         -      -       1      .05       1    .05

  Dry holes drilled (exploratory)        -      -       2     1.25       2   1.25
                                     -----  -----   -----    -----   -----  -----

  Total wells drilled                    -      -       7     2.82       7   2.82
                                     =====  =====   =====    =====   =====  =====

(1) Further testing of these productive wells is required in order to determine if they are economic.


PRODUCTION

The following table summarizes information regarding Tipperary's net gas and oil production for October 1 through December 31, 2000 and for each of the fiscal years in the three year period ended September 30, 2000.

Australia                   Quantities Sold         Average Sales Price
---------                ----------------------     -------------------        Average
                             Gas          Oil         Gas         Oil        Lifting Cost
                          (Mcf)/(1)/     (Bbl)       (Mcf)       (Bbl)       Per Mcf/(2)/
                         -----------    -------     -------     -------     --------------
October through
 December 2000             466,000            -     $  1.13           -     $         0.83
  2000                   1,606,000            -     $  1.27           -     $         0.87
  1999                     904,000            -     $  1.32           -     $         0.96
  1998                     371,000            -     $  1.22           -     $         1.28




United States                Quantities Sold        Average Sales Price
-------------            ----------------------     -------------------        Average
                             Gas          Oil         Gas         Oil        Lifting Cost
                            (Mcf)        (Bbl)       (Mcf)       (Bbl)         Per Mcf
                         -----------    -------     -------     -------     --------------
October through
 December 2000              31,000        3,000     $  5.75     $ 30.33     $         1.40
  2000                     711,000      192,000     $  2.76     $ 23.63     $         1.52
  1999                   1,183,000      352,000     $  1.68     $ 13.15     $         1.13
  1998                   1,320,000      426,000     $  1.72     $ 14.63     $         1.12

/(1)/ Excludes the Company's share of total volumes produced but not sold from the Comet Ridge project in Queensland, Australia. Production of 156,000 Mcf during the transition period ended December 31, 2000 and 594,000 Mcf during fiscal 2000, 462,000 Mcf during fiscal 1999 and 607,000 Mcf during fiscal 1998 was consumed in operations or flared at the wellhead from wells not connected to the gathering system and in the de-watering process.

/(2)/ The average lifting cost per Mcf for gas sales from the Comet Ridge project in Australia has decreased with increasing sales volumes. The Company believes that operating costs for this project can be further reduced and is currently involved in litigation with the operator of the project concerning this and other matters. See Note 11 to the Consolidated Financial Statements.

MAJOR CUSTOMERS AND SALES CONTRACTS

In Australia, the Company began selling gas under short-term gas contracts in February 1998. In September 1998, the Company entered into a five-year, fixed-price contract (adjusted for inflation) with ENERGEX Retail Pty Ltd (fka Allgas Energy Ltd), an unaffiliated customer, to supply up to approximately 5,500 Mcf of gas per day beginning in January 1999. A new five-year contract was entered into with ENERGEX effective June 1, 2000, calling for gas quantities in addition to those being delivered under the first contract. The new contract provides for a higher fixed price (adjusted for inflation) and calls for increasing gas volumes up to a potential of 10-15 million cubic feet per day.

In the past, the Company has sold its domestic oil and gas production to numerous purchasers, generally under short-term contracts. Tipperary had domestic sales in excess of 10% of total U.S. revenues to three unaffiliated oil and gas customers during fiscal 2000 totaling 48%, three unaffiliated oil and gas customers during fiscal 1999 totaling 45%, and three unaffiliated oil and gas customers during fiscal 1998 totaling 43%. Due to the sale of most of its domestic assets, all of the Company's domestic sales during the transition period ended December 31, 2000 were to two unaffiliated oil and gas customers. In Australia, the Company is currently selling 100% of its gas to ENERGEX.

Since numerous purchasers compete to purchase both oil and gas from the Company's properties in both the United States and Australia, the Company does not believe that the loss of any single existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices. Nonpayment by such purchasers, however, could adversely affect operating results.

PRICING

Oil and natural gas prices are subject to significant fluctuations. Natural gas prices in the United States fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily upon worldwide supply and demand. The majority of the Company's domestic gas sales have been through "percentage of proceeds" contracts with gas processing plant owners, whereby the Company receives various percentages of both residue gas and plant liquids sales proceeds. Residue gas sold by the respective gas processing plant owner under these contracts may be sold at "spot" prices or longer term contract prices. The Company has used derivatives to hedge risks associated with the volatility of oil and gas prices. None of the Company's production has been hedged since fiscal 2000. See the discussion of hedging activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

COMPETITION AND OTHER RISKS

Tipperary competes with a number of other potential purchasers of coalbed methane properties, many of which have greater financial and human resources than the Company. The ability of the Company to replace reserves produced will be dependent on the Company's ability to develop its existing coalbed methane resources and/or select, acquire and develop a sufficient number of suitable coalbed methane properties.

This report contains certain statements of future business plans and objectives and statements in Part I and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may be considered forward-looking. These forward-looking statements are subject to risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The operations of the Company, both domestically and internationally, are subject to risks including, but not limited to, all of the risks that are encountered in the drilling and completing of wells, along with standard risks of oil and gas operations, uninsured hazards, volatile oil and gas prices, foreign exchange rate risk and uncertain markets and governmental regulation. For a discussion of these and other risks which relate to the forward-looking statements contained herein, please see "Risk Factors" in the Company's Registration Statement on Form S-3, SEC File No. 333-56944, which discussion is incorporated herein by reference, along with other cautionary statements in this report.

PROVED OIL AND GAS RESERVES

Supplementary information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for the transition period ended December 31, 2000 and for fiscal 2000, 1999 and 1998 is included in Note 13 to the Company's Consolidated Financial Statements herein.

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

Environmental Matters. The Company's business activities are subject to federal, state and local environmental laws and regulations. The existence of these regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. The Company will continue to monitor environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

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

State of Queensland Regulations. The regulation of exploration and recovery of oil and gas within Queensland is governed by state-level legislation. This legislation regulates access to the resource, construction of pipelines and the royalties payable. There is also specific legislation governing cultural heritage, native title and environmental issues. Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the Environmental Protection Act and any condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The cost to comply with the foregoing regulations cannot be estimated at this time, although management believes that costs will not be material and will not significantly hinder or delay the Company's plans in Australia.

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

EMPLOYEES

At December 31, 2000, the Company employed 12 persons on a full-time basis, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3.  LEGAL PROCEEDINGS

Information concerning material legal proceedings involving the Company is included in Note 11 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 1992. As of March 1, 2001, there were approximately 1,900 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

                          Transition
                         Period ended        Fiscal         Fiscal
                      December 31, 2000       2000           1999
                      -----------------  -------------  -------------
                       High        Low    High    Low    High    Low
                      ------      -----  ------  -----  ------  -----
December 31           $ 3.75      $3.00  $ 1.63  $1.00  $ 2.13  $0.88
March 31                 N/A        N/A  $ 4.06  $1.19  $ 1.88  $0.69
June 30                  N/A        N/A  $ 3.69  $2.13  $ 1.94  $0.56
September 30             N/A        N/A  $ 4.25  $3.25  $ 1.63  $1.00

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

This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-KSB, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

GENERAL

At December 31, 2000, estimates of Tipperary's total proved oil and gas reserves were 324,000 barrels and 268 Bcf, respectively. While reserve volumes remained relatively flat compared to the volumes reported as of September 30, 2000, the standardized measure of discounted future net cash flows increased by $9,038,000. Using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, total discounted future after tax net cash flows were estimated to be $84,912,000 as of December 31, 2000, compared to $75,874,000 at September 30, 2000. The increase was attributable to higher period-end prices in both the U.S. and Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity during the past few years have been primarily from debt and equity financing and sales of producing properties. Tipperary has used these cash flows to pay off outstanding bank debt and for exploration and development operations including the acquisition of additional interests in the Comet Ridge project in Queensland, Australia. Remaining funds were invested in domestic properties, most notably in the Hanna Basin coalbed methane project in Wyoming, in which the Company owns a non-operated 49% working interest, and undeveloped oil and gas leasehold interests in Colorado.

With the substantial reduction in cash flow from operations following the sale of a majority of the Company's U.S. producing oil and gas assets during fiscal 2000 (see Note 3), there is not sufficient cash flow from operations to support Tipperary's overhead and other ongoing cash needs over the next year. In addition, the Company's cash on hand will not be sufficient to cover anticipated capital expenditures in excess of those to be financed by TCW Asset Management Company ("TCW"), discussed below. The Company is evaluating various transactions which would enable it to meet the aforementioned cash funding needs, including additional debt financing, sales of common stock and asset sales. Tipperary's majority (54.1%) shareholder, Slough Estates USA, Inc. ("Slough"), has committed to increase its equity ownership in Tipperary, if required to meet Tipperary's cash flow requirements.

Transition Period

At December 31, 2000, the Company owed Slough $11,906,000, consisting of a corporate loan of $7,500,000 and a project-financing loan of $4,406,000, which was used to finance the Company's share of an eight-well drilling program on the Comet Ridge project during fiscal 1999 and fiscal 2000. The Company repaid the project-financing loan in February 2001, using the initial proceeds of a financing agreement with TCW discussed below. Since December 31, 2000, the Company has borrowed an additional $4.5 million under the corporate loan agreement with Slough, increasing the total amount owed to Slough to $12 million as of March 31, 2001. The promissory note for $12 million matures March 31, 2003 and bears interest at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 10.16% at December 31, 2000.

In February 2001, the Company received an initial loan advance of $7.5 million under a $17 million borrowing facility with TCW ("Credit Agreement"). Proceeds from this initial advance were used to repay Slough for the Comet Ridge project-financing loan of $4,406,000, pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project and pay approximately $240,000 of expenses related to the financing. The balance of $1,354,000 is to be used as working capital for lender-approved purposes. Of the $9.5 million remaining under the credit facility, about $5 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects.

Tipperary proposed the 20-well drilling program to the other owners in July 2000 and estimated the cost at approximately $10 million. The Company subsequently received Authorities for Expenditure ("AFEs") from the Operator with estimated costs of $15 million. If the operator is unable to complete the project below the AFE costs, Tipperary's share of the $5 million difference, or almost $3.1 million, will have to be funded from other sources, as Tipperary does not have internal sources of capital at this time to cover increased drilling and completion costs. With the approval of TCW, the working capital available from the initial $7.5 million funding could be used to cover a portion of any excess capital costs.

The obligation to repay the TCW advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to a 6% overriding royalty from the gross project revenues received by Tipperary's 90%-owned subsidiary, Tipperary Oil & Gas Australia Pty Ltd ("TOGA"). Upon payment of the loan in full, TCW has the option to sell this interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Tipperary has the right to purchase the interest from TCW when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment. Principal payments on the TCW financing will be due quarterly in an amount equal to the greater of a percentage of cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance on the notes is due and payable in full on March 30, 2006.

During the three-month transition period, the Company realized $781,000 in cash flow from operations and net receipts of $881,000 from financing and invested $4.5 million in capital expenditures. The majority of these expenditures were for drilling costs in the Hanna Basin exploration project in Wyoming and for acreage acquisitions in Colorado. Just under $2 million was invested for development costs of the Comet Ridge project and for Tipperary's separate exploration activities on its 100%-owned ATPs in Queensland, Australia. See
Note 13 to the Consolidated Financial Statements for further information on these oil and gas property costs.

In November 2000, TOGA entered into an agreement to acquire a drilling rig from a manufacturer in Italy. The EURO 1,600,000 purchase price of the rig is secured with an irrevocable letter of credit issued by the Company's bank to the manufacturer. Tipperary also entered into a foreign exchange contract with the bank to purchase EURO 1,600,000 for US $1,397,000. The foreign exchange contract is secured by cash collateral of $1,450,000, plus accrued interest, held in an investment account.

In addition, TOGA entered into an Agreement for Hire ("Lease Agreement") with a drilling contractor in Queensland, Australia ("Lessee") to lease from TOGA the rig and other related equipment. The terms of the Lease Agreement provide that the Lessee will use the rig to drill on TOGA's ATPs and possibly on ATP 526. To the extent the rig is not being used for TOGA's drilling activities, it may, with TOGA's consent, be used by the Lessee to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well. No interest or finance charge accrues on the lease, but the Company will benefit from reduced costs to drill each well on ATP 526 or the TOGA's ATPs. In the case of drilling on the Comet Ridge project, the Company's co-owners will also benefit from their proportionate share of the cost reduction. The lessee also received a two-year option to buy the rig and related equipment at TOGA's net cost.

On January 18, 2001, TOGA entered into a financing agreement with Slough which provides that Slough advance payments to TOGA toward Slough's purchase of the rig on or before March 31, 2001. TOGA will lease the rig from Slough at TOGA's total cost, estimated to be approximately $2,500,000. The advances bear interest at a rate of 10% per annum. Payments will be due monthly for rents received from the drilling contractor during the month and for accrued interest on the balance of aggregate advances less rent installments. Slough made separate advances of $1,500,000 and $1,000,000 to Tipperary during January 2001.

Fiscal 2000

During fiscal 2000, financing transactions provided cash inflows of almost $14,000,000. Total borrowings of $1,585,000 were received from Slough in connection with the December 1998 Comet Ridge financing arrangement. Slough also provided equity proceeds of $10,000,000 in connection with a transaction that closed on December 23, 1999, and included $1,200,000 of value assigned to warrants Slough received to acquire 1,200,000 shares of common stock at $2.00 per share. See Note 2 to the Consolidated Financial Statements. The Company incurred costs of $111,000 related to this equity transaction. Tipperary also received $2,400,000 from the sale of stock and issuance of warrants to two individual investors in connection with financing the acquisition of additional interests in the Comet Ridge project. Net of expenses of sale, the Company received approximately $17,000,000 from the sale of conventional oil and gas properties in the U.S. during the fiscal year ended September 30, 2000. See Note 3 to the Consolidated Financial Statements.

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

Remaining funds were invested primarily in coalbed methane exploration and development activities in the Comet Ridge project and in the Hanna Basin project. Capital expenditures in Australia included the acquisition of additional interests in the Comet Ridge project for approximately $3,300,000 in cash and 1,463,000 shares of the Company's common stock valued at $2,911,000. Other capital expenditures in Australia included approximately $1.4 million of drilling and completion costs associated with an eight-well drilling program on the Comet Ridge project, which began in fiscal 1999, and $1.3 million of drilling costs for a seven-well drilling program commenced during 2000. Tipperary spent an additional $1.4 million for other ongoing capital expenditures on the Comet Ridge project and approximately $500,000 for initial exploration activities on two of its own ATPs, including the commencement of drilling of one well each on ATP 655 and ATP 675.

Domestic capital expenditures totaled $2.3 million dollars of which approximately $1,300,000 was expended for acquisition and drilling costs of the Hanna Basin project. Additionally, the Company incurred approximately $400,000 in acquisition costs for undeveloped acreage in Colorado. The remainder of the total capital expenditures was incurred in connection with various other oil and gas development projects, including activities in the West Buna area in east Texas, and for other corporate expenditures.

Fiscal 1999

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

Fiscal 1998

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

Use of Derivatives

Tipperary has used derivatives to hedge a portion of its crude oil and natural gas production from U.S. properties. The Company has in recent years hedged portions of its crude oil sales primarily through swap agreements with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually receives a floor price but retains 50% of price increases above the floor. During fiscal 2000, the Company hedged a total of 45,000 barrels (approximately 23%) of its oil production. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 2000, 1999 and 1998 were ($285,000), ($200,000), and
$507,000, respectively. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. None of the Company's production has been hedged since fiscal 2000.

During the 2000 transition period, Tipperary entered into a foreign exchange contract to purchase Euro 1,600,000 for US $1,397,000. The impact this hedge will have on the Company's reported results of operations and financial condition is described in Note 1 to the Consolidated Financial Statements. The Euros will be used to acquire a drilling rig discussed above under Transition Period.

Income taxes

The Company does not expect to pay income taxes in the near term. In the United States, the utilization of net operating loss carryforwards will reduce the Company's effective federal tax rate from approximately 35% to approximately 2% in years when the Company generates taxable income. The carryforwards total approximately $26 million as of December 31, 2000, and expire over the period from fiscal 2001 through fiscal 2020. The Company has not generated taxable income in Australia and with its loss carryforwards does not expect to generate taxable income in Australia in the near term. The Company has recorded a $12.6 million asset for the future benefit of its carryforwards and other tax benefits. As of December 31, 2000, this asset was completely offset by a valuation allowance based upon management's projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends will likely require periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in the allowance is appropriate. See
Note 10 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Transition Period to the Quarter Ended December 31, 1999

Unless otherwise indicated, all of the discussion in this section first discusses the three-month transition period ended December 31, 2000 and compares it to the corresponding quarter ended December 31, 1999.

The Company incurred a net loss of $1,120,000 compared to a net loss of $1,000. Revenues decreased to $864,000 from $2,919,000. The increased loss and decrease in revenue resulted from the sale of most of the Company's U.S. oil and gas properties at the end of fiscal 2000.

Gas sales in Australia from the Company's interest in the Comet Ridge project increased to $525,000 from $422,000. The increase was attributable to a 47% increase in sales volumes to 466 MMcf which was partially offset by an average price decrease of 16% to the U.S. dollar equivalent $1.13 per Mcf from $1.34 per Mcf. The effective price decrease was caused by the 17% decline in the value of the Australian dollar against the U.S. dollar between these two three-month periods.

The most meaningful comparison for domestic operations can be made excluding properties that have been sold. In the remaining West Buna field, oil and gas sales increased to $295,000 from $217,000. Prices received from these gas sales increased 105% to $6.02 per Mcf from $2.93 per Mcf. Average oil prices increased 34% to $30.15 per barrel from $22.48 per barrel. Oil and gas volumes sold each declined approximately 20% as a result of naturally declining production rates.

Operating expenses for the Comet Ridge project increased to $385,000, or $.83 per Mcf, from $339,000, or $1.07 per Mcf. Increased sales volumes aided the per Mcf decrease as did the decreased Australian dollar exchange rate. Operating expenses for the West Buna field increased to $70,000 or $1.33 per equivalent Mcf from $62,000 or $0.94 per equivalent Mcf due to an increase in production taxes resulting from higher revenues.

General and administrative expenses were $1,170,000 compared to $669,000. Most of the increase was attributable to increases in costs of ongoing litigation regarding the Comet Ridge project. In addition, during the 1999 period, the Company was able to reduce general and administrative costs by $161,000 for overhead reimbursements received as operator of U.S. properties. No overhead reimbursements were received after the sale of these properties.

Depreciation, depletion and amortization ("DD&A") expense decreased to $225,000 from $437,000 largely due to the decreased sales volumes in the U.S. after the sale of properties. In Australia, the DD&A rate was reduced to $.23 per Mcf from $.32 per Mcf as a result of an approximately doubling of proved reserves and despite costs added to the full cost pool. In the United States, DD&A expense decreased in the transition period but the rate per equivalent Mcf increased to $1.30 from $0.59. This rate increase was the result of approximately $2.6 million of costs added to the full cost pool and a decrease in undeveloped costs excluded from the DD&A calculation in the three months ended December 31, 2000.

Interest expense decreased to $302,000 from $544,000, mostly due to decreased long-term debt outstanding.

Foreign currency exchange gains were $32,000 in the 2000 period compared to a loss of $1,000 in the 1999 three- month period.

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

Operating expenses decreased $354,000, or 8%, to $4,233,000 from $4,587,000. Operating expenses attributable to the Comet Ridge project increased $535,000, or 61%, to $1,405,000 from $870,000. While the Company reported higher operating expenses, the average lifting cost for the Comet Ridge project decreased 9%, to $.87 per Mcf from $.96 per Mcf due to significantly increased sales volumes. Tipperary believes that operating and capital expenditures for the Comet Ridge project should be substantially reduced and is in litigation with the operator of the project concerning this and other matters. See Note 11 to the Consolidated Financial Statements.

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

At September 30, 2000, Tipperary recorded a $557,000 impairment of prepaid drilling costs for prepayments. Because the Company was unable to obtain assurance from the operator that the work will either be completed or the payments refunded, Tipperary wrote off these prepayments and recorded the impairment charge. As indicated above, Tipperary is in litigation with the operator of the Comet Ridge project. See Note 11 to the Consolidated Financial Statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth information as of March 1, 2001, with respect to each director:

David L. Bradshaw, 46, has been a director of the Company since January 23, 1990, and became President and Chief Executive Officer of the Company on January 16, 1996. Mr. Bradshaw, a certified public accountant, began his employment with the Company in January 1986, and has held various positions with the Company, including Chief Financial Officer and Chief Operating Officer, prior to his current position. Prior to joining the Company, Mr. Bradshaw was an officer and owner in a privately held oil and gas company.

Kenneth L. Ancell, 58, was elected to the Board of Directors on July 11, 1996, and became Executive Vice President -Corporate Development of the Company on October 17, 1999. For 17 years before joining the Company as an employee, Mr. Ancell was a petroleum engineer and a principal in a Houston-based consulting engineering firm. Prior to forming this consulting firm, Mr. Ancell was employed as a petroleum engineer by various energy companies developing coalbed methane projects. He has served as a senior project advisor for the United Nations' coalbed methane project in China, and was a Distinguished Lecturer on coalbed methane reserves for the Society of Petroleum Engineers. Mr. Ancell has expertise in oil and gas recovery processes and 20 years of coalbed methane experience.

Eugene I. Davis, 46, was elected to the Board of Directors on September 2, 1992. Mr. Davis had served as independent legal counsel to the Company from 1984 until 1992. Beginning in 1999, he has been Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a privately held consulting firm specializing in crisis and turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities. In January 2000, Mr. Davis became Chairman and Chief Executive Officer of Murdock Communications Corp., a NASDAQ listed company. In November 1999, Mr. Davis become a director of PhoneTel Technologies, Inc., a NASDAQ listed company. In May 1999, he was appointed the Chief Executive Officer of SmarTalk Teleservices, Inc. after the company filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. He was Chief Operating Officer of TotalTel USA Communications, Inc. in 1998. Both SmarTalk Teleservices, Inc. and TotalTel USA Communications, Inc. are NASDAQ listed companies. In addition, he is a director of Coho Energy, Inc., Edder-Burman Stoxes, Inc., Eagle Geophysical, Inc., and a member of the Board of Advisors of PPM America Special Investment Funds.

Douglas Kramer, 64, was elected to the Board of Directors on August 19, 1996. Mr. Kramer is Chairman and Director of Draper and Kramer, Inc., a real estate and mortgage banking company headquartered in Chicago. He is also Director of Slough Estates plc, a London-based property company. He is also Chairman and Director of Slough Estates USA Inc., a wholly-owned subsidiary of Slough Estates plc, which beneficially owned approximately 54.1% of the Company's Common Stock as of December 1, 2000.

Marshall D. Lees, 47, was elected to the Board of Directors on September 30, 1995. Mr. Lees joined Slough Estates plc in 1987 and is the Chief Executive Officer of Slough Estates North America, which includes Slough Estates USA Inc., and Slough Estates Canada Limited. He became an Executive Director of Slough Estates plc in 1998. He is also a Director of Charterhouse Group International, Inc. Prior to 1987, Mr. Lees held various management positions with Imperial Group plc and BAT (UK & Export) Ltd., in the United Kingdom.

Charles T. Maxwell, 69, has been a director of the Company since May 2000. Mr. Maxwell is senior energy analyst with Weeden & Co. of Greenwich, Connecticut, a member firm of the New York Stock Exchange serving institutional clients in the U.S. and abroad. He has also been a director of Lescarden, Inc. (OTC: LCAR), a biotechnology company, since April 1, 1997. Mr. Maxwell was formerly Vice Chairman and Senior Energy Strategist at Cyrus J. Lawrence, Inc., a member firm of the New York Stock Exchange, for 29 years, until his retirement in 1997.

D. Leroy Sample, 59, was elected to the Board of Directors on November 30, 2000. Mr. Sample was a business assurance partner in the international accounting firm of PricewaterhouseCoopers LLP in Chicago for 24 years until he retired in July 1999. He began his career with the firm in 1963. Mr. Sample is a certified public accountant.

                              EXECUTIVE OFFICERS

In addition to Messrs. Bradshaw and Ancell shown above, the following sets forth information with respect to the remainder of the Company's executive officers:

Jeff T. Obourn, 43, became employed as the Company's Vice President - Land on February 1, 1993, and was appointed Senior Vice President - Operations on January 16, 1996. From 1987 to 1993, Mr. Obourn was President of Obourn Brothers, Inc., of Englewood, Colorado, an oil and gas land brokerage business.

Lisa S. Wilson, 42, has been Chief Financial Officer of the Company since March 1, 1998. Ms. Wilson joined the Company as tax manager in 1991. From 1985 to 1990, Ms. Wilson, a certified public accountant, was employed in public accounting, most recently as tax manager in the Dallas, Texas, office of Price Waterhouse.

Roger C. Wiggin, 42, became employed as the Company's Vice President - Exploration and Development on April 1, 1997. From 1983 until joining the Company in 1997, Mr. Wiggin was employed by Mitchell Energy and Development Corporation, The Woodlands, Texas, as a geologist. Prior experience also includes a position with Chevron USA, in Denver.

Larry G. Sugano, 47, a petroleum engineer, was employed by the Company as its Engineering Manager on October 10, 1994. Mr. Sugano held that position until he became Vice President - Engineering on January 24, 1995. Mr. Sugano was employed by Graham Royalty, Ltd., Denver, Colorado, as District Manager from 1991-1993 and as Senior Petroleum Engineer from 1984 to 1991.

There are no family relationships between or among the executive officers and nominees to the Board of Directors of the Company. There are no arrangements or understandings between any of the directors or nominees or any other person pursuant to which any person was or is to be elected as a director or nominee.

ITEM 10.   EXECUTIVE COMPENSATION

The table below presents the compensation awarded to, earned by, or paid to the Company's President and Chief Executive Officer, its Executive Vice President - Corporate Development, its Senior Vice President - Operations and its Chief Financial Officer for the 12 months ended December 31, 2000 ("Calendar 2000") and for each of the fiscal years ended September 30, as indicated. No other executive officer of the Company received total annual salary and bonus for each year in excess of $100,000.

                                            Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------------
                                                       Annual Compensation                      Long-Term
                                                                                               Compensation
                                        --------------------------------------------------     ------------
                                                                                                  Awards
                                                                                               ------------
                                                                                                Securities
                                                                                                Underlying
                                                                              Other Annual      Options &        All Other
                                         Fiscal                                  Compen-         Warrants         Compen-
Name and Principal Position               Year        Salary       Bonus      sation/(1)/       /SARs/(2)/      sation/(3)/
---------------------------------------------------------------------------------------------------------------------------
                                        Calendar
David L. Bradshaw,                        2000       $218,077     $50,000           -            100,000          $5,250
                                        -----------------------------------------------------------------------------------
                                         Fiscal
                                          2000       $218,077     $50,000           -            100,000          $3,428
                                        -----------------------------------------------------------------------------------
President & Chief Executive Officer      Fiscal
                                          1999       $181,731     $   -             -             50,000          $1,503
                                        -----------------------------------------------------------------------------------
                                         Fiscal
                                          1998       $181,731     $50,000           -                -            $4,809
---------------------------------------------------------------------------------------------------------------------------
                                        Calendar     $185,000     $40,000           -                -               -
Kenneth L. Ancell,                        2000
                                        -----------------------------------------------------------------------------------
Executive Vice President-                Fiscal
Corporate Development                     2000       $169,583         -             -            200,000             -
---------------------------------------------------------------------------------------------------------------------------
                                        Calendar     $129,808     $15,000           -                -            $3,079
                                          2000
                                        -----------------------------------------------------------------------------------
Jeff T. Obourn,                          Fiscal
                                          2000       $129,808     $15,000           -                -            $2,608
                                        -----------------------------------------------------------------------------------
Sr. Vice President -                     Fiscal
Operations                                1999       $124,615     $25,000           -             40,000          $1,348
                                        -----------------------------------------------------------------------------------
                                         Fiscal
                                          1998       $119,423     $20,000           -             25,000          $2,984
---------------------------------------------------------------------------------------------------------------------------
                                        Calendar     $107,865     $15,000           -             10,000          $2,457
                                          2000
                                        -----------------------------------------------------------------------------------
Lisa S. Wilson,                          Fiscal
                                          2000       $106,615     $10,000           -                -            $1,607
                                        -----------------------------------------------------------------------------------
Chief Financial Officer                  Fiscal
                                          1999       $103,077     $10,000           -             30,000          $1,062
---------------------------------------------------------------------------------------------------------------------------

/(1)/ In addition to amounts listed, the Company furnished other various benefits, the value of which are not reported in this column because the Company has concluded that the aggregate amount of these benefits is less than 10% of cash compensation paid.

/(2)/ No SARs were granted to any of the named officers during the last three years. Includes securities underlying a warrant granted to Mr. Ancell on September 24, 1999 in connection with his employment effective October 17, 1999.

/(3)/ Represents the Company's matching contribution to the Section 401(k)
      Retirement Savings Plan.


EMPLOYMENT AGREEMENTS

On October 17, 1999, the Company entered into a three-year employment agreement with Kenneth L. Ancell for the position of Executive Vice President - Corporate Development, providing for, among other things, minimum compensation at the rate of $185,000 per year. In addition, Mr. Ancell may receive a performance bonus equal to 20-25% of his basic compensation if he and the Company achieve such performance goals as may reasonably be set in the discretion of management of the Company. The employment agreement provides that in the event Mr. Ancell's employment is terminated by the Company without cause, other than as a result of death or disability, Mr. Ancell will be entitled to any unpaid compensation and bonus, if any, accrued through the date of termination plus compensation which accrues for six months following the end of the employment term. The Company does not have employment agreements with any of its other officers.

The following table sets forth certain information with respect to stock warrants and options granted to the named executive officers during the calendar year ended December 31, 2000:

                       Warrant and Option/SAR Grants in Last Calendar Year
-----------------------------------------------------------------------------------------------------
                                           Individual Grants
-----------------------------------------------------------------------------------------------------
                                          Percent of
                     Number of              Total
                     Securities        Warrant/Options     Exercise
                     Underlying          Granted to         or Base
                  Warrants/Options      Employees in         Price
Name                  Granted           Calendar Year      ($/share)            Expiration Date
-----------------------------------------------------------------------------------------------------
David L.              100,000                91%             $1.50       2 years after termination of
Bradshaw                                                                          employment
-----------------------------------------------------------------------------------------------------
Lisa S. Wilson         10,000                 9%             $3.63                  10/2/10
-----------------------------------------------------------------------------------------------------

The following table sets forth information with respect to stock warrants and option exercises during the calendar year ended December 31, 2000, by the named executive officers and the value of such officer's unexercised stock options and warrants at December 31, 2000.

                       Aggregated Warrants and Option/SAR Exercises In Last Calendar Year
                             And Calendar Year-End Warrants and Option/SAR Values
-----------------------------------------------------------------------------------------------------------------
                                                        Number of Unexercised
                                                            Warrants and                Value of Unexercised In-
                                                        Options/SARs held at             the-Money Warrants and
                         Shares                               Calendar                        Options/SARs
                        Acquired                              Year End                   at Calendar Year End
                           on         Value       -----------------------------     -----------------------------
Name                    Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------
David L.                   -             -          523,567           33,333          $496,542         $ 58,333
Bradshaw
-----------------------------------------------------------------------------------------------------------------
Kenneth L.                 -             -          131,667          133,333          $116,667         $233,333
Ancell
-----------------------------------------------------------------------------------------------------------------
Jeff T. Obourn             -             -          151,667           13,333          $ 34,167         $ 23,333
-----------------------------------------------------------------------------------------------------------------
Lisa S. Wilson             -             -           61,400           20,000          $ 21,700         $ 17,500
-----------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

Directors who are officers or employees of the Company are not compensated for serving as directors or for attending meetings. During the calendar year ended December 31, 2000, the Company compensated its nonemployee, outside directors at the rate of $8,000 annually and $1,000 for each board meeting attended. Directors are not compensated for attendance at Board committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 1, 2001, regarding shares of the Company's Common Stock beneficially owned by each nominee for director, each executive officer and executive officers and directors as a group. Except as otherwise indicated, to the knowledge of the Company, each person has sole voting and investment power over his or her respective shares of Common Stock.

                     Name of Beneficial         Amount and Nature of
Title of Class              Owner               Beneficial Ownership     Percentage of Class/(1)/
=================================================================================================
Common Stock    David L. Bradshaw                       546,835  (2)                 2.2%
                Kenneth L. Ancell                       135,667  (3)                    *
                Eugene I. Davis                          65,000  (4)                    *
                Douglas Kramer                           40,000                         *
                Marshall D. Lees                         25,000  (5)                    *
                Charles T. Maxwell                       60,000                         *
                Jeff T. Obourn                          232,481  (6)                    *
                Lisa S. Wilson                           69,580  (7)                    *
                Larry G. Sugano                          58,782  (8)                    *
                Roger C. Wiggin                          47,962  (9)                    *
                D. Leroy Sample                           2,000                         *

                Executive officers and
                directors as a group, 11 in           1,283,307                      5.0%
*less than 1%   number
=================================================================================================

(1) Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2) Includes 523,567 shares issuable pursuant to options and warrants which are currently exercisable or exercisable within 60 days of March 1, 2001.

(3) Includes 131,667 shares issuable pursuant to a warrant which is currently exercisable or exercisable within 60 days of March 1, 2001.

(4) Represents 65,000 shares issuable pursuant to a warrant which is currently exercisable or exercisable within 60 days of March 1, 2001.

(5) Represents 25,000 shares issuable pursuant to a warrant which is currently exercisable or exercisable within 60 days of March 1, 2001.

(6) Includes 151,667 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.

(7) Includes 61,400 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.

(8) Includes 55,000 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.

(9) Includes 30,000 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.

Based solely upon a review of Forms 3 and 4 furnished to the Company during the transition period and through February 28, 2001, and Forms 5 with respect to such periods, the Company is unaware of any officer, director or beneficial owner who failed to file any reports timely as required by Section 16 of the Securities Exchange Act of 1934.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of March 1, 2001, regarding the beneficial ownership of the voting securities of the Company by persons and entities known by the Company to beneficially own more than 5% of the outstanding Common Stock. Except as otherwise indicated, to the knowledge of the Company, each person or entity whose name appears below has sole voting and investment power over its respective shares of Common Stock.

Name and Address of                     Amount and Nature of
Beneficial Owner                        Beneficial Ownership            Percentage of Class
-------------------------------------------------------------------------------------------
Slough Estates USA Inc. /(1)/                     13,228,034/(2)/                     54.1%
33 West Monroe Street
Chicago, Illinois  60603


/(1)/ Slough Estates USA Inc. ("Slough"), a Delaware corporation, is a wholly-owned, U.S. subsidiary of Slough Estates plc ("SEL"). The board of directors of SEL ultimately exercises voting and dispositive power with regard to the shares of the Company's Common Stock. SEL is a publicly held limited liability company, whose principal office is located at 234 Bath Road, Trading Estate, Slough SL1 4EE, England.

/(2)/ Includes 216,571 shares held as collateral for a loan due from the estate of a former director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 23, 1999, the Company closed a financing transaction with Slough for the purchase of 6,329,114 shares of the Company's 1999 Series A Convertible Cumulative Preferred Stock for $10,000,000, or $1.58 per share. At closing Slough converted 2,900,000 shares of the convertible preferred stock into 2,900,000 shares of restricted common stock. Also, at the closing, the Company issued Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 23, 2001 and ending December 23, 2009. The Company used $4,000,000 of proceeds from this financing to reduce bank debt from $11,800,000 to $7,800,000. The remaining proceeds from the financing have been used for general corporate purposes. Effective February 29, 2000, Slough converted the remaining shares of preferred stock into 3,429,114 shares of restricted common stock. During the quarter ended June 30, 2000, the Company paid a cash dividend of approximately $79,000 to Slough for the period the preferred shares were outstanding.

Related party debt due Slough at December 31, 2000, included a corporate loan in the amount of $7,500,000 and a project financing loan with a balance of $4,406,000. Interest is due quarterly on the $7.5 million note at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 10.16% at December 31, 2000. Subsequent to December 31, 2000, Slough loaned the Company an additional $4,500,000. Tipperary executed a new note for $12 million due and payable March 31, 2003 which replaced the previous note. The Comet Ridge project financing loan was repaid using loan proceeds from TCW in February 2001.

On January 18, 2001, TOGA entered into a financing agreement with Slough which provides that Slough advance payments to TOGA toward the purchase of a rig from TOGA and for TOGA to lease the rig from Slough at TOGA's total cost, estimated to be $2,500,000. See Note 11 to the Consolidated Financial Statements. The advance bears interest at a rate of 10% per annum. Payments will be due monthly for any all rents received from the drilling contractor during the month and for accrued interest on the balance of aggregate advances less rent installments. Slough made two advances to Tipperary toward the purchase price in January 2001.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)  The following documents are filed as a part of the report:

     For a list of financial statements and financial statement schedules, see "Index to Consolidated Financial Statements" which is part of the Financial Statements and Supplementary Data which follow page 26 and are incorporated herein by reference.

(b) On November 30, 2000, the Company filed a Current Report on Form 8-K disclosing its decision to change its fiscal year end from September 30 to December 31, and its intention to file a transition report on Form 10-KSB covering the transition period from October 1, 2000 through December 31, 2000.

(c)  Exhibits:

     For a list of exhibits, see "Exhibits" on page 24 and is incorporated herein by reference.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIPPERARY CORPORATION


Date   April 2, 2001                  By    /s/ David L. Bradshaw
       -------------                    ----------------------------------------
                                            David L. Bradshaw, President,
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints David L. Bradshaw as such person's true and lawful attorney-in-fact and agent (the "Attorney-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


/s/ David L. Bradshaw      President, Chief Executive Officer      April 2, 2001
-------------------------  and Chairman of the Board of Directors
David L. Bradshaw


/s/ Lisa S. Wilson         Chief Financial Officer and Principal   April 2, 2001
-------------------------  Accounting Officer
Lisa S.  Wilson


/s/ Kenneth L. Ancell      Executive Vice President - Corporate    April 2, 2001
-------------------------  Development and Director
Kenneth L. Ancell


/s/ Eugene I. Davis        Director                                April 2, 2001
-------------------------
Eugene I. Davis


/s/ Douglas Kramer         Director                                April 2, 2001
-------------------------
Douglas Kramer


/s/ Marshall D. Lees       Director                                April 2, 2001
-------------------------
Marshall D. Lees


/s/ Charles T. Maxwell     Director                                April 2, 2001
-------------------------
Charles T. Maxwell


/s/ D. Leroy Sample        Director                                April 2, 2001
-------------------------
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

3.12 Statement of Resolution Establishing a Series of Shares dated December 23, 1999, filed as Exhibit 3.12 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

4.59 Loan Agreement Promissory Note dated December 22, 1998, in the amount of $6,000,000 between Registrant and Slough Estates USA Inc., filed as
          Exhibit 4.59 to Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference.

4.60 Security Agreement dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.60 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.

4.61 Pledge of Stock dated December 22, 1998, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.61 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.

4.66 Credit Agreement among Tipperary Corporation as Borrower, Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of April 28, 2000, filed as Exhibit 4.66 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

4.67 Promissory Note dated December 19, 2000, in the amount of $7,500,000 issued by Registrant to Slough Estates USA Inc.

4.68 Second Amendment to Security Agreement dated December 19, 2000, between the Registrant and Slough Estates USA Inc.

10.51 Tipperary Corporation 1997 Long-Term Incentive Plan filed as Exhibit A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on January 28, 1997, filed as Exhibit 10.51 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.58 Warrant to Purchase the Registrant's common stock dated December 22, 1998, issued to Slough Estates USA Inc., filed as Exhibit 10.58 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.

                                   EXHIBITS

Number    Description
------    -----------
10.59 Subscription Agreement to purchase Registrant's common stock dated December 22, 1998, between Registrant and Slough Estates USA Inc., filed as Exhibit 10-59 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.

10.60 Warrant to Purchase the Registrant's common stock dated December 23, 1999, issued to Slough Estates USA Inc., filed as Exhibit 10.60 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

10.61 Registration Rights Agreement between Tipperary Corporation and Slough Estates USA Inc., dated December 23, 1999, filed as Exhibit 10.61 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

10.62 Purchase and Sale Agreement dated January 14, 2000, between Ray W. Williams as Seller and Tipperary Corporation as Buyer, filed as
          Exhibit 10.62 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.63 Purchase and Sale Agreement dated January 14, 2000, between William I. Isaac as Seller and Tipperary Corporation as Buyer, filed as Exhibit
          10.63 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.64     Purchase and Sale Agreement dated February 11, 2000, between William
          D. Kennedy as Seller and Tipperary Corporation as Buyer, filed as
          Exhibit 10.64 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.65 Registration Rights Agreement between Tipperary Corporation and Ray W. Williams, dated February 10, 2000, filed as Exhibit 10.65 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.66 Registration Rights Agreement between Tipperary Corporation and William I. Isaac, dated February 10, 2000, filed as Exhibit 10.66 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.67 Registration Rights Agreement between Tipperary Corporation and William D. Kennedy, dated February 11, 2000, filed as Exhibit 10.67 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.68     Registration Rights Agreement between Tipperary Corporation and James
          H. Marshall, dated February 9, 2000, filed as Exhibit 10.68 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.69     Registration Rights Agreement between Tipperary Corporation and James
          F. Knott, dated February 9, 2000, filed as Exhibit 10.69 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.70 Warrant to Purchase the Registrant's common stock dated February 9, 2000, issued to James H. Marshall, filed as Exhibit 10.70 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

10.71 Warrant to Purchase the Registrant's common stock dated February 9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

                                   EXHIBITS

Number    Description
------    -----------
10.72 Purchase and Sale Agreement dated April 12, 2000, between Tipperary Oil & Gas Corporation as Seller and Nance Petroleum Corporation as Buyer, filed as Exhibit 10.72 to Form 8-K dated May 18, 2000, and incorporated herein by reference.

10.73 Purchase and Sale Agreement dated July 21, 2000, between Elisa A. Stoner as Seller and Tipperary Corporation as Buyer, filed as Exhibit
          10.73 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.74 Registration Statement Agreement between Tipperary Corporation and Elisa A. Stoner dated July 21, 2000, filed as Exhibit 10.74 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.75 Purchase and Sale Agreement dated June 14, 2000, between Tipperary Oil & Gas Corporation as Seller, and Transrepublic Resources as Buyer, filed as Exhibit 10.75 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.76 Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) and ENERGEX Retail Pty Ltd (ACN 078 849 055) dated June 23, 2000, filed as Exhibit 10.763 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.77 Warrant to Purchase the Registrant's common stock dated May 3, 2000, issued to Charles T. Maxwell.

10.78 Warrant to Purchase the Registrant's common stock dated June 29, 2000, issued to Richard Barber.

10.79 Warrant to Purchase the Registrant's common stock dated November 30, 2000, issued to D. Leroy Sample.

23.1      Consent of PricewaterhouseCoopers LLP.

99.1 "Risk Factors" discussion from Registration Statement on Form S-3, SEC File No. 333-56944.

                    TIPPERARY CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

Report of Independent Accountants                                                                      F-2

Consolidated Balance Sheets
     as of December 31, 2000 and September 30, 2000 and 1999                                           F-3

Consolidated Statements of Operations
     for the Three Months ended December 31, 2000 and Years ended September 30, 2000, 1999 and 1998    F-4

Consolidated Statements of Stockholders' Equity
     for the Three Months ended December 31, 2000 and Years ended September 30, 2000, 1999 and 1998    F-5

Consolidated Statements of Cash Flows
     for the Three Months ended December 31, 2000 and Years ended September 30, 2000, 1999 and 1998    F-6

Notes to Consolidated Financial Statements                                                             F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tipperary Corporation:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at December 31, 2000 and September 30, 2000 and 1999, and the results of their operations and their cash flows for the period October 1, 2000 through December 31, 2000 and for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP


Denver, Colorado
March 30, 2001

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                             September 30,
                                                          December 31,    -------------------
ASSETS                                                        2000          2000       1999
                                                          ------------    --------   --------
Current assets:
  Cash and cash equivalents                               $      1,579    $  5,897   $    430
  Restricted cash                                                1,459           -          -
  Receivables                                                      987       1,515      1,525
  Inventory                                                          -           -        209
  Prepaid drilling costs                                         2,219       2,239          -
  Other current assets                                             212         340        899
                                                          ------------    --------   --------
     Total current assets                                        6,456       9,991      3,063
                                                          ------------    --------   --------

Property, plant and equipment, at cost:
  Oil and gas properties, full cost method                      67,833      63,342    136,562
  Other property and equipment                                   1,069       1,039      2,402
                                                          ------------    --------   --------
                                                                68,902      64,381    138,964

Less accumulated depreciation, depletion and
  amortization                                                 (22,402)    (22,176)   (95,642)
                                                          ------------    --------   --------
  Property, plant and equipment, net                            46,500      42,205     43,322
                                                          ------------    --------   --------


Noncurrent portion of deferred income taxes, net                     -           -      1,573
Other noncurrent assets                                            394         350         47
                                                          ------------    --------   --------
                                                          $     53,350    $ 52,546   $ 48,005
                                                          ============    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable - related party        $        317    $    353   $    174
  Accounts payable                                               3,312       2,137      1,780
  Accrued liabilities                                              296         397        592
  Production taxes payable                                          43          58         46
  Royalties payable                                                232         205        201
                                                          ------------    --------   --------
     Total current liabilities                                   4,200       3,150      2,793
                                                          ------------    --------   --------

Long-term debt                                                       -           -     11,800
Long-term notes payable - related party                         11,589      10,633      9,465
Commitments and contingencies (Note 11)

Minority interest                                                   42         128        495

Stockholders' equity:
  Preferred stock:
     Cumulative, $1.00 par value.  Authorized
       10,000,000 shares; none issued                                -           -          -
     Non-cumulative, $1.00 par value.  Authorized
       10,000,000 shares; none issued                                -           -          -
  Common stock; par value $.02; 50,000,000 shares
     authorized; 24,482,185 shares issued and
     24,472,587 shares outstanding at December
     31, 2000; 24,480,185 issued and 24,470,587
     outstanding at September 30, 2000; 15,161,755
     issued and 15,152,157 outstanding at
     September 30, 1999                                            490         490        303
  Capital in excess of par value                               123,013     123,009    107,977
  Accumulated deficit                                          (85,959)    (84,839)   (84,803)
  Treasury stock, at cost; 9,598 shares                            (25)        (25)       (25)
                                                          ------------    --------   --------
     Total stockholders' equity                                 37,519      38,635     23,452
                                                          ------------    --------   --------
                                                          $     53,350    $ 52,546   $ 48,005
                                                          ============    ========   ========

         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                       Three
                                                   Months Ended     Fiscal Years Ended September 30,
                                                   December 31,     --------------------------------
                                                       2000          2000         1999        1998
                                                   ------------     -------      -------     -------
Revenues                                           $        864     $ 8,624      $ 7,921     $ 9,082
                                                   ------------     -------      -------     -------
Costs and expenses:
  Operating                                                 442       4,233        4,587       4,953
  General and administrative                              1,170       3,732        2,262       1,770
  Depreciation, depletion and amortization                  225       1,091        3,154       3,974
  Impairment of prepaid drilling costs                        -         557            -           -
  Write-down of oil and gas properties                        -           -        5,727       1,399
  Write-down of deferred financing costs                      -           -            -         422
                                                   ------------     -------      -------     -------

     Total costs and expenses                             1,837       9,613       15,730      12,518
                                                   ------------     -------      -------     -------

     Operating loss                                        (973)       (989)      (7,809)     (3,436)
                                                   ------------     -------      -------     -------

Other income (expense):
  Interest income                                            37         109           13          31
  Interest expense                                         (302)     (1,662)      (1,633)     (1,354)
  Gain on disposal of assets held for sale                    -       3,957            -           -
  Foreign currency exchange gain (loss)                      32        (166)          19         (21)
                                                   ------------     -------      -------     -------

     Total other income (expense)                          (233)      2,238       (1,601)     (1,344)
                                                   ------------     -------      -------     -------

Income (loss) before income taxes                        (1,206)      1,249       (9,410)     (4,780)

Deferred income tax expense                                   -      (1,573)           -      (1,618)
                                                   ------------     -------      -------     -------

Loss before minority interest                            (1,206)       (324)      (9,410)     (6,398)

Minority interest in loss of subsidiary                      86         367          115           -
                                                   ------------     -------      -------     -------

Net income (loss)                                  $     (1,120)    $    43      $(9,295)    $(6,398)
                                                   ============     =======      =======     =======

Net income (loss) per share - basic and diluted    $       (.05)    $     -        $(.63)      $(.49)
                                                   ============     =======      =======     =======

Weighted average shares outstanding -
  basic and diluted                                      24,471      21,204       14,689      13,118

         See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                   Common Stock        Capital in                       Treasury Stock
                                -----------------      excess of      Accumulated      -----------------
                                Shares     Amount      par value        Deficit        Shares     Amount      Total
                                ------     ------     -----------     ------------     ------     ------     -------
Balance September 30, 1997      13,050     $  262     $   105,375     $    (69,078)        28     $  (71)    $36,488

  Net loss                           -          -               -           (6,398)         -          -      (6,398)
  Exercise of stock options
     and warrants                   84          1             189                -          -          -         190
                                ------     ------     -----------     ------------     ------     ------     -------

Balance September 30, 1998      13,134        263         105,564          (75,476)        28        (71)     30,280

  Net loss                           -          -               -           (9,295)         -          -      (9,295)
  Common stock and warrants
     issued                      2,000         40           2,413                -          -          -       2,453
  Treasury stock issued to
     officers in lieu of
     cash compensation              18          -               -              (32)       (18)        46          14
                                ------     ------     -----------     ------------     ------     ------     -------

Balance September 30, 1999      15,152        303         107,977          (84,803)        10        (25)     23,452

  Net income                         -          -               -               43          -          -          43
  Common stock and warrants
     issued (a)                  9,319        187          15,032                -          -          -      15,219
  Preferred dividends                -          -               -              (79)         -          -         (79)
                                ------     ------     -----------     ------------     ------     ------     -------

Balance September 30, 2000      24,471        490         123,009          (84,839)        10        (25)     38,635

  Net loss                           -          -               -           (1,120)         -          -      (1,120)
  Exercise of stock options          2          -               4                -          -          -           4
                                ------     ------     -----------     ------------     ------     ------     -------

Balance December 31, 2000       24,473     $  490     $   123,013     $    (85,959)        10     $  (25)    $37,519
                                ======     ======     ===========     ============     ======     ======     =======

(a) Includes conversion to common shares of preferred shares issued in fiscal 2000.

          See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                            Three
                                                        Months Ended      Fiscal Years Ended September 30,
                                                        December 31,    ------------------------------------
                                                            2000          2000          1999          1998
                                                        ------------    --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                     $     (1,120)   $     43      $ (9,295)     $ (6,398)
                                                        ------------    --------      --------      --------
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
    Depreciation, depletion and
     amortization                                                225       1,091         3,154         3,974
    Write-down of oil and gas properties                           -           -         5,727         1,399
    Write-down of deferred financing
     costs                                                         -           -             -           422
    Issuances of compensatory common
     stock                                                         -           -            14             -
    Minority interest                                            (86)       (367)         (115)            -
    Gain on sale of assets                                         -      (3,957)            -             -
    Deferred income tax expense                                    -       1,573             -         1,618
  Change in assets and liabilities:
    (Increase) decrease in receivables                           528          10          (117)          558
    (Increase) decrease in inventory                               -           -             9           (21)
    (Increase) decrease in prepaid drilling
     costs and other current assets                              148      (1,680)         (833)           57
    Increase (decrease) in accounts payable
      and accrued liabilities                                  1,074         162         1,351          (542)
    Decrease in advances from joint owners                         -           -             -          (468)
    Increase (decrease) in production taxes
     payable                                                     (15)         12           (57)          (56)
    Increase (decrease) in royalties payable                      27           4            45           (17)
    Other                                                          -           -             1            (1)
                                                        ------------    --------      --------      --------
                                                               1,901      (3,152)        9,179         6,923
                                                        ------------    --------      --------      --------
    Net cash provided (used) by operating
     activities                                                  781      (3,109)         (116)          525
                                                        ------------    --------      --------      --------

Cash flows from investing activities:
  Proceeds from sale of assets, net of
   expenses                                                        -      17,279           705         1,456
  Capital expenditures                                        (4,521)    (10,141)       (6,179)       (8,033)
  Increase in restricted cash                                 (1,459)          -             -             -
                                                        ------------    --------      --------      --------
    Net cash provided (used) by investing
     activities                                               (5,980)      7,138        (5,474)       (6,577)
                                                        ------------    --------      --------      --------

Cash flows from financing activities:
  Proceeds from borrowing                                      1,000       1,585         7,019         3,056
  Principal repayments                                           (79)    (12,038)       (4,780)            -
  Proceeds from issuance of stock                                  4      10,531         2,228           190
  Proceeds from subsidiary sale of stock                           -           -           610             -
  Proceeds from issuance of warrants                               -       1,776           310             -
  Payment of dividends                                             -         (79)            -             -
  Payments for debt and equity financing                         (44)       (337)            -           (90)
                                                        ------------    --------      --------      --------
    Net cash provided by financing                               881       1,438         5,387         3,156
                                                        ------------    --------      --------      --------

Net increase (decrease) in cash and cash
 equivalents                                                  (4,318)      5,467          (203)       (2,896)
Cash and cash equivalents at beginning of year                 5,897         430           633         3,529
                                                        ------------    --------      --------      --------
Cash and cash equivalents at end of year                $      1,579    $  5,897      $    430      $    633
                                                        ============    ========      ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest              $        311    $  1,398      $  1,393      $  1,431
  Noncash investing and financing activities -
    issuance of stock to acquire assets                 $          -    $  2,911      $      -      $      -

          See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                             December 31, 2000 and
                       September 30, 2000, 1999 and 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tipperary Corporation and its subsidiaries (the "Company" or "Tipperary") are principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalbed methane properties, with its major producing property located in Queensland, Australia. Tipperary also holds exploration permits in Queensland and is involved in coalbed methane exploration in the United States through projects in the Hanna Basin of Wyoming and in western Colorado. The Company seeks to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties. The Company has disposed of a majority of its conventional oil and gas properties in the United States.

On November 30, 2000, the Board of Directors elected to change the Company's fiscal year end from September 30 to December 31. Accordingly, this Form 10-KSB covers the transition period from October 1, 2000 through December 31, 2000. References in this report to the Company's fiscal years are to those ended September 30.

Principles of Consolidation

The consolidated financial statements include the accounts of Tipperary Corporation, its wholly-owned subsidiaries Tipperary Oil & Gas Corporation and Burro Pipeline Corporation and its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"). All intercompany transactions and balances have been eliminated.

Liquidity and Operations

The Company's liquidity and cash flow from on-going operations in 2001 will be adversely impacted due to the sale of a majority of its domestic oil and gas assets during fiscal 2000, the proceeds of which were used to reduce bank debt, fund capital expenditures and provide cash flow for operating activities. Accordingly, cash flow from operations in 2001 will not be sufficient to fund operating cash flow requirements and commitments for capital expenditures. The Company is evaluating various transactions which would enable it to meet the aforementioned cash funding needs, including additional debt financing, sales of common stock and asset sales. Slough Estates USA Inc. ("Slough"), the Company's major shareholder, has committed to increase U.S. equity ownership in Tipperary, if required, to meet Tipperary's cash flow requirements.

Use of Estimates and Significant Risks

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas reserves, fair value of financial instruments, future cash flows associated with assets and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

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

Financial Instruments

At December 31, 2000, based on rates available for similar types of debt, the Company believes that the fair value of its long-term debt was not materially different from its carrying amount.

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses on forward currency exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in the "other income (expense)" caption in the consolidated statement of operations.

Property, Plant and Equipment

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. See Note 5. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

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

Revenue Recognition

The Company recognizes oil and natural gas revenue from its interests in producing wells as natural gas and oil is produced and sold from those wells. Tipperary uses the sales method of accounting for these revenues. Under the sales method, revenues are recognized based on actual volumes sold to purchasers.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


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

Crude Oil and Natural Gas Hedging

The Company has periodically used derivatives to hedge a portion of its U.S. crude oil and natural gas production. In cases where direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the hedged commodity is produced. The Company has in recent years hedged portions of its crude oil sales primarily through swap agreements with financial institutions based upon prices quoted by the New York Mercantile Exchange ("NYMEX"). Under swap agreements, the Company usually received a floor price but retained 50% of price increases above the floor. During the fiscal year ended September 30, 2000, the Company hedged a total of 45,000 barrels (approximately 23%) of its oil production. Net receipts (payments) pursuant to the Company's hedging activities for fiscal 2000, 1999 and 1998 were ($285,000), ($200,000), and $507,000, respectively. The Company has not hedged any of its production since March 2000.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and has applied the disclosure provisions of FAS 123. Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Financing Costs

Costs incurred to obtain financing through the issuance of stock are accounted for as a reduction of the related proceeds. Costs attributable to raising debt financing are amortized over the term of the related credit agreement.

Minority Interest

Effective December 22, 1998, the Company issued to Slough 10% of the common stock of its Australian subsidiary in accordance with the terms of a debt and equity financing transaction. The resulting non-Company owned shareholder interest has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

Significant Customers

The Company had domestic sales in excess of 10% of total U.S. revenues to three unaffiliated oil and gas customers during fiscal 2000 totaling 48%, three unaffiliated oil and gas customers during fiscal 1999 totaling 45%, and three unaffiliated oil and gas customers during fiscal 1998 totaling 43%. All of the Company's domestic sales during the transition period ended December 31, 2000 were to two unaffiliated oil and gas customers. In Australia, the Company is currently selling 100% of its gas to ENERGEX, an unaffiliated customer. All sales from the Company's Comet Ridge project in Queensland, Australia, are currently made to one purchaser under a five-year gas supply contract which commenced in January 1999 and a new five-year contract effective June 1, 2000, which provides for new volumes in addition to the quantities of gas delivered under the first contract. The Company does not believe that the loss of any existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices. Nonpayment by such purchasers, however, could adversely affect operating results.

Segment Information

The Company has one business segment; oil and gas exploration, development and production. The Company operates in two geographic areas, the United States and Australia. See Notes 12 and 13.

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138"), which modifies or more clearly defines certain requirements of SFAS 133. The Company adopted SFAS 133 effective January 1, 2001, as required.

During the transition period, Tipperary entered into a foreign exchange contract to purchase Euro 1,600,000 for US $1,397,000. The foreign exchange contract is secured by restricted cash collateral of $1,450,000, plus accrued interest, held in an investment account. See Note 11. The gain or loss related to this contract will be reported in results of operations beginning with the first

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


quarter of 2001. On January 1, 2001, the market value of the contract was US$ 1,519,000 resulting in an unrealized gain of $122,000. Upon final settlement of the contract in the second quarter of calendar 2001, the Company will have no obligation to make any further payment and will not receive any benefit. Therefore, there will be no net cumulative foreign exchange gain or loss upon expiration of the contract.

Comparable Transition Period

Summarized statements of operations information for the transition period and three months ended December 31, 1999 are shown below (in thousands):


                                                     (Unaudited)
                                            2000         1999
                                           -------      -------
Revenues                                   $   864      $ 2,919
Costs and expenses                           1,837        2,435
                                           -------      -------
Operating income (loss)                       (973)         484
Other income (expense)                        (233)        (539)
                                           -------      -------
Loss before income taxes                    (1,206)         (55)
Income tax expense                               -            -
                                           -------      -------
Loss before minority interest               (1,206)         (55)
Minority interest in loss of subsidiary         86           54
                                           -------      -------
Net loss                                   $(1,120)     $    (1)
                                           -------      =======

Net loss per share - basic and diluted       $(.05)     $     -
                                           =======      =======
Weighted-average shares outstanding -
 basic and diluted                          24,471       15,436


NOTE 2 - SUBSEQUENT EVENTS AND RELATED PARTY TRANSACTIONS

Related party debt due Slough at December 31, 2000 included a corporate loan in the amount of $7,500,000 and a project financing loan with a balance of $4,406,000 (of which the current portion due was $317,000). Subsequent to December 31, 2000, Slough advanced an additional $4,500,000 under the corporate loan. Tipperary executed a new note for $12 million with the same terms as the $7.5 million note, which included a maturity date of March 31, 2003 and interest due quarterly at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate on the $7.5 million note was 10.16% at December 31, 2000.

Subsequent to December 31, 2000, the Company repaid the project-financing loan using the initial proceeds of its financing with TCW Asset Management Company ("TCW") discussed in Note 4. Interest was payable on the Slough loan at a rate of 10% per annum. Interest and principal payments combined were equal to 75% of the cash flow, as defined in the note, from the Comet Ridge properties and were due quarterly. Under the terms of this loan, the Company was also required to pay an additional finance charge of 7% of gross proceeds received from sales from certain existing wells through repayment of the loan.

On January 18, 2001, TOGA entered into a financing agreement with Slough which provides that Slough advance payments to TOGA toward the purchase of a rig from TOGA and for TOGA to lease the rig from Slough at TOGA's total cost, estimated to be $2,500,000. See Note 11. The advance bears interest at a rate of 10% per annum. Payments will be due monthly for any all rents received from the drilling contractor during the month and for accrued interest on the balance

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


of aggregate advances less rent installments. Slough made two advances to Tipperary toward the purchase price in January 2001.

On December 23, 1999, the Company completed a financing transaction with Slough in which Slough purchased 6,329,114 shares of the Company's 1999 Series A Convertible Cumulative Preferred Stock for $10,000,000, or $1.58 per share. At closing Slough converted 2,900,000 shares of the convertible preferred stock into 2,900,000 shares of restricted common stock. Also, at the closing, the Company issued Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 23, 2001 and ending December 23, 2009. Effective February 29, 2000, Slough converted the remaining shares of preferred
stock into 3,429,114 shares of restricted common stock.   During the quarter
ended June 30, 2000, the Company paid a cash dividend of approximately $79,000 to Slough for the period the preferred shares were outstanding.

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

A gain of approximately $4 million was recorded based upon the allocation of capitalized costs between reserves sold and reserves retained. Assets held for sale were not subject to depreciation, depletion and amortization during the period held for disposal. Prior to the fiscal year ended September 30, 2000, the Company decided to retain its interest in the certain full cost pool properties and a fiscal 2000 fourth quarter adjustment of $244,000 has been recorded for depreciation, depletion and amortization that would have been recognized in fiscal 2000 had these properties been continuously classified as held and used.

The following is a summary of the results of operations (in thousands) related to assets disposed of:


                                   2000        1999     1998
                                ----------  --------  --------
Revenues                        $    5,607  $  6,103  $  7,690
Operating costs                 $    2,605  $  3,668  $  4,738
Depreciation and depletion               -  $  2,289  $  3,220

NOTE 4 - COMET RIDGE PROJECT FINANCING AND ACQUISITIONS

On April 28, 2000, the Company entered into a credit agreement with TCW ("Credit Agreement") that provides a borrowing facility of up to $17 million upon the satisfaction of certain conditions. The obligation to repay the advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to a 6% overriding royalty from the gross project revenues received by TOGA. Upon payment of the loan in full, TCW has the option to sell this interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Tipperary has the right to purchase the interest from TCW when both the loan has been repaid in full and TCW has achieved a 15% intend rate of return on its investment. Principal payments are due quarterly in an amount equal to the greater of a percentage of cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance on the notes is due and payable in full on March 30, 2006. As of December 31, 2000, no advances had been made under the Credit Agreement.

In February 2001, the Company received an initial loan advance of $7.5 million under the Credit Agreement. Proceeds from this initial advance were used to repay the Comet Ridge project-financing loan due to Slough and pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project, with the

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


balance provided as working capital for lender-approved purposes. Of the $9.5 million remaining under the credit facility, about $5 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects.

During 2000, the Company acquired additional interests in the Comet Ridge project totaling 6.5%, increasing the Company's interest in the project to 62.25%. The combined purchase price for the interests was $6,211,000 and was paid using cash of $3,300,000 and common stock of the Company valued at $2,900,000. See Note 9.

NOTE 5 - OIL AND GAS FULL COST POOLS

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, may not exceed a "ceiling" comprised of the total of the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This "ceiling test" must be performed on a quarterly basis and is performed separately for each full cost pool. The Company maintains, as required, a separate cost center for expenditures applicable to each country in which it conducts exploration and/or production activities.

Australia

The Company's Australia full cost pool includes acquisition, drilling and completion costs, seismic and initial de-watering costs, and costs to construct gas gathering lines. The Company holds a non-operating interest in the Comet Ridge coalbed methane project in Queensland and has acquired and begun exploration activities on its own Authorities to Prospect (ATPs) in Queensland. As of December 31, 2000, the capitalized cost applicable to the Australia full cost pool was approximately $39,589,000. Based on prices on both December 31, 2000 and September 30, 2000, the ceiling value exceeded the capitalized costs in the Australia full cost pool and no impairment of the asset was required.

United States

The Company's domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The net book value of the United States full cost pool as of December 31, 2000, was $6,766,000. Based on prices on both December 31, 2000 and September 30, 2000, the ceiling value exceeded the capitalized costs in the U.S. full cost pool and no impairment of the asset was required. However, in fiscal 1999 the Company was required to record a non-cash impairment of its domestic oil and gas properties in the amount of $5,727,000 pursuant to the ceiling limitation.

Costs attributable to unproved oil and gas leases and exploration costs that have been excluded from depletable costs pending further evaluation are as follows (in thousands):


              Period Incurred                Australia  United States
-------------------------------------------  ---------  -------------

Transition period ended December 31, 2000         $ 14         $  872
Fiscal 2000                                        144          1,301
Fiscal 1999                                        318              -
                                             ---------  -------------

Total                                             $476         $2,173
                                             =========  =============

NOTE 6 - IMPAIRMENT OF PREPAID DRILLING COSTS

At September 30, 2000, Tipperary recorded an impairment of $557,000 related to prepaid drilling costs for prepayments. Because the Company was unable to obtain assurance from the operator that the work would either be completed or the payments refunded, Tipperary impaired this asset. No further impairment was recorded during the transition period ended December 31, 2000. Tipperary is in litigation with the operator of the Comet Ridge project. See Note 11.

NOTE 7  - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):


                                                               Three
                                                           Months Ended    Fiscal Years Ended September 30,
                                                           December 31,    --------------------------------
                                                               2000         2000         1999        1998
                                                            -----------    -------      -------     -------
Numerator:
 Net income (loss)                                          $    (1,120)   $    43      $(9,295)     (6,398)
 Less: preferred stock dividends                                      -        (79)           -           -
                                                            -----------    -------      -------     -------
 Net loss available for common stockholders                      (1,120)   $   (36)     $(9,295)     (6,398)
                                                            ===========    =======      =======     =======

Denominator:
 Weighted-average shares outstanding                             24,471     21,204       14,689      13,118
 Effect of dilutive securities:
  Assumed conversion of dilutive options                              -          -            -           -
                                                            -----------    -------      -------     -------
  Weighted-average shares and dilutive
   potential common shares                                       24,471     21,204       14,689      13,118

Basic loss per share                                        $      (.05)   $     -      $ (0.63)    $ (0.49)
                                                            ===========    =======      =======     =======

Diluted loss per share                                      $      (.05)   $     -      $ (0.63)    $ (0.49)
                                                            ===========    =======      =======     =======

Potentially dilutive common stock from
 the exercise of options and warrants
 not included in EPS that would have
 been antidilutive                                                  914        640            -         145
                                                            ===========    =======      =======     =======

Total common stock and warrants which
 could potentially dilute basic EPS
 in future periods                                                3,463      3,407        1,763         844
                                                            ===========    =======      =======     =======

NOTE 8 - LONG-TERM DEBT

Long-term debt, less installments due within one year, are summarized below (in thousands):

                                                                               Fiscal Years Ended
                                                                                  September 30
                                                              December 31,     ------------------
                                                                  2000          2000       1999
                                                              ------------     -------    -------
Bank debt, LIBOR plus 2.5%, maturing in 2004                  $          -     $     -    $11,800
Promissory note to related party, LIBOR plus 3.5%,
 maturing March 11, 2002                                                 -           -      6,500
Promissory note to related party, 10%
 maturing November 22, 2004/(1)/                                     4,089       4,133      2,965
Promissory note to related party, LIBOR plus 3.5%,
 maturing March 31, 2003                                             7,500       6,500          -
                                                              ------------     -------    -------

Total                                                         $     11,589     $10,633    $21,265
                                                              ============     =======    =======

/(1)/Excludes current portion due of $317,000, $353,000 and $174,000 as of December 31, 2000, September 30, 2000 and September 30, 1999, respectively.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the three months ended December 31, 2000, the Company issued 2,000 shares of common stock to one employee pursuant to the exercise of incentive stock options.

During fiscal 2000, the Company issued 6,329,114 shares of its common stock to Slough in connection with the refinancing agreement dated December 23, 1999. See Note 2.

In February 2000, the Company issued a total of 2,682,316 shares of its common stock in connection with the acquisition of additional interests in the Comet Ridge coalbed methane project in Queensland, Australia. An additional acquisition of a 1% interest in the project was purchased in July 2000 with the issuance of 300,000 shares of common stock. The total purchase price of the additional interests acquired was approximately $6,211,000 and included cash of $3,300,000 and stock valued at $2,911,000. The cash portion of the combined purchase price was paid using cash on hand of $900,000 and $2,400,000 of proceeds from the sale of 1,518,988 shares of common stock at $1.58 per share to two individual investors. The remaining purchase price of approximately $2,911,000 was paid to the sellers with the issuance of 1,163,328 shares of common stock at $1.60 per share in February 2000 and 300,000 shares at $3.50 per share in July 2000. The offer and sale of the shares were not registered under the Securities Act of 1933 (the "Securities Act"), but rather were made privately by the Company pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

During fiscal 2000, the Company also issued 7,000 shares of common stock to two employees pursuant to the exercise of incentive stock options.

Stock Incentive Plans

There are options outstanding under two stock incentive plans, which allow for the grant of options to purchase shares of the Company's common stock as follows:

The 1987 Employee Stock Option Plan (the "1987 Plan") provided for option grants for a maximum of 383,000 shares. The 1987 Plan expired December 31, 1996. The 264,400 options outstanding as of December 31, 2000 under this plan have a term of ten years ending no later than October 2006, an exercise price equal to the fair market value of the stock on the date of grant and qualify as incentive stock options as defined in the Internal Revenue Code of 1986 ("the Code"). These options remain in full force and effect pursuant to each option's terms.

The 1997 Long-Term Incentive Plan (the "1997 Plan") was adopted to replace the expired 1987 Plan. The 1997 Plan was amended in January 2000, to increase the shares of common stock issuable from 250,000 to 500,000 for a period expiring in 2007. The 215,500 options outstanding as of December 31, 2000 under the plan have a term of ten years and an exercise price equal to the fair market value of the stock on the date of grant. The 1997 Plan provides that participants may be granted awards in the form of incentive stock options, non-qualified options as defined in the Code, stock appreciation rights ("SARs"), performance awards related to the Company's operations, or restricted stock. At December 31, 2000, a total of 275,500 shares were available for future grant.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table represents a summary of stock option transactions under both the 1987 Plan and the 1997 Plan for the three month transition period ended December 31, 2000 and for the three years ended September 30, 2000:


                                                       Shares
                                          ---------------------------    Weighted-Average
                                           1987 Plan       1997 Plan      Exercise Price
                                          -----------     -----------    ----------------

As of September 30, 1997                      351,650          37,500         $3.80
  Granted in fiscal 1998                            -          81,000         $4.26
  Forfeited in fiscal 1998                    (51,666)        (17,000)        $4.37
  Exercised in fiscal 1998                    (30,584)              -         $3.27
                                          -----------     -----------
As of September 30, 1998                      269,400         101,500         $3.84
                                          -----------     -----------
  Granted in fiscal 1999                            -         134,000         $2.24
  Forfeited in fiscal 1999                          -         (12,000)        $2.81
  Exercised in fiscal 1999                          -               -             -
                                          -----------     -----------
As of September 30, 1999                      269,400         223,500         $3.43
                                          -----------     -----------
  Granted in fiscal 2000                            -               -             -
  Forfeited in fiscal 2000                     (5,000)         (7,000)        $3.25
  Exercised in fiscal 2000                          -          (7,000)        $2.50
                                          -----------     -----------
As of September 30, 2000                      264,400         209,500         $3.45
                                          -----------     -----------
  Granted in transition period                      -          10,000         $3.63
  Forfeited in transition period                    -          (2,000)        $2.50
  Exercised in transition period                    -          (2,000)        $2.50
                                          -----------     -----------
As of December 31, 2000                       264,400         215,500         $3.46
                                          ===========     ===========

Exercisable as of December 31, 2000           264,400         173,834         $3.55
                                          ===========     ===========

Options under both plans vest ratably over three years, except for options covering 15,000 shares under the 1987 Plan at an exercise price of $5.13, which vested ratably over five years and options covering 71,000 shares under the 1997 plan at an exercise price of $2.50, which vested immediately on the grant date.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Nonqualified Stock Options and Warrants

Nonqualified option and warrant transactions for the transition period ended December 31, 2000 and for three years ended September 30, 2000, are as follows:

                                                          Weighted-Average
                                                Shares     Exercise Price
                                              ----------  ----------------

As of September 30, 1997                        510,000        $3.02
 Granted in fiscal 1998                          16,664        $3.63
 Expired in fiscal 1998                               -            -
 Exercised in fiscal 1998                       (53,100)       $2.00
                                              ---------
As of September 30, 1998                        473,564        $3.16
 Granted in fiscal 1999                         796,872        $2.52
 Expired in fiscal 1999                               -            -
 Exercised in fiscal 1999                             -            -
                                              ---------
As of September 30, 1999                      1,270,436        $2.75
 Granted in fiscal 2000                       1,663,000        $2.01
 Expired in fiscal 2000                               -            -
 Exercised in fiscal 2000                             -            -
                                              ---------
As of September 30, 2000                      2,933,436        $2.33
                                              ---------
 Granted in transition period                    50,000        $3.00
 Expired in transition period                         -            -
 Exercised in transition period                       -            -
                                              ---------
As of December 31, 2000                       2,983,436        $2.34
                                              =========

Exercisable as of December 31, 2000           1,187,104        $2.84
                                              =========

Vesting periods for warrants are determined at grant date and vary from immediate vesting to ratably over three years.

The following table summarizes information about stock options and warrants outstanding at the transition period ended December 31, 2000:


                                                 Weighted-Average
                      Number       Weighted-         Remaining        Number       Weighted-
     Range of       Outstanding     Average      Contractual Life   Exercisable     Average
 Exercise Prices    at 12/31/00  Exercise Price       (Years)       At 12/31/00  Exercise Price
------------------  -----------  --------------  -----------------  -----------  --------------

$1.50 to $2.00        2,099,900           $1.91              9.26       405,235           $1.76
$2.50 to $3.69          975,936           $3.00              5.80       840,936           $3.00
$4.00 to $5.13          387,500           $4.43              7.96       379,167           $4.44

$1.50 to $5.13        3,463,336           $2.50              8.14     1,625,338           $3.03

The Company applies APB 25 and related interpretations to account for its stock option plans. Under APB 25 expense for a fixed stock option grant is recorded as the difference between the market price of the stock and the exercise price on the date of grant. No compensation expense has been recognized for grants of stock options or warrants, since the plans provide that the exercise price shall be equal to or greater than the market price of the stock on the date of grant. FAS 123, subsequently issued in 1995, encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards were granted. Companies that have chosen not to adopt the fair value method must disclose in the notes to the financial statements the pro forma effect on net income

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


and earnings per share had the fair value method been adopted. The fair value of options and warrants granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                                 Three               Fiscal Years Ended
                                              Months Ended             September 30,
                                              December 31,    ------------------------------
                                                  2000         2000        1999        1998
                                              ------------    ------      ------      ------
Expected life (in years)                            8.8         10.0         7.8         5.0
Expected volatility                               75.08%       72.07%      63.91%      66.16%
Risk-free interest rate                            5.60%        6.45%       5.30%       5.84%
Expected dividends                               $    -       $    -      $    -      $    -

Weighted-average fair value of options
 granted during period                           $ 1.88       $  .58      $    -      $ 2.02

Weighted-average fair value of warrants
 issued during period                            $    -       $  .80      $ 1.13      $ 1.55

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:



                                              Three
                                           Months Ended     Fiscal Years Ended September 30,
                                           December 31, ---------------------------------------
                                               2000          2000          1999          1998
                                           -----------   -----------   -----------   -----------
Net income (loss)           As Reported    $(1,120,000)  $    43,000   $(9,295,000)  $(6,398,000)
                            Pro forma      $(1,157,000)  $  (262,000)  $(9,612,000)  $(6,736,000)

Loss per share (basic)      As Reported    $      (.05)  $         -   $      (.63)  $      (.49)
                            Pro forma      $      (.05)  $      (.01)  $      (.65)  $      (.51)

NOTE 10 - INCOME TAXES

As of December 31, 2000, the Company has recorded a $12.7 million asset for the future benefit of its net operating tax loss carryforwards and other tax benefits. This asset was offset by a valuation allowance of $12.7 million based on management's projection of realizability of the gross deferred tax asset. Likewise, as of September 30, 2000 the tax asset and offset valuation allowance was $13.9 million.

At September 30, 1999, the Company had a U.S. net deferred tax asset of $1.6 million, which represented management's best estimate of the realizable benefit of the Company's net operating loss carryforwards. With the sale of U.S. oil and gas properties during the year 2000, the Company recorded a gain on the sale of $4.0 million but incurred a tax loss. With the sale of a majority of the Company's U.S. producing properties and its history of losses, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax benefits associated with remaining carryovers. It therefore recorded a valuation allowance to offset the entire deferred tax asset. Management will continue to evaluate the Company's gross deferred tax asset and to the extent management may determine that it is more likely than not that the asset will be realized, the valuation allowance will be reduced accordingly.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The net deferred tax asset (in thousands) is comprised of the following periods ended:



                                              Three               Fiscal Years Ended
                                           Months Ended              September 30
                                           December 31,        -------------------------
                                               2000              2000             1999
                                           ------------        --------         --------
Australian properties:
Deferred tax liabilities:
 Property, plant and equipment               $    485          $    473         $    399
                                             --------          --------         --------
Deferred tax assets:
 Net operating losses                           2,518             2,167              928
                                             --------          --------         --------

   Valuation allowance                         (2,033)           (1,694)            (529)
                                             --------          --------         --------
   Deferred tax asset after allowance             485               473              399
                                             --------          --------         --------
   Net deferred tax asset                    $      -          $      -         $      -
                                             ========          ========         ========

United States properties:
Deferred tax assets:
 Federal and state net operating loss
  carryforwards                              $  6,923          $  8,042         $ 12,104
 Statutory depletion carryforwards              2,648             2,499            2,465
 Property, plant and equipment                    859             1,345            4,965
 Tax credit carryforwards                         215               279              260
 Other                                              1                 2                3
                                             --------          --------         --------
   Gross deferred tax assets                   10,646            12,167           19,797
                                             --------          --------         --------

   Valuation allowance                        (10,646)          (12,167)         (18,224)
                                             --------          --------         --------
   Net deferred tax asset                    $      -          $      -         $  1,573
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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. With the Australian statutory income tax rate at the lower 34%, no additional income tax expense would result from foreign operations. The reasons for and effects of such differences (in thousands) are as follows:



                                                     Three
                                                  Months Ended    Fiscal Years Ended September 30,
                                                  December 31,    --------------------------------
                                                     2000          2000         1999        1998
                                                  ------------    -------      -------     -------
Expected amount                                    $  (392)       $   437      $(3,266)    $(1,673)
Increase (decrease) from:
 Increase (decrease) in valuation allowance         (1,182)        (4,892)        (736)      1,237
 Adjustments to and expiration of
  carryforwards                                      1,573          6,008        3,997       2,059
 Permanent differences between financial
   statement income and taxable income                   1              3            5          (5)
 State taxes, net of federal benefit, and other          -             17            -           -
                                                   -------        -------      -------     -------
Total income tax expense (benefit)                 $     -        $ 1,573      $     -     $ 1,618
                                                   =======        =======      =======     =======

Increases (decreases) from the expected amount are driven by U.S. tax principles since the Australian operations will be subject to U.S. tax consequences as income (loss) is earned. Thus, the increase in income tax expense in fiscal year 2000 was caused by U.S. federal and state net operating losses expiring and the belief that no benefit was expected to be derived from those carryforwards in the future.

At December 31, 2000, the Company had U.S. net operating loss carryforwards of approximately $26 million to apply against future taxable income and $25 million to apply against future alternative minimum taxable income. Both these losses exclude $4.8 million that expired unutilized with its change in accounting period. Losses expire within 15-20 years after the date incurred or at various times from 2001 to 2020. With the change in accounting period discussed in Note 1, the carryforward periods will be shortened by one year. Additionally, the Company has Australian loss carryforwards of approximately $11 million. The Australian losses can be carried forward indefinitely.

The Company also has statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. The Company's net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. As of December 31, 2000, no such ownership change had occurred.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

During the transition period ended December 31, 2000, TOGA entered into separate agreement to acquire a drilling rig from a manufacturer in Italy and to lease the rig to a drilling contractor in Queensland, Australia. The lessee also received a two-year option to buy the rig and related equipment at TOGA's net cost.

On January 18, 2001, TOGA entered into a financing agreement with Slough which provides that Slough advance payments to TOGA toward Slough's purchase of the rig from TOGA and for TOGA to lease the rig from Slough at TOGA's total cost, estimated to be $2,500,000. See Note 2. The advance bears interest at a rate of 10% per annum.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, Cause No. CV42,265, in the District Court of Midland County, Texas involving the Comet Ridge project. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, were also named as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Tri-Star has answered the amended petition, and on December 22, 2000, Tri-Star filed its first amended counterclaim alleging tortuous interference with contract, the authority to prospect covering the project and with contractual relationships and with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 8, 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. Discovery is in progress and the case is set for trial in December 2001.

In 1997, the Company filed a complaint along with ten other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies (such as ExxonMobil Corporation) and agricultural cooperatives (Cenex Harvest States Cooperatives), as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, the defendants moved for summary judgment against the plaintiffs. The trial court has entered two orders deciding the issues in the case. The plaintiffs prevailed on some issues, and the defendants prevailed on other issues. The parties are discussing the form of a judgment to submit to the trial court for entry. The parties anticipate an appeal after the judgment is entered.

Other Commitments and Contingencies

The Company's office lease in Denver, Colorado covers approximately 11,000 square feet and continues for a term expiring August 31, 2001. During the remaining term of the lease, the base rent is payable in the amount of $152,000 per annum, plus expense recovery amounts. The Company paid rent for its Denver office of approximately $43,000 for the three months ended December 31, 2000, $178,000 in fiscal 2000, $133,000 in fiscal 1999 and $116,000 in fiscal 1998.
During fiscal 2000, the Company leased office space in Brisbane, Queensland, Australia, on a month-to-month basis and paid total rent of approximately US $6,000 for the three months ended December 31, 2000 and US $9,000 for the year ended September 30, 2000. Effective October 16, 2000, the Company entered into a five-year lease for its office space in Brisbane. During the term of the lease, base rent is Australian $63,000 per annum. The Company has also leased approximately 1,900 square feet of office space in Houston, Texas. The term of the lease commenced November 1, 1999, terminates on March 31, 2001 and requires a base rent of $1,715 per month. Total rent paid for the Houston office for the three months ended December 31, 2000 was approximately $5,000 and in fiscal 2000 was approximately $19,000. This lease has been renewed for a three-year term commencing April 1, 2001 at a base rent of approximately $3,000 per month.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The Company's business activities are subject to federal, state and local environmental laws and regulations as well as similar laws and regulations in the Commonwealth of Australia and in the State of Queensland, Australia. The existence of these regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. The Company will continue to monitor environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations.

The Company is subject to various other possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

NOTE 12 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - located in the United States and Australia. Information about the Company's operations for the three months ended December 31, and for the twelve months ended September 30, 2000, 1999 and 1998 by geographic area is shown below (in thousands):


                                                     United
                                          Australia  States    Total
                                          ---------  -------  -------
Three months ended December 31, 2000
  Revenues                                  $   525  $   339  $   864
  Property, plant and equipment, net        $39,618  $ 6,882  $46,500

Twelve months ended September 30, 2000
  Revenues                                  $ 2,033  $ 6,591  $ 8,624
  Property, plant and equipment, net        $37,771  $ 4,434  $42,205

Twelve months ended September 30, 1999
  Revenues                                  $ 1,191  $ 6,730  $ 7,921
  Property, plant and equipment, net        $27,686  $15,636  $43,322

Twelve months ended September 30, 1998
  Revenues                                  $   452  $ 8,630  $ 9,082
  Property, plant and equipment, net        $23,328  $23,264  $46,592

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for the transition period ended December 31, 2000 and for fiscal 2000, 1999 and 1998 (in thousands) are as follows:


CAPITALIZED COSTS:
                                     Australia   United States     Total
                                     ---------   -------------   --------

December 31, 2000:
  Proved oil and gas properties        $39,333        $ 23,298   $ 62,631
  Unproved oil and gas properties        1,660           3,542      5,202
                                       -------        --------   --------
                                        40,993          26,840     67,833
  Less accumulated depletion            (1,404)        (20,074)   (21,478)
                                       -------        --------   --------
  Net capitalized costs                $39,589        $  6,766   $ 46,355
                                       =======        ========   ========

September 30, 2000:
  Proved oil and gas properties        $38,166        $ 21,664   $ 59,830
  Unproved oil and gas properties          842           2,670      3,512
                                       -------        --------   --------
                                        39,008          24,334     63,342
  Less accumulated depletion            (1,258)        (20,007)   (21,265)
                                       -------        --------   --------
  Net capitalized costs                $37,750        $  4,327   $ 42,077
                                       =======        ========   ========

September 30, 1999:
  Proved oil and gas properties        $27,972        $100,587   $128,559
  Unproved oil and gas properties          317           7,686      8,003
                                       -------        --------   --------
                                        28,289         108,273    136,562
  Less accumulated depletion              (610)        (93,212)   (93,822)
                                       -------        --------   --------
  Net capitalized costs                $27,679        $ 15,061   $ 42,740
                                       =======        ========   ========

September 30, 1998:
  Proved oil and gas properties        $23,345        $103,701   $127,046
  Unproved oil and gas properties            -           9,601      9,601
                                       -------        --------   --------
                                        23,345         113,302    136,647
  Less accumulated depletion              (196)        (90,736)   (90,932)
                                       -------        --------   --------
  Net capitalized costs                $23,149        $ 22,566   $ 45,715
                                       =======        ========   ========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


COSTS INCURRED:
                                        Australia  United States   Total
                                        ---------  -------------  -------
December 31, 2000:
  Property acquisition costs:
     Proved oil and gas properties        $     -         $    -  $     -
     Unproved oil and gas properties           19            872      891
                                          -------         ------  -------
                                               19            872      891
                                          -------         ------  -------
  Exploration costs                           799          1,599    2,398
  Development costs                         1,167             35    1,202
                                          -------         ------  -------
     Total costs incurred                 $ 1,985         $2,506  $ 4,491
                                          =======         ======  =======

September 30, 2000:
  Property acquisition costs:
     Proved oil and gas properties        $ 6,211         $    3  $ 6,214
     Unproved oil and gas properties          145          1,281    1,426
                                          -------         ------  -------
                                            6,356          1,284    7,640
                                          -------         ------  -------
  Exploration costs                           381            585      966
  Development costs                         3,982            401    4,383
                                          -------         ------  -------
     Total costs incurred                 $10,719         $2,270  $12,989
                                          =======         ======  =======

September 30, 1999:
  Property acquisition costs:
     Proved oil and gas properties        $    13         $  232  $   245
     Unproved oil and gas properties           15             57       72
                                          -------         ------  -------
                                               28            289      317
                                          -------         ------  -------
  Exploration costs                           302             33      335
  Development costs                         5,319            376    5,695
                                          -------         ------  -------
     Total costs incurred                 $ 5,649         $  698  $ 6,347
                                          =======         ======  =======

September 30, 1998:
  Property acquisition costs:
     Proved oil and gas properties        $ 3,201         $    -  $ 3,201
     Unproved oil and gas properties            -            733      733
                                          -------         ------  -------
                                            3,201            733    3,934
                                          -------         ------  -------
  Exploration costs                             -          1,953    1,953
  Development costs                         1,684            352    2,036
                                          -------         ------  -------
     Total costs incurred                 $ 4,885         $3,038  $ 7,923
                                          =======         ======  =======


The depletion rate for the three months ended December 31, 2000 was $1.30 per equivalent Mcf of domestic production Depletion rates per equivalent barrel of domestic production for the years ended September 30, 2000, 1999 and 1998 were $3.43, $4.51 and $5.50, respectively. Costs of $2,173,000, $1,301,000,
$2,122,000 and $3,608,000 related to domestic unproved oil and gas properties pending evaluation were excluded from depletable costs in the three months ended December 31, 2000 and in fiscal 2000, 1999 and 1998, respectively.

The rate of depletion per Mcf of production in Australia was $0.23 for the three months ended December 31, 2000, $0.29 for fiscal 2000, $0.30 for fiscal 1999, and $0.20 for fiscal 1998. Costs of $476,000 in the three months ended December 31, 2000, $461,000 in fiscal 2000 and $317,000 in fiscal 1999 related to
Australia properties which have not yet been evaluated have been excluded from depletable costs.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


RESULTS OF OPERATIONS:

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, for each year in the periods ended (in thousands) are as follows:

                                              Australia     United States           Total
                                              ---------     -------------          -------
December 31, 2000:
  Revenue from sale of oil and gas              $   525           $   281          $   806
  Production costs                                 (385)              (72)            (457)
  Depreciation, depletion and amortization
     Including impairment                          (146)              (67)            (213)
  Income tax expense/(1)/                             -                 -                -
                                                -------           -------          -------
  Operating income (loss) from petroleum
     producing activities                       $    (6)          $   142          $   136
                                                =======           =======          =======

September 30, 2000:
  Revenue from sale of oil and gas              $ 2,033           $ 6,500          $ 8,533
  Production costs                               (1,405)           (2,835)          (4,240)
  Depreciation, depletion and amortization
     including impairment                        (1,205)             (345)  /(2)/   (1,550)
  Income tax expense/(1)/                             -                 -                -
                                                -------           -------          -------
  Operating income (loss) from petroleum
     producing activities                       $  (577)          $ 3,320          $ 2,743
                                                =======           =======          =======

September 30, 1999:
  Revenue from sale of oil and gas              $ 1,191           $ 6,620          $ 7,811
  Production costs                                 (870)           (3,846)          (4,716)
  Depreciation, depletion and amortization
     including impairment                          (415)           (8,203)          (8,618)
  Income tax expense/(1)/                             -                 -                -
                                                -------           -------          -------
  Operating loss from petroleum
     producing activities                       $   (94)          $(5,429)         $(5,523)
                                                =======           =======          =======

September 30, 1998:
  Revenue from sale of oil and gas              $   452           $ 8,494          $ 8,946
  Production costs                                 (476)           (4,487)          (4,963)
  Depreciation, depletion and amortization
     including impairment                          (196)           (4,948)          (5,144)
  Income tax expense/(1)/                             -                 -                -
                                                -------           -------          -------
  Operating loss from petroleum
     producing activities                       $  (220)          $  (941)         $(1,161)
                                                =======           =======          =======

/(1)/ Income tax expense is computed using the Company's overall effective tax rate for each respective year.

/(2)/ See Note 3 to the consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


ESTIMATES OF PROVED OIL AND GAS RESERVES:

The following table presents the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by independent petroleum engineers: Holditch Reservoir Technologies Consulting Services for Australia properties; and Garb, Grubbs, Harris & Associates, Inc. for U.S. properties.

                                        Australia                  United States          Total
                                     ----------------            ----------------   -----------------
                                       Oil      Gas                Oil      Gas       Oil      Gas
                                      MBbls     MMcf              MBbls     MMcf     MBbls     MMcf
                                     -------  -------            -------   ------   -------   -------
December 31, 2000:
  Total proved reserves:
     Beginning reserves as of
      October 1, 2000                      -  265,125                379    2,924       379   268,049
     Revisions of previous estimates       -    1,018                (52)    (423)      (52)      595
     Extensions and discoveries            -        -                  -        -         -         -
     Purchases of reserves in place        -        -                  -        -         -         -
     Sale of reserves in place             -        -                  -        -         -         -
     Production                            -     (622)                (3)     (31)      (3)     (653)
                                     -------  -------            -------   ------   -------   -------
     As of December 31, 2000               -  265,521     /(1)/      324    2,470       324   267,991
                                     =======  =======             ======   ======   =======   =======

  Proved developed reserves:
     Beginning reserves as of
      October 1, 2000                      -   50,231                170    1,563       170    51,794
                                     =======  =======             ======   ======   =======   =======
     Ending reserves                       -   49,969     /(1)/      140    1,268       140    51,237
                                     =======  =======             ======   ======   =======   =======

September 30, 2000:
  Total proved reserves:
     Beginning of year                     -  131,273              2,455    9,803     2,455   141,076
     Revisions of previous estimates       -   14,250                 30      224        30    14,474
     Extensions and discoveries            -  104,138                  5       32         5   104,170
     Purchases of reserves in place        -   17,665                  -        -         -    17,665
     Sale of reserves in place             -        -             (1,919)  (6,424)   (1,919)   (6,424)
     Production                            -   (2,201)              (192)    (711)     (192)   (2,912)
                                     -------  -------            -------   ------   -------   -------
     End of year                           -  265,125     /(2)/      379    2,924       379   268,049
                                     =======  =======             ======   ======   =======   =======

  Proved developed reserves:
     Beginning of year                     -   30,899              2,171    8,003     2,171    38,902
                                     =======  =======             ======   ======   =======   =======
     End of year                           -   50,231     /(2)/      170    1,563       170    51,794
                                     =======  =======             ======   ======   =======   =======

September 30, 1999:
  Total proved reserves:
     Beginning of year                     -  122,509              2,388    9,023     2,388   131,532
     Revisions of previous estimates       -   10,130                346    1,879       346    12,009
     Extensions and discoveries            -        -                 26       46        26        46
     Purchases of reserves in place        -        -                 47       38        47        38
     Sale of reserves in place             -        -                  -        -         -         -
     Production                            -   (1,366)              (352)  (1,183)     (352)   (2,549)
                                     -------  -------            -------   ------   -------   -------
     End of year                           -  131,273     /(3)/    2,455    9,803     2,455   141,076
                                     =======  =======             ======   ======   =======   =======

  Proved developed reserves:
     Beginning of year                     -   28,100              2,114    7,255     2,114    35,355
                                     =======  =======             ======   ======   =======   =======
     End of year                           -   30,899     /(3)/    2,171    8,003     2,171    38,902
                                     =======  =======             ======   ======   =======   =======

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                           Australia      United States         Total
                                        ---------------  ---------------  ----------------
                                         Oil     Gas      Oil      Gas      Oil      Gas
                                        MBbls    MMcf    MBbls     MMcf    MBbls    MMcf
                                        -----  --------  ------  -------  ------  --------
September 30, 1998:
  Total proved reserves:
     Beginning of year                      -  116,949   2,916   11,324   2,916   128,273
     Revisions of previous estimates        -   (4,141)   (439)    (279)   (439)   (4,420)
     Extensions and discoveries             -        -     410      189     410       189
     Purchases of reserves in place         -   10,679       -        -       -    10,679
     Sale of reserves in place              -        -     (73)    (891)    (73)     (891)
     Production                             -     (978)   (426)  (1,320)   (426)   (2,298)
                                        -----  -------   -----   ------   -----   -------
     End of year                            -  122,509   2,388    9,023   2,388   131,532
                                        =====  =======   =====   ======   =====   =======

  Proved developed reserves:
     Beginning of year                      -   48,396   2,631    9,473   2,631    57,869
                                        =====  =======   =====   ======   =====   =======
     End of year                            -   28,100   2,114    7,255   2,114    35,355
                                        =====  =======   =====   ======   =====   =======

/(1)/ Includes 26,552 MMcf of total proved reserves and 4,997 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

/(2)/ Includes 26,513 MMcf of total proved reserves and 5,023 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

/(3)/ Includes 13,127 MMcf of total proved reserves and 3,090 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Information with respect to the Company's estimated discounted future net cash flows from its oil and gas properties for December 31, 2000 and for fiscal 2000, 1999 and 1998 is as follows (in thousands):

                                                        United
                                      Australia         States          Total
                                      ---------       ---------       ---------
December 31, 2000:
  Future revenues                      $326,696       $  33,782       $ 360,478
  Future production costs               (66,221)         (5,213)        (71,434)
  Future development costs              (23,266)         (1,060)        (24,326)
  Future income tax expense             (75,604)           (517)        (76,121)
                                      ---------       ---------       ---------
  Future net cash flow                  161,605          26,992         188,597
  10% annual discount                   (91,907)        (11,778)       (103,685)
                                      ---------       ---------       ---------
  Discounted future net cash flows     $ 69,698 /(1)/ $  15,214       $  84,912
                                       ========       =========       =========

September 30, 2000:
  Future revenues                      $316,652       $  27,175       $ 343,827
  Future production costs               (65,345)         (5,348)        (70,693)
  Future development costs              (23,424)         (1,060)        (24,484)
  Future income tax expense             (72,867)           (423)        (73,290)
                                      ---------       ---------       ---------
  Future net cash flow                  155,016          20,344         175,360
  10% annual discount                   (89,321)        (10,165)        (99,486)
                                      ---------       ---------       ---------
  Discounted future net cash flows     $ 65,695 /(2)/ $  10,179       $  75,874
                                       ========       =========       =========

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                          Australia   United States    Total
                                          ---------   -------------   --------
September 30, 1999:
  Future revenues                          $177,744        $ 78,534   $256,278
  Future production costs                   (33,032)        (35,079)   (68,111)
  Future development costs                  (13,054)         (1,490)   (14,544)
  Future income tax expense                 (39,575)         (5,362)   (44,937)
                                           --------        --------   --------
  Future net cash flow                       92,083          36,603    128,686
  10% annual discount                       (51,928)        (14,295)   (66,223)
                                           --------        --------   --------
  Discounted future net cash flows         $ 40,155 /(3)/  $ 22,308   $ 62,463
                                           ========        ========   ========

September 30, 1998:
  Future revenues                          $150,196        $ 53,779   $203,975
  Future production costs                   (31,649)        (24,095)   (55,744)
  Future development costs                   (9,887)         (1,439)   (11,326)
  Future income tax expense                 (38,108)         (1,045)   (39,153)
                                           --------        --------   --------
  Future net cash flow                       70,552          27,200     97,752
  10% annual discount                       (39,872)        (11,024)   (50,896)
                                           --------        --------   --------
  Discounted future net cash flows         $ 30,680        $ 16,176   $ 46,856
                                           ========        ========   ========

/(1)/ Includes approximately $6,970,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

/(2)/ Includes approximately $6,570,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

/(3)/ Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

Principal changes in the Company's estimated discounted future net cash flows for the three month period ended December 31, 2000 and for each of the three years in the period ended September 30, 2000 (in thousands) are as follows:

                                                                   United
                                                 Australia         States    Total
                                                 ---------        -------   -------
December 31, 2000:
Beginning of period                                $65,695        $10,179   $75,874
  Oil and gas sales, net of production costs          (140)          (209)     (349)
  Net change in prices and production costs          4,737          8,063    12,800
  Extensions and discoveries, less related costs         -              -         -
  Sales of reserves in place                             -              -         -
  Purchases of reserves in place                         -              -         -
  Change in estimated development costs              1,359            (11)    1,348
  Revision of previous quantity estimates              509         (1,438)     (929)
  Accretion of discount                              1,642            254     1,896
  Net change in income taxes                        (1,878)           (83)   (1,961)
  Changes in production rates and other             (2,226)        (1,541)   (3,767)
                                                   -------        -------   -------
End of period                                      $69,698 /(1)/  $15,214   $84,912
                                                   =======        =======   =======

At December 31, 2000, period-end oil and gas prices used in the determination of future cash flows for domestic reserves were $25.70 per barrel and $10.31 per Mcf, respectively. The gas price used in the determination of future cash flows for Australia reserves was U.S. $1.23 per Mcf.

/(1)/ Includes approximately $6,970,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                   United
                                                 Australia         States     Total
                                                 ---------        --------   -------
September 30, 2000:
Beginning of year                                 $ 40,155        $ 22,308   $62,463
       Oil and gas sales, net of production costs     (628)         (3,588)   (4,216)
  Net change in prices and production costs         (3,321)          5,452     2,131
  Extensions and discoveries, less related costs    32,876              81    32,957
  Sales of reserves in place                             -         (17,416)  (17,416)
  Purchases of reserves in place                     8,028               -     8,028
  Change in estimated development costs             (6,582)           (230)   (6,812)
  Revision of previous quantity estimates            4,368             367     4,735
  Accretion of discount                              4,016           2,231     6,247
  Net change in income taxes                       (12,349)          2,604    (9,745)
  Changes in production rates and other               (868)         (1,630)   (2,498)
                                                  --------        --------   -------
End of year                                       $ 65,695 /(2)/  $ 10,179   $75,874
                                                  ========        ========   =======

At September 30, 2000, year-end oil and gas prices used in the determination of future cash flows for domestic reserves were $27.47 per barrel and $5.74 per Mcf, respectively. The gas price used in the determination of future cash flows for Australia reserves was U.S. $1.19 per Mcf.

/(2)/ Includes approximately $6,570,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.


September 30, 1999:
Beginning of year                                      $30,680        $16,176   $46,856
  Oil and gas sales, net of production costs              (321)        (2,897)   (3,218)
  Net change in prices and production costs              3,466          7,179    10,645
  Extensions and discoveries, less related costs             -            192       192
  Purchases of reserves in place, net                        -            341       341
  Sale of reserves in place                                  -              -         -
  Change in estimated development costs                  2,121             67     2,188
  Revision of previous quantity estimates                2,533          2,743     5,276
  Accretion of discount                                  3,068          1,618     4,686
  Net change in income taxes                            (1,590)        (2,239)   (3,829)
  Changes in production rates and other                    198           (872)     (674)
                                                       -------        -------   -------
End of year                                            $40,155 /(3)/  $22,308   $62,463
                                                       =======        =======   =======

At September 30, 1999, year-end oil and gas prices used in the determination of future cash flows for domestic reserves were $22.08 per barrel and $2.48 per Mcf, respectively. The gas price used in the determination of future cash flows for Australia reserves as U.S. $1.35 per Mcf.

/(3)/ Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                    Australia   United States    Total
                                                    ---------   -------------   -------
September 30, 1998:
Beginning of year                                     $24,376        $ 30,251   $54,627
  Oil and gas sales, net of production costs           (1,193)         (4,151)   (5,344)
  Net change in prices and production costs             7,241         (10,946)   (3,705)
  Extensions and discoveries, less related costs            -           2,535     2,535
  Purchases of reserves in place, net                   3,204               -     3,204
  Sale of reserves in place                                 -          (1,726)   (1,726)
  Change in estimated development costs                 1,344              17     1,361
  Revision of previous quantity estimates              (5,176)         (3,047)   (8,223)
  Accretion of discount                                 2,438           3,025     5,463
  Net change in income taxes                           (2,134)          1,062    (1,072)
  Changes in production rates and other                   580            (844)     (264)
                                                      -------        --------   -------
End of year                                           $30,680        $ 16,176   $46,856
                                                      =======        ========   =======

At September 30, 1998, year-end oil and gas prices used in the determination of future cash flows for domestic reserves were $13.91 per barrel and $2.28 per Mcf, respectively. The gas price used in the determination of future cash flows for Australia reserves was U.S. $1.23 per Mcf.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 2000 and 1999 (in thousands, except per share data):


                                                            Quarter Ended
                                ----------------------------------------------------------------
                                December 31,          March 31,         June 30,    September 30,
                                    1999                2000             2000           2000          Total
                                -----------        --------------   -------------   ------------   -----------
Fiscal 2000
-----------
Revenues                        $     2,919        $        3,016   $       1,811   $        878   $     8,624
                                ===========        ==============   =============   ============   ===========


Gross profit                    $     1,590        $        1,602   $         777   $        422   $     4,391
                                ===========        ==============   =============   ============   ===========


Net income ( loss)              $        (1)       $          140   $       1,399   $     (1,495)  $        43
                                ===========        ==============   =============   ============   ===========


Net income (loss) per common
 share - basic and diluted      $         -        $            -   $         .06   $       (.06)  $         -
                                ===========        ==============   =============   ============   ===========



                                                            Quarter Ended
                                ----------------------------------------------------------------
                                December 31,          March 31,         June 30,    September 30,
                                    1999                2000             2000           2000          Total
                                -----------        --------------   -------------   ------------   -----------
Fiscal 1999
-----------

Revenues                        $     1,749        $        1,608   $       2,063   $      2,501   $     7,921
                                ===========        ==============   =============   ============   ===========


Gross profit                    $       604        $          493   $         896   $      1,341   $     3,334
                                ===========        ==============   =============   ============   ===========


Net loss                        $    (7,336) /(1)/ $       (1,108)  $        (578)  $       (273)  $    (9,295)
                                ===========        ==============   =============   ============   ===========

Net loss per common
 share - basic and diluted      $      (.55)       $         (.07)  $        (.04)  $       (.02)  $      (.63)
                                ===========        ==============   =============   ============   ===========


/(1)/ Includes $5,727,000 write-down of oil and gas properties.