Form 10QSB
period 2001-03-31
TIPPERARY CORP
filed 2001-05-15
CIK 98410

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the quarterly period ended   March 31, 2001
                                 --------------

                                      OR
_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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


                                (303) 293-9379
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No  _____
     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding May 1, 2001
----------------------------                    -----------------------
Common Stock, $.02 par value                    24,472,587 shares

                    TIPPERARY CORPORATION AND SUBSIDIARIES

                             Index to Form 10-QSB

                                                                                        Page No.

PART I.   FINANCIAL INFORMATION (UNAUDITED)

                Item 1.  Financial Statements

                                Consolidated Balance Sheets
                                March 31, 2001 and December 31, 2000                           1

                                Consolidated Statements of Operations
                                Three months ended March 31, 2001 and 2000                     2

                                Consolidated Statements of Cash Flows
                                Three months ended March 31, 2001 and 2000                     3

                                Notes to Consolidated Financial Statements                   4-7

                Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                     8-11


PART II.  OTHER INFORMATION

                Item 1.  Legal Proceedings                                                    12

                Item 2.  Changes in Securities                                                12

                Item 3.  Defaults Upon Senior Securities                                      12

                Item 4.  Submission of Matters to a Vote of Security Holders                  12

                Item 5.  Other Information                                                    12

                Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                                    14

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                                  March 31,    December 31,
                                                                    2001           2000
                                                                ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $      1,680   $      1,579
 Restricted cash                                                       2,842          1,459
 Receivables                                                             635            987
 Prepaid drilling costs                                                1,842          2,219
 Other current assets                                                    347            212
                                                                ------------   ------------
   Total current assets                                                7,346          6,456
                                                                ------------   ------------

Property, plant and equipment, at cost:
 Oil and gas properties, full cost method                             64,978         67,833
 Other property and equipment                                          3,177          1,069
                                                                ------------   ------------
                                                                      68,155         68,902

Less accumulated depreciation, depletion and amortization            (22,611)       (22,402)
                                                                ------------   ------------
 Property, plant and equipment, net                                   45,544         46,500
                                                                ------------   ------------

Deferred loan costs                                                    7,735            381
Other noncurrent assets                                                   84             13
                                                                ------------   ------------
                                                                $     60,709   $     53,350
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of note payable - related party                $          -   $        317
 Accounts payable                                                        512          3,312
 Accrued liabilities                                                     552            296
 Production taxes payable                                                 30             43
 Royalties payable                                                       267            232
                                                                ------------   ------------
   Total current liabilities                                           1,361          4,200
                                                                ------------   ------------

Long-term debt                                                         7,500              -
Long-term note payable - related party                                12,000         11,589
Advances from parent                                                   2,500              -

Commitments and contingencies (Note 5)

Minority interest                                                      1,024             42

Stockholders' equity:
 Preferred stock:
   Cumulative, $1.00 par value. Authorized
    10,000,000 shares; none issued                                         -              -
   Non-cumulative, $1.00 par value.  Authorized
    10,000,000 shares; none issued                                         -              -
 Common stock; par value $.02; 50,000,000 shares
  authorized; 24,482,185 issued and 24,472,587
  outstanding at March 31, 2001 and
  December 31, 2000                                                      490            490
 Capital in excess of par value                                      123,013        123,013
 Accumulated deficit                                                 (87,154)       (85,959)
 Treasury stock, at cost; 9,598 shares                                   (25)           (25)
                                                                ------------   ------------
   Total stockholders' equity                                         36,324         37,519
                                                                ------------   ------------
                                                                $     60,709   $     53,350
                                                                ============   ============


         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                   Three months ended
                                                         March 31,
                                                  --------------------
                                                    2001        2000
                                                  --------    --------


Revenues                                          $    869    $  3,016
                                                  --------    --------

Costs and expenses:
 Operating                                             462       1,414
 General and administrative                            977         867
 Depreciation, depletion and amortization              210         193
                                                  --------    --------

    Total costs and expenses                         1,649       2,474
                                                  --------    --------

    Operating income (loss)                           (780)        542

Other income (expense):
 Interest income                                        47          23
 Interest expense                                     (461)       (458)
 Foreign currency exchange gain (loss)                 (92)        (45)
                                                  --------    --------

    Total other expense                               (506)       (480)
                                                  --------    --------

    Income (loss) before income taxes               (1,286)         62

Current income tax expense                               -           -
                                                  --------    --------

Income (loss) before minority interest              (1,286)         62

Minority interest in loss of subsidiary                 91          78
                                                  --------    --------

Net income (loss)                                 $ (1,195)   $    140
                                                  ========    ========

Net income (loss) per share - basic and diluted   $  (0.05)   $      -
                                                  ========    ========

Weighted average shares outstanding:
 Basic                                              24,473      20,778
                                                  ========    ========
 Diluted                                            24,473      21,339
                                                  ========    ========


         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------

Cash flows from operating activities:
Net income (loss)                                             $(1,195)  $   140
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation, depletion and amortization                        210       193
  Amortization of deferred loan costs                             129         -
  Minority interest in loss of subsidiary                         (91)      (78)
  Change in assets and liabilities:
   (Increase) decrease in receivables                             352      (171)
   Increase (decrease) in prepaid drilling costs and other
    current assets                                                242       234
   Increase (decrease) in accounts payable and
    accrued liabilities                                        (1,374)      285
   Increase (decrease) in production taxes                        (13)        -
   Increase (decrease) in royalties payable                        35        61
                                                             --------  --------
Net cash provided by (used in) operating activities            (1,705)      664
                                                             --------  --------

Cash flows from investing activities:
 Net proceeds from asset sales                                      -       (26)
 Capital expenditures                                          (6,192)   (3,999)
                                                             --------  --------
Net cash used in investing activities                          (6,192)   (4,025)
                                                             --------  --------

Cash flows from financing activities:
 Proceeds from borrowings                                      14,500         -
 Principal repayments                                          (4,407)     (868)
 Increase in restricted cash                                   (1,383)        -
 Proceeds from issuance of stock                                    -     1,821
 Proceeds from issuance of warrants                                 -       576
 Payments for debt financing                                     (712)       (4)
                                                             --------  --------
Net cash provided by financing activities                       7,998     1,525
                                                             --------  --------

Net increase in cash and cash equivalents                         101    (1,836)

Cash and cash equivalents at beginning of period                1,579     5,314
                                                             --------  --------

Cash and cash equivalents at end of period                   $  1,680  $  3,478
                                                             ========  ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                   $    307  $    452
 Noncash investing and financing activities -
  Assets acquired through issuance of stock
  in subsidiary in 2001 and stock in Tipperary
  Corporation in 2000                                        $  1,074  $  1,861


         See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company" or "Tipperary") at March 31, 2001, and the results of its operations for the three-month periods ended March 31, 2001 and 2000. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%- owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd ("TOGA"), and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. All intercompany transactions and balances have been eliminated. The accounting policies followed by the Company are included in
Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB for the transition period ended December 31, 2000. These financial statements should be read in conjunction with the Form 10-KSB.

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by SFAS 137 and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. The Company's adoption of SFAS 133, effective January 1, 2001, did not have a significant impact upon the Company's financial position or results of operations. Tipperary entered into a foreign exchange contract to purchase Euros that were used to purchase a drilling rig from a manufacturer in Italy on March 30, 2001

Liquidity and Operations

With the substantial reduction in cash flow from operations following the sale of a majority of the Company's U.S. producing oil and gas assets during fiscal 2000, there is not sufficient cash flow from operations to support Tipperary's overhead and other ongoing cash needs over the next year. In addition, the Company's cash on hand is not sufficient to cover anticipated capital expenditures in excess of those to be financed by TCW Asset Management Company ("TCW"), discussed below. Tipperary's majority (54.1%) shareholder, Slough Estates USA, Inc. ("Slough"), has indicated that it is willing to make an additional equity investment of up to $20 million or, alternatively, that it would be prepared to loan the Company additional funds if needed through March 2002.

NOTE 2 - RELATED PARTY TRANSACTIONS

At March 31, 2001, the Company had a corporate loan of $12,000,000 due its largest shareholder, Slough Estates USA Inc. ("Slough"). The balance of this loan at December 31, 2000 was $7,500,000. Tipperary increased this debt by executing a new note for $12 million with the same terms as the $7.5 million note, which included a maturity date of March 31, 2003. Interest is due quarterly on the corporate loan at the 90-day London Interbank Offered Rate plus 3.5% (8.38% at March 31, 2001). Related party debt due Slough at December 31, 2000, also included a project-financing loan with a balance of $4,407,000 bearing interest at 10% per annum. In February 2001, the Company repaid the project-financing loan using the initial proceeds of its financing with TCW Asset Management Company ("TCW") discussed in Note 3.

On January 18, 2001, TOGA entered into a financing agreement with Slough which provided that Slough advance payments to TOGA toward Slough's purchase of a drilling rig and lease of the rig to TOGA. Slough has made advances under this agreement of $2,500,000 to Tipperary, which bear interest of 10% per annum. Under the terms of the financing agreement, payments are due to Slough monthly for rents received from an unaffiliated drilling contractor who has entered into an agreement with TOGA to lease the rig. Payments are also due Slough for accrued interest on the balance of aggregate advances less rent payments.

NOTE 3 - LONG-TERM DEBT

On April 28, 2000, the Company entered into a credit agreement with TCW ("Credit Agreement") that provides a borrowing facility of up to $17 million to be funded on or before December 31, 2001 upon the satisfaction of certain conditions. The obligation to repay the advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty's interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Tipperary has the right to purchase the interest from TCW, when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment, at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments are due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payment begins in March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006.

In February 2001, the Company received an initial loan advance of $7.5 million under the Credit Agreement. Proceeds from this initial advance were used to repay the $4,407,000 Comet Ridge project-financing loan due to Slough and pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project, with the balance provided as working capital for lender-approved purposes. Of the $9.5 million remaining under the credit facility, about $4.8 million is available to finance the Company=s share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. Upon the receipt of this initial funding, the Company recorded deferred financing costs of approximately $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan (61 months ending March 30, 2006). Deferred loan costs at March 31, 2001 also include approximately $1,000,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands except per share data):

                                                                       Three months ended
                                                                           March 31,
                                                                       ------------------
                                                                         2001      2000
                                                                       --------  --------
Numerator:
  Net income (loss)                                                    $ (1,195) $    140
  Less: preferred stock dividends                                             -       (79)
                                                                       --------  --------
  Net income (loss) available for common stockholders                  $ (1,195) $     61
                                                                       ========  ========
Denominator:
  Weighted average shares outstanding                                    24,473    20,778
  Effect of dilutive securities:
     Assumed conversion of dilutive options                                   -       561
                                                                       --------  --------
     Weighted average shares and dilutive potential common shares        24,473    21,339
                                                                       ========  ========
Basic earnings (loss) per share                                        $  (0.05) $      -
                                                                       ========  ========
Diluted earnings (loss) per share                                      $  (0.05) $      -
                                                                       ========  ========

Potentially dilutive common stock from the exercise of options and
  warrants not included in EPS that would have been antidilutive            983         -
                                                                       ========  ========
Total common stock and warrants which could potentially dilute basic
  EPS in future periods                                                   3,513     3,343
                                                                       ========  ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, Cause No. CV42,265, in the District Court of Midland County, Texas involving the Comet Ridge project. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, ("Tri-Star") were also joined as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Plaintiffs also allege that Tri-Star has been removed as operator, and that Tipperary Oil & Gas (Australia) Pty Ltd has been elected successor operator under the operating contract. Tri-Star has answered the amended petition, and on December 22, 2000, Tri-Star filed its first amended counterclaim alleging tortious interference with contract, the authority to prospect covering the project and with contractual relationships and with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 8, 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. Discovery is in progress and the case presently is set for trial in December 2001.

In 1997, the Company filed a complaint along with several other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies and agricultural cooperatives, as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, both the plaintiffs and the defendants moved for summary judgment on certain issues. On July 3 and October 4, 2000, and on March 5, 2001, the trial court entered two orders and a judgment deciding the issues in the case. The plaintiffs prevailed on some issues, and the defendants prevailed on other issues. The plaintiffs filed a Notice of Appeal on May 4, 2001.

NOTE 6 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations by geographic area is shown below (in thousands):

                                        United
                                        States     Australia      Total
                                        ------     ---------     -------
Three months ended March 31, 2001
  Revenues                              $  321       $   548     $   869
  Property, plant and equipment, net    $8,290       $37,254     $45,544

Three months ended March 31, 2000
  Revenues                              $2,501       $   515     $ 3,016
  Property, plant and equipment, net    $  947       $34,301     $35,248

NOTE 7 - SUBSEQUENT EVENTS

On May 4, 2001, the Company sold a 50% working interest in its 52,000-acre Lay Creek project in Moffat County, Colorado to an unaffiliated third party and entered into an agreement to jointly conduct exploratory drilling over this area. The Company received $2,000,000 at closing and will be reimbursed for $2,000,000 of its share of costs to drill and complete wells on the project acreage. If the entire reimbursement amount has not been paid within 18 months of the closing, the purchaser is obligated to pay the Company the remainder of the $2,000,000 in cash. The parties are committed to drill two wells on or before July 15, 2001, subject to extensions that may be obtained due to rig availability or regulatory delays, and three additional wells by June 17, 2002. Under the full cost method of accounting, no gain or loss will be recognized on the sale of this interest.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the world economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-KSB for the transition period ended December 31, 2000, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

Overview

The Company is principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalbed methane properties, with its major producing property located in Queensland, Australia. Tipperary also holds exploration permits in Queensland and is involved in coalbed methane exploration in the United States through projects in the Hanna Basin of Wyoming and in western Colorado. The Company seeks to increase its coalbed methane gas reserves through exploration and development projects and possibly through the acquisition of producing properties.

The Company's exploration and development efforts, and the majority of its capital investment in recent years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia. The Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"), owns a 62.25% non-operating undivided interest in the project, which consists of Authority to Prospect ("ATP") 526 covering approximately 1,088,000 acres in the Bowen Basin. In addition to the interest in the Comet Ridge property, TOGA holds a 100% interest in other exploration permits granted to TOGA by the Queensland government. These permits cover a total of approximately 1.5 million acres comprising ATPs 655, 675 and 690, which have initial terms expiring on October 31, 2003, February 29, 2004 and November 30, 2004, respectively.

Financial Condition, Liquidity and Capital Resources

The Company's primary sources of liquidity during the past few years have been from debt and equity financing and sales of producing properties. Tipperary has used these funds to pay off outstanding bank debt and for exploration and development operations including the acquisition of additional interests in the Comet Ridge project. Remaining funds were invested in domestic properties, most notably in the Hanna Basin coalbed methane project, in which the Company owns a non-operated 49% working interest, and in undeveloped oil and gas leasehold interests in Colorado.

With the substantial reduction in cash flow from operations following the sale of a majority of the Company's U.S. producing oil and gas assets during fiscal 2000, there is not sufficient cash flow from operations to support Tipperary's overhead and other ongoing cash needs over the next year. In addition, the Company's cash on hand is not sufficient to cover anticipated capital expenditures in excess of those to be financed through its credit agreement with TCW Asset Management Company ("TCW"), discussed below. The Company is evaluating various transactions that would enable it to meet the aforementioned cash funding needs, including additional debt financing, sales of common stock and asset sales. On April 17, 2001, the Company filed a registration statement with the U.S. Securities and Exchange Commission to register shares under a rights offering in order to raise up to $30,000,000. The offering price and number of shares have not yet been determined. Tipperary's majority (54.1%) shareholder, Slough Estates USA, Inc. ("Slough"), has indicated that it is willing to make an additional equity investment of up to $20 million through this rights offering or, alternatively, that it would be prepared to loan the Company additional funds if needed through March 2002.

The Company had unrestricted cash and temporary investments of $1,680,000 as of March 31, 2001, compared to $1,579,000 as of December 31, 2000. The restricted cash as of March 31, 2001 includes cash in collateral accounts maintained in connection with TCW financing, the use of which is restricted to disbursements made either to TCW or as otherwise approved by TCW. At March 31, 2001, the Company had working capital of $5,985,000 compared to working capital of $2,256,000 as of December 31, 2000. During the three months ended March 31, 2001, cash flows were provided by debt financing. These proceeds were used to fund capital expenditures and operating activities.

Net cash used by operating activities was $1,705,000 during the three months of 2001 compared to cash provided of $664,000 during the corresponding prior year period. The decrease in net cash from operations was attributable primarily to the sale of most of the Company's U.S. oil and gas properties during fiscal 2000.

During the three months ended March 31, 2001, the Company had net receipts of $7,998,000 from financing, which included borrowings of $7,500,000 from TCW and $4,500,000 from Slough. Capital expenditures of $6,192,000 included $2,076,000 for the purchase of a drilling rig to be leased to a drilling contractor in Queensland, Australia (discussed below), $1,718,000 for acreage acquisitions in Colorado, $1,293,000 for drilling, completion and other costs on the Comet Ridge project and $932,000 for drilling and completion costs in the Hanna Basin of Wyoming.

For the prior year's quarter ended March 31, 2000, the Company invested approximately $4,000,000 in property plant and equipment, which was primarily for the acquisition of additional interests in the Comet Ridge project. Net cash provided by financing activities was $1,525,000 and included $2,400,000 received from the sale of stock and issuance of warrants in connection with financing arrangements with two individual investors. These equity proceeds were used to partially fund the aforementioned acquisition. During the prior year's quarter, the Company also made principal repayments of $868,000 on the Comet Ridge project-financing loan then outstanding from Slough.

At December 31, 2000, the Company owed Slough $11,906,000, consisting of a corporate loan of $7,500,000 and a project-financing loan of $4,406,000, which was used to finance the Company=s share of an eight-well drilling program on the Comet Ridge project during fiscal 1999 and fiscal 2000. The Company repaid the project-financing loan in February 2001, using the initial proceeds of a financing agreement with TCW discussed below. Since December 31, 2000, the Company has borrowed an additional $4.5 million under the corporate loan agreement with Slough, increasing the total amount owed to Slough to $12 million as of March 31, 2001. The promissory note for $12 million matures March 31, 2003 and bears interest at the 90-day London Interbank Offered Rate plus 3.5%. The interest rate was 8.38% at March 31, 2001.

In February 2001, the Company received an initial loan advance of $7.5 million under a $17 million borrowing facility with TCW (ACredit Agreement). Proceeds from this initial advance were used to repay Slough for the Comet Ridge project-financing loan of $4,407,000, pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project and pay approximately $240,000 of expenses related to the financing. The balance of $1,353,000 is to be used as working capital for lender-approved purposes. Of the $9.5 million remaining under the credit facility, about $4.8 million is available to finance the Company=s share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. Upon the receipt of this initial funding, the Company recorded deferred financing costs of $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs at March 31, 2001 also include approximately $1,000,000 of costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

Tipperary proposed the 20-well drilling program to the other owners in July 2000 and estimated the cost at approximately $10 million. The Company subsequently received Authorities for Expenditure ("AFEs") from the operator with estimated costs of $15 million. If the operator is unable to complete the project below the AFE costs, Tipperary's share of the $5 million difference, or almost $3.1 million, will have to be funded from other sources, as Tipperary does not have internal sources of capital at this time to cover increased drilling and completion costs. With the approval of TCW, approximately $1 million of working capital available from their initial funding could be used to cover a portion of any excess capital costs.

The obligation to repay the TCW advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Tipperary has the right to purchase the interest from TCW, when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment, at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments on the TCW financing will be due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006.

TOGA has entered into an Agreement for Hire ("Lease Agreement") with an unaffiliated drilling contractor in Queensland, Australia ("Lessee") to lease from TOGA the drilling rig and related equipment. The terms of the Lease Agreement provide that the Lessee will use the rig to drill on TOGA's ATPs and possibly on ATP 526. To the extent the rig is not being used for TOGA's drilling activities, it may, with TOGA's consent, be used by the Lessee to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well on which the rig is used. No interest or finance charge accrues on the lease, but the Company will benefit from reduced costs to drill wells on ATP 526 or TOGA's ATPs. In the case of drilling on the Comet Ridge project, the Company's co-owners will also benefit from their proportionate share of the cost reduction. The lessee also received a two-year option to buy the rig and related equipment at TOGA's net cost.

During January 2001, Slough advanced $2,500,000 to Tipperary for Slough's purchase of the rig from TOGA. The advances were made pursuant to a financing agreement between Slough and the Company dated January 18, 2001, providing that Slough would purchase the rig from TOGA and enter into a lease agreement to lease the rig to TOGA. The parties are considering restructuring the transaction as a loan rather than as advances toward the purchase of the rig. See Note 2 to the Consolidated Financial Statements.

Results of Operations - Comparison of the Three Months Ended March 31, 2001 and 2000

The Company incurred a net loss of $1,195,000 for the three months ended March 31, 2001, compared to net income of $140,000 for the three months ended March 31, 2000. This decrease is attributable to reduced revenues due to the sale of most of the Company's producing properties in the U.S. during 2000. The table below provides a comparison of operations for the three months ended March 31, 2001 with those of the prior year's quarter.

                                                        March 31      March 31        Increase        % Increase
                                                          2001          2000         (Decrease)      (% Decrease)
                                                        --------     ----------     ------------     ------------
Worldwide operations:

Operating Revenue                                       $869,000     $3,016,000     $ (2,147,000)         (71%)
Oil Volumes (Bbls)                                         4,800         72,000          (67,200)         (93%)
Gas Volumes (Mcf)                                        513,000        650,000         (137,000)         (21%)
Average Oil Price per Bbl                               $  28.35     $    24.63     $       3.72           15%
Average Gas Price per Mcf                               $   1.43     $     1.91     $      (0.48)         (25%)
Operating Expense                                       $462,000     $1,414,000     $   (952,000)         (67%)
Average Lifting Cost per Mcf Equivalent ("Mcfe")        $   0.86     $     1.31     $      (0.45)         (34%)
General and Administrative Expense                      $977,000     $  867,000     $    110,000           13%
Depreciation, Depletion and Amortization ("DD&A")       $210,000     $  193,000     $     17,000            9%
DD&A Rate per Mcfe                                      $   0.36     $     0.17     $       0.19          117%
Interest Expense                                        $461,000     $  458,000     $      3,000            1%

                                                        March 31      March 31        Increase        % Increase
                                                          2001          2000         (Decrease)      (% Decrease)
                                                        --------     ----------     ------------     ------------
Domestic operations:

 Operating Revenue                                      $321,000     $2,501,000     $ (2,180,000)          (87%)
 Oil Volumes (Bbls)                                        4,800         72,000     $    (67,200)          (93%)
 Gas Volumes (Mcf)                                        23,000        259,000     $   (236,000)          (91%)
 Average Oil Price per Bbl                              $  28.35     $    24.63     $       3.72            15%
 Average Gas Price per Mcf                              $   8.01     $     2.75     $       5.26           191%
 Operating Expense                                      $148,000     $1,034,000     $   (886,000)          (86%)
 Average Lifting Cost per Mcfe                          $   2.86     $     1.50     $       1.36            91%
 DD&A                                                   $ 55,000     $   13,000     $     42,000           323%
 DD&A rate per Mcfe                                     $   0.83     $        -     $       0.83           N/A

Australia operations:

 Operating Revenue                                      $548,000     $  515,000     $     33,000             6%
 Gas Volumes (Mcf)                                       490,000        391,000     $     99,000            25%
 Average Gas Price per Mcf                              $   1.12     $     1.32     $      (0.20)          (15%)
 Operating Expense                                      $314,000     $  380,000     $    (66,000)          (17%)
 Average Lifting Cost per Mcf                           $   0.64     $     0.97     $      (0.33)          (34%)
 DD&A                                                   $155,000     $  180,000     $    (25,000)          (14%)
 DD&A rate per Mcf                                      $   0.31     $     0.46     $      (.15)           (32%)

The sale of domestic producing properties significantly reduced worldwide oil and gas volumes. This volume reduction caused significant decreases in worldwide operating revenue, operating expense and net income. The Company's overall average gas price decreased due to an unfavorable exchange rate adversely affecting the price received for Australia sales. The average lifting cost per Mcfe decreased 34% worldwide due to an increase in gas production volumes from the Company's Australian operations.

An increase in general and administrative expense of 13% is primarily due to the absence of overhead reimbursements on operated properties sold during 2000. The 9% increase in DD&A costs is attributable to increased balances in property plant and equipment from March 31, 2000 to March 31, 2001. The Company experienced a 117% increase in the overall DD&A rate per Mcfe despite a 32% decrease in the DD&A rate for Australian operations. The overall DD&A rate increase was caused by the suspension of DD&A on U.S. oil and gas properties for the three months ended March 31, 2000 due to the Company holding these assets for sale and resumption of DD&A on remaining domestic oil and gas properties for the three months ended March 31, 2001. DD&A for domestic operations in the three months ended March 31, 2000 related to furniture, fixtures and equipment.

Interest expense for the three months ended March 31, 2001 increased by $129,000 due to the amortization of deferred financing cost and decreased by $64,000 for interest capitalization. The remaining $65,000 decrease was attributable to a lower average debt balance and lower interest rates during the current quarter as compared to the prior year's quarter. Both deferred financing cost amortization and interest capitalization are non-cash items and were not included in interest expense for the three months ended March 31, 2000.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 5 to the Consolidated Financial Statements under Part I - Item 1.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on January 23, 2001, and proxies for such meeting were solicited pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. The table below summarizes voting results:

                                        Votes For       Votes Withheld
                                        ----------      --------------
                Kenneth L. Ancell       21,080,437         138,981
                David L. Bradshaw       21,080,437         138,981
                Eugene I. Davis         21,080,432         138,986
                Douglas Kramer          21,080,437         138,981
                Marshall D. Lees        21,080,437         138,981
                Charles T. Maxwell      21,080,432         138,986
                D. Leroy Sample         21,080,427         138,991

         In addition, the shareholders ratified the following proposal:

         A proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the transition period ended December 31, 2000 and the fiscal year ending December 31, 2001;

                   For                  Against         Abstain
                21,218,566                  326             526


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Filed in Part I

                        11. Computation of per share earnings, filed herewith as Note 4 to the Consolidated Financial Statements.

              Filed in Part II

                        4.69 Promissory Note dated March 6, 2001, in the amount of $12,000,000 issued by Registrant to Slough Estates USA Inc.

                        4.70 Fourth Amendment to Security Agreement dated March 6, 2001, between the Registrant and Slough Estates USA Inc.

                        4.71 First Amended and Restated Credit Agreement among Tipperary Corporation as Borrower, Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of February 20, 2001.

                        The other material contracts of the Company are incorporated herein by reference from the exhibit list in the Company's Annual Report on Form 10-KSB for the Transition Period Ended December 31, 2000.

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tipperary Corporation
                              --------------------------------------------------
                              Registrant



Date:  May 15, 2001           By: /s/ David L. Bradshaw
                                  ----------------------------------------------
                                  David L. Bradshaw, President, Chief Executive Officer and Chairman of the Board of Directors



Date:  May 15, 2001           By: /s/ Lisa S. Wilson
                                  ----------------------------------------------
                                  Lisa S. Wilson, Chief Financial Officer and
                                  Principal Accounting Officer