Form 10KSB40/A
period 2000-12-31
TIPPERARY CORP
filed 2001-06-14
CIK 98410

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                FORM 10-KSB(A)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                                      OR

       X    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----  SECURITIES EXCHANGE ACT OF 1934

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

                   Issuer's telephone number (303) 293-9379

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class            Name of each exchange on which registered
      -------------------            ------------------------------------------
      Common Stock, $.02 par value   American Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No _________
    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB(A) or any amendment to this Form 10-KSB(A) [X]

Issuer's revenues for its transition period: $864,000

Aggregate market value of common stock held by non-affiliates of the registrant was $35,007,000, based on the closing price of $3.15 per share as of March 1, 2001.

Shares of the registrant's Common Stock outstanding as of March 1, 2001:
24,472,587 shares.

Documents incorporated by reference and the Part of the Form 10-KSB(A) into which the document is incorporated:
None

              Transitional Small Business Issuer Format Yes ______  No   X
                                                                       -----

This amendment to Tipperary Corporation's Annual Report on Form 10-KSB for the transition period from October 1, 2000 to December 31, 2000 includes, among other things, changes from the previous report to reflect revisions to depreciation, depletion and amortization and related gain of U.S. oil and gas properties through the date of disposal for the fiscal year ended September 30, 2000. (See Note 14 to the Consolidated Financial Statements.)

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

In addition to the interest in the Comet Ridge property, TOGA holds a 100% interest in other exploration permits granted to TOGA by the Queensland government. These permits cover a total of approximately 1.5 million acres comprising ATPs 655, 675 and 690, which have terms expiring on October 31, 2003, February 29, 2004 and November 30, 2004, respectively. The Company began exploration by drilling one well each on ATPs 655 and 675 during the quarter ended September 30, 2000. Tipperary expects to production test these wells and drill two more wells on these ATPs during 2001. The Company expects to invest approximately US$160,000 in ATP 690 during 2001, in order to satisfy the minimum expenditure requirements under the terms of the ATP. Total capital expenditures in Australia during the transition period ended December 31, 2000 and during fiscal 2000 were approximately $1,994,000 and $10,740,000, respectively.

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

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of December 31, 2000:


                                  Producing wells                                  Acreage
                              Oil                 Gas                  Producing             Undeveloped
                     ----------------------------------------     -----------------------------------------
State/Country          Gross      Net      Gross        Net         Gross      Net        Gross        Net
-------------         ------      ---      -----        ---         -----      ---        -----        ---
Australia/(1)/             -        -         26      15.43         9,633    5,715      268,700    159,415
Colorado/(2)(3)/           -        -          -          -             -        -       83,115     74,641
Oklahoma/(2)/              -        -          -          -             -        -          140         35
Texas/(2)/                 -        -         22       2.07         6,933      679          653         20
Wyoming/(2)(4)/            -        -         14       3.43             -        -       41,948     23,424
                      ------    -----       ----      -----       -------    -----     --------   --------

Total                      -        -         62      20.93        16,566    6,394      394,556    257,535
                      ======    =====       ====      =====       =======    =====     ========   ========

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

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled by the Company during the three months ended December 31, 2000 and in fiscal years 2000, 1999, and 1998 is as follows:

                                                 Australia           United States             Total
                                            ------------------    ------------------    ------------------
                                              Gross      Net        Gross      Net        Gross      Net
                                            ---------  -------    ---------  -------    ---------  -------
December 31, 2000
     Wells drilled (productive)
         Exploratory/(1)/                           -        -            6     2.94            6     2.94
         Development                                -        -            -        -            -        -
                                            ---------  -------    ---------  -------    ---------  -------
     Total Wells Drilled                            -        -            6     2.94            6     2.94
                                            =========  =======    =========  =======    =========  =======

September 30, 2000
     Wells drilled (productive)
         Exploratory                                -        -            1      .49            1      .49
         Development                                5     2.97            4      .24            9     3.21
                                            ---------  -------    ---------  -------    ---------  -------
     Total Wells Drilled                            5     2.97            5      .73           10     3.70
                                            =========  =======    =========  =======    =========  =======

September 30, 1999
     Wells drilled (productive)
         Exploratory                                -        -            -        -            -        -
         Development                                5     2.79            3      .01            8     2.80
                                            ---------  -------    ---------  -------    ---------  -------
     Total Wells Drilled                            5     2.79            3      .01            8     2.80
                                            =========  =======    =========  =======    =========  =======

September 30, 1998
     Productive wells drilled
         Exploratory                                -        -            4     1.52            4     1.52
         Development                                -        -            1      .05            1      .05

     Dry holes drilled (exploratory)                -        -            2     1.25            2     1.25
                                            ---------  -------    ---------  -------    ---------  -------

     Total wells drilled                            -        -            7     2.82            7     2.82
                                            =========  =======    =========  =======    =========  =======

/(1)/ Further testing of these productive wells is required in order to determine if they are economic.

PRODUCTION

The following table summarizes information regarding Tipperary's net gas and oil production for October 1 through December 31, 2000 and for each of the fiscal years in the three year period ended September 30, 2000.

Australia                        Quantities Sold              Average Sales Price              Average
---------                   ------------------------       ------------------------
                                 Gas          Oil              Gas            Oil           Lifting Cost
                              (Mcf)/(1)/     (Bbl)            (Mcf)          (Bbl)           Per Mcf/(2)/__
                            -------------   --------       -----------      --------        -----------------
October through
 December 2000                 466,000             -        $    1.13             -         $        0.83
       2000                  1,606,000             -        $    1.27             -         $        0.87
       1999                    904,000             -        $    1.32             -         $        0.96
       1998                    371,000             -        $    1.22             -         $        1.28

United States                    Quantities Sold              Average Sales Price              Average
-------------               ------------------------       ------------------------
                                 Gas          Oil              Gas            Oil           Lifting Cost
                               (Mcf)         (Bbl)            (Mcf)          (Bbl)             Per Mcf
                            ----------      --------       ----------       -------         -----------------
October through
 December 2000                  31,000         3,000        $    5.75     $   30.33         $        1.40
       2000                    711,000       192,000        $    2.76     $   23.63         $        1.52
       1999                  1,183,000       352,000        $    1.68     $   13.15         $        1.13
       1998                  1,320,000       426,000        $    1.72     $   14.63         $        1.12

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

DELIVERY COMMITMENTS

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

The Company plans to meet these commitments through continued development of the Comet Ridge project under the 20-well drilling program discussed previously. Additionally, increased volumes are expected from existing wells through the connection of additional wells to the gathering system, the completion of the de-watering process and recompletion efforts on several wells which are currently not producing.

SIGNIFICANT CUSTOMERS

In Australia, the Company is currently selling 100% of its gas to ENERGEX. The Company is selling its domestic oil and gas production to several purchasers, generally under short-term contracts. Tipperary had domestic sales in excess of 10% of total U.S. revenues to the oil and gas customers listed below.

                                       10/1/00-    10/1/99-  10/1/98-   10/1/97-
      Significant Customer             12/31/00    9/30/00    9/30/99    9/30/98
      --------------------             --------    -------    -------    -------
      Vastar Resources, Inc.             39%
      Sunoco, Inc.                       36%         14%
      BPAmoco Production Co.                         22%        23%        19%
      Versado Gas Processors, LLC                    12%        11%
      Plains Marketing, LP                                      10%        16%
      Dynegy Midstream Services, LP                                        11%

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

Environmental Matters. The Company's business activities are subject to federal, state and local environmental laws and regulations. The Company has incurred costs of approximately $94,000, $22,000, $25,000 and $40,000 in the transition period ended December 31, 2000, fiscal 2000, 1999 and 1998, respectively, to comply with environmental regulations. The Company will continue to monitor its environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

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

Environmental Matters. Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the Environmental Protection Act and any condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The Company has not incurred identifiable costs to comply with the foregoing regulations and management believes that any future costs will not be material and will not significantly hinder or delay the Company's plans in Australia. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary
                                                                      ---------
Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum
-----------------------------------------------------------------------------
Company, Cause No. CV42,265, in the District Court of Midland County, Texas
-------
involving the Comet Ridge project. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, were also named as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Tri-Star has answered the amended petition, and on December 22, 2000, Tri-Star filed its first amended counterclaim alleging tortuous interference with contract, the authority to prospect covering the project and with contractual relationships and with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 8, 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. Discovery is in progress and the case is set for trial in December 2001.

In 1997, the Company filed a complaint along with ten other plaintiffs in BTA
                                                                          ---
Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in the
-------------------------------------------------
Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies (such as ExxonMobil Corporation) and agricultural cooperatives (Cenex Harvest States Cooperatives), as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, the defendants moved for summary judgment against the plaintiffs. The trial court has entered two orders deciding the issues in the case. The plaintiffs prevailed on some issues, and the defendants prevailed on other issues. The parties are discussing the form of a judgment to submit to the trial court for entry. The parties anticipate an appeal after the judgment is entered..

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 1992. As of March 1, 2001, there were approximately 1,900 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

                      Transition
                     Period ended             Fiscal               Fiscal
                   December 31, 2000           2000                 1999
                   -----------------     -----------------    ----------------

                   High      Low         High      Low        High     Low
                   -------   -------     ------    -------    -------  -------
December 31        $  3.75   $  3.00     $ 1.63    $  1.00    $  2.13  $  0.88
March 31               N/A       N/A     $ 4.06    $  1.19    $  1.88  $  0.69
June 30                N/A       N/A     $ 3.69    $  2.13    $  1.94  $  0.56
September 30           N/A       N/A     $ 4.25    $  3.25    $  1.63  $  1.00

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain any earnings to provide funds for operations and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

In December 1998, the Company received equity financing of $4,000,000 from Slough Estates USA Inc. ("Slough"), the Company's largest shareholder. The equity financing was obtained from the issuance of 2,000,000 shares of common stock. The $4,000,000 proceeds from the issuance of common stock were used to reduce bank debt. In connection with this equity financing, the Company also issued to Slough warrants to purchase 500,000 shares of the Company's common stock at $3.00 per share, exercisable during a five-year period beginning in December 2000 and ending in December 2005.

On December 23, 1999, the Company consummated an equity financing transaction with Slough for the purchase of 6,329,114 shares of the Company's 1999 Series A Convertible Cumulative Preferred Stock for $10,000,000, or $1.58 per share. At closing Slough converted 2,900,000 shares of the convertible preferred stock into 2,900,000 shares of restricted common stock. Also, at the closing, the Company issued Slough warrants for 1,200,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised during an eight-year period beginning December 23, 2001 and ending December 23, 2009. Effective February 29, 2000, Slough converted the remaining shares of preferred stock into 3,429,114 shares of restricted common stock. Proceeds from the $10,000,000 Slough financing was used to substantially reduce the Company's outstanding debt, to fund ongoing coalbed methane exploration and development, and for general corporate purposes.

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

The offer and sale of the shares under each of the foregoing transactions were not registered under the Securities Act of 1933 (the "Securities Act"), but rather were made privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The purchasers of the preferred and common stock under each of the foregoing transactions had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. The certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-KSB(A), contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Transition Period
-----------------

At December 31, 2000, the Company's total debt repayment obligation was $11,906,000. The entire obligation is owed to Slough, and includes a corporate loan of $7,500,000 and a project-financing loan of $4,406,000, which was used to finance the Company's share of an eight-well drilling program on the Comet Ridge project during fiscal 1999 and fiscal 2000. The Company repaid the project-financing loan in February 2001, using the initial proceeds of a financing agreement with TCW discussed below. Since December 31, 2000, the Company has borrowed an additional $4.5 million under the corporate loan agreement with Slough, increasing the total amount owed to Slough to $12 million as of March 31, 2001. The promissory note for $12 million matures March 31, 2003 and bears interest at the 90-day London Interbank Offered Rate plus 3.5%. The weighted-average interest rate was 10.16% at December 31, 2000.

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

The obligation to repay the TCW advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary will also make monthly payments to TCW equal to a 6% overriding royalty from the gross project revenues received by Tipperary's 90%-owned subsidiary, Tipperary Oil & Gas Australia, Pty Ltd ("TOGA"). Upon payment of the loan in full, TCW has the option to sell this interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum estimated to be $6.8 million. Tipperary has the right to purchase the interest from TCW when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment. The royalty payments to TCW is estimated to total $1.1 million over the next three years and $20.6 million over the life of the project if the royalty is not otherwise terminated. Principal payments on the TCW financing will be due quarterly in an amount equal to the greater of a percentage of cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance on the notes is due and payable in full on March 30, 2006.

At December 31, 2000, the Company's material commitments for capital expenditures in Australia during 2001 totaled approximately $10.8 million and included $9.3 million for the 20-well drilling program on Comet Ridge and $1.5 million of minimum expenditure requirements on the Company's 100%-owned ATPs. Of the $10.8 million of total expenditure, $6.3 million will be financed by TCW and the remainder will be funded with proceeds from equity or debt financing.

Tipperary proposed the 20-well drilling program to the other owners in July 2000 and estimated the cost at approximately $10 million. The Company subsequently received Authorities for Expenditure ("AFEs") from the operator with estimated costs of $15 million. If the operator is unable to complete the project below the AFE costs, Tipperary's share of the $5 million difference, or almost $3.1 million, will have to be funded from other sources, as Tipperary does not have internal sources of capital at this time to cover increased drilling and completion costs. With the approval of TCW, the working capital available from the initial $7.5 million funding could be used to cover a portion of any excess capital costs. Additionally, as discussed previously, debt and equity financing will fund remaining capital requirements.

In addition to the interest in the Comet Ridge project, TOGA owns a 100% interest in exploration permits granted by the Queensland government that cover a total of approximately 1.5 million acres comprising ATPs 655, 675 and 690. We began exploration by drilling one well each on ATPs 655 and 675 during the quarter ended September 30, 2000. We now plan to production test these wells and drill two more wells on these ATPs during 2001.

The expenditure requirement for ATP 655 is approximately $3.5 million ($6.7 million Australian) over a four-year term ending October 31, 2003. TOGA expects to incur approximately $1.1 million ($2.0 million Australian) during 2001 on ATP 655.

The expenditure requirement for ATP 675 is approximately $1.1 million ($1.9 million Australian) over a four-year term ending February 29, 2004. TOGA will incur a minimum of $200,000 ($380,000 Australian) in additional capital spending during 2001 on ATP 675.

ATP 690 has an expenditure requirement of approximately $550,000 ($1.1 million Australian) over a four-year term ending November 30, 2004. Tipperary plans to spend $160,000 on ATP 690 during 2001.

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

In November 2000, TOGA entered into an agreement to acquire a drilling rig from a manufacturer in Italy. The EURO 1,600,000 purchase price of the rig is secured with an irrevocable letter of credit issued by the Company's bank to the manufacturer. The letter of credit is secured by US $1,450,000 plus accrued interest in restricted cash deposited into a collateral account. Tipperary also entered into a foreign exchange contract with the bank to purchase EURO 1,600,000 for US $1,397,000.

In addition, TOGA entered into an Agreement for Hire ("Lease Agreement") with a drilling contractor in Queensland, Australia ("Lessee") to lease from TOGA the rig and other related equipment. The terms of the Lease Agreement provide that the Lessee will use the rig to drill on TOGA's ATPs and possibly on ATP 526. To the extent the rig is not being used for TOGA's drilling activities, it may, with TOGA's consent, be used by the Lessee to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well. No interest or finance charge accrues on the lease, but the Company will benefit from reduced costs to drill each well on ATP 526 or TOGA's ATPs. In the case of drilling on the Comet Ridge project, the Company's co-owners will also benefit from their proportionate share of the cost reduction. The lessee also received a two-year option to buy the rig and related equipment at TOGA's net cost.

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

Fiscal 2000
-----------

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

Fiscal 1999
-----------

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

Fiscal 1998
-----------

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

Use of Derivatives
------------------

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

Income taxes
------------

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

RESULTS OF OPERATIONS

Comparison of Transition Period to the Quarter Ended December 31, 1999
----------------------------------------------------------------------

As described in Note 14 to the Consolidated Financial Statements, certain amounts have been revised from those previously reported relating to the Company's depreciation, depletion and amortization ("DD&A") of the United States oil and gas properties and related gain through the date of their disposal for the fiscal year ended September 30, 2000.

Unless otherwise indicated, all of the discussion in this section first discusses the three-month transition period ended December 31, 2000 and compares it to the corresponding quarter ended December 31, 1999.

The Company incurred a net loss of $1,120,000 compared to a net loss of $306,000. Revenues decreased to $864,000 from $2,919,000. The increased loss and decrease in revenue resulted from the sale of most of the Company's U.S. oil and gas properties at the end of fiscal 2000.

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

DD&A expense decreased to $225,000 from $742,000 largely due to decreased sales volumes in the U.S. after the sale of properties. In Australia, the DD&A rate was reduced to $.23 per Mcf from $.32 per Mcf as a result of an approximately doubling of proved reserves and despite costs added to the full cost pool. In the United States, DD&A expense decreased in the transition period but the rate per equivalent Mcf increased to $1.30 from $0.69. This rate increase was the result of approximately $2.6 million of costs added to the full cost pool and a decrease in undeveloped costs excluded from the DD&A calculation in the three months ended December 31, 2000.

Interest expense decreased to $302,000 from $544,000, mostly due to decreased long-term debt outstanding.

Foreign currency exchange gains were $32,000 in the 2000 period compared to a loss of $1,000 in the 1999 three- month period.

Comparison of the Fiscal Years Ended September 30, 2000 and 1999
----------------------------------------------------------------

Unless otherwise indicated, all of the discussion in this section first discusses fiscal 2000 and compares it to fiscal 1999.

The Company reported net income of $43,000 versus a net loss of $9,295,000. The income in fiscal 2000 included a $4,837,000 gain on domestic property sales, a $1,573,000 non-cash write-down of the Company's deferred tax asset, and a $557,000 non-cash impairment of prepaid drilling costs. The loss in fiscal 1999 included a $5,727,000 non-cash write-down of domestic oil and gas properties. The gross profit from oil and gas sales increased $1,057,000, or 32% to $4,391,000 from $3,334,000. The increase was due to higher prices received from sales of domestic production and increased sales volumes from the Comet Ridge project in Australia.

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

DD&A expense decreased $1,183,000, or 38%, to $1,971,000 from $3,154,000. The decrease was attributable to reduced capital costs in the Company's full cost pool resulting from domestic asset sales. Increased sales from the Comet Ridge project caused a $152,000 (29%) increase in DD&A expense attributable to the Australia full cost pool to $685,000 from $533,000. Depletion rates per equivalent barrel of domestic production for the years ended September 30, 2000 and 1999 were $4.66 and $4.51, respectively. The rate of depletion per Mcf of production in Australia was $0.29 for the year ended September 30, 2000 and $0.30 for fiscal 1999.

At September 30, 2000, Tipperary recorded a $557,000 impairment of prepaid drilling costs. Because the Company was unable to obtain assurance from the operator that the work will either be completed in the near term or the payments refunded, Tipperary wrote off these prepayments and recorded the impairment charge. As indicated above, Tipperary is in litigation with the operator of the Comet Ridge project. See Note 11 to the Consolidated Financial Statements.

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

Comparison of the Fiscal Years Ended September 30, 1999 and 1998
----------------------------------------------------------------

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

DD&A expense decreased $820,000, or 21%, to $3,154,000 from $3,974,000. The decrease was attributable to a lower DD&A rate per equivalent barrel for domestic production resulting from the write-down of the full cost pool effective December 31, 1998. A longer economic reserve life based on increased product prices also contributed to the rate decrease. DD&A expense related to the Company's Australia full cost pool increased $276,000, or 107%, to $533,000 from $257,000, as a result of increased sales from the Comet Ridge project.

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

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements appear on pages 17 through 47 in this report:

Report of Independent Accountants                                                                                17

Consolidated Balance Sheets
         as of December 31, 2000 and September 30, 2000 and 1999                                                 18

Consolidated Statements of Operations
         for the Three Months ended December 31, 2000 and Years ended September 30, 2000, 1999 and 1998          19

Consolidated Statements of Stockholders' Equity
         for the Three Months ended December 31, 2000 and Years ended September 30, 2000, 1999 and 1998          20

Consolidated Statements of Cash Flows
         for the Three Months ended December 31, 2000 and Years ended September 30, 2000, 1999 and 1998          21

Notes to Consolidated Financial Statements                                                                       22

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




/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP


Denver, Colorado
March 30, 2001

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (in thousands)

                                                                                          September 30,
                                                         December 31,         -----------------------------------
ASSETS                                                      2000                  2000                  1999
                                                        -------------         -------------         -------------
Current assets:
     Cash and cash equivalents                          $       1,579         $       5,897         $         430
     Restricted cash                                            1,459                     -                     -
     Receivables                                                  987                 1,515                 1,525
     Inventory                                                      -                     -                   209
     Prepaid drilling costs                                     2,219                 2,239                     -
     Other current assets                                         212                   340                   899
                                                        -------------         -------------         -------------
         Total current assets                                   6,456                 9,991                 3,063
                                                        -------------         -------------         -------------

Property, plant and equipment, at cost:
     Oil and gas properties, full cost method                  67,833                63,342               136,562
     Other property and equipment                               1,069                 1,039                 2,402
                                                        -------------         -------------         -------------
                                                               68,902                64,381               138,964

Less accumulated depreciation, depletion and
  amortization                                                (22,402)              (22,176)              (95,642)
                                                        -------------         -------------         -------------
     Property, plant and equipment, net                        46,500                42,205                43,322
                                                        -------------         -------------         -------------


Noncurrent portion of deferred income taxes, net                    -                     -                 1,573
Other noncurrent assets                                           394                   350                    47
                                                        -------------         -------------         -------------
                                                        $      53,350         $      52,546         $      48,005
                                                        =============         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes payable - related party   $         317         $         353         $         174
     Accounts payable                                           3,312                 2,137                 1,780
     Accrued liabilities                                          296                   397                   592
     Production taxes payable                                      43                    58                    46
     Royalties payable                                            232                   205                   201
                                                        -------------         -------------         -------------
         Total current liabilities                              4,200                 3,150                 2,793
                                                        -------------         -------------         -------------

Long-term debt                                                      -                     -                11,800
Long-term notes payable - related party                        11,589                10,633                 9,465
Commitments and contingencies (Note 11)

Minority interest                                                  42                   128                   495

Stockholders' equity:
     Preferred stock:
         Cumulative, $1.00 par value.  Authorized
              10,000,000 shares; none issued                        -                     -                     -
         Non-cumulative, $1.00 par value.  Authorized
              10,000,000 shares; none issued                        -                     -                     -
     Common stock; par value $.02; 50,000,000 shares
         authorized; 24,482,185 shares issued and
         24,472,587 shares outstanding at December
         31, 2000; 24,480,185 issued and 24,470,587
         outstanding at September 30, 2000; 15,161,755
         issued and 15,152,157 outstanding at
         September 30, 1999                                       490                   490                   303
     Capital in excess of par value                           123,013               123,009               107,977
     Accumulated deficit                                      (85,959)              (84,839)              (84,803)
     Treasury stock, at cost; 9,598 shares                        (25)                  (25)                  (25)
                                                        -------------         -------------         -------------
         Total stockholders' equity                            37,519                38,635                23,452
                                                        -------------         -------------         -------------
                                                        $      53,350         $      52,546         $      48,005
                                                        =============         =============         =============

         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                     Three
                                                  Months Ended            Fiscal Years Ended September 30,
                                                  December 31,    -------------------------------------------------
                                                     2000              2000             1999             1998
                                                 -------------    ---------------   --------------   --------------
Revenues $                                       $         864    $         8,624   $        7,921   $        9,082
                                                 -------------    ---------------   --------------   --------------

Costs and expenses:
     Operating                                             442              4,233            4,587            4,953
     General and administrative                          1,170              3,732            2,262            1,770
     Depreciation, depletion and amortization              225              1,971            3,154            3,974
     Gain on sale of oil and gas properties                  -             (4,837)               -                -
     Impairment of prepaid drilling costs                    -                557                -                -
     Write-down of oil and gas properties                    -                  -            5,727            1,399
     Write-down of deferred financing costs                  -                  -                -              422
                                                 -------------    ---------------   --------------   --------------

         Total costs and expenses                        1,837              5,656           15,730           12,518
                                                 -------------    ---------------   --------------   --------------

         Operating income (loss)                          (973)             2,968           (7,809)          (3,436)
                                                 -------------    ---------------   --------------   --------------

Other income (expense):
     Interest income                                        37                109               13               31
     Interest expense                                     (302)            (1,662)          (1,633)          (1,354)
     Foreign currency exchange gain (loss)                  32               (166)              19              (21)
                                                 -------------    ---------------   --------------   --------------

         Total other income (expense)                     (233)            (1,719)          (1,601)          (1,344)
                                                 -------------    ---------------   --------------   --------------

Income (loss) before income taxes                       (1,206)             1,249           (9,410)          (4,780)

Deferred income tax expense                                  -             (1,573)               -           (1,618)
                                                 -------------    ---------------   --------------   --------------

Loss before minority interest                           (1,206)              (324)          (9,410)          (6,398)

Minority interest in loss of subsidiary                     86                367              115                -
                                                 -------------    ---------------   --------------   --------------

Net income (loss)                                $      (1,120)   $            43   $       (9,295)  $       (6,398)
                                                 =============    ===============   ==============   ==============

Net income (loss) per share - basic and diluted  $       (.05)    $             -   $        (.63)   $        (.49)
                                                 ============     ===============   =============    =============

Weighted average shares outstanding -
     basic and diluted                                  24,471             21,204           14,689           13,118


         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                           Capital in
                                       Common Stock        excess of    Accumulated     Treasury Stock
                                       ------------                                     --------------
                                     Shares     Amount     par value      Deficit      Shares    Amount      Total
                                    --------   --------   -----------  -------------  --------  ---------  ---------
Balance September 30, 1997            13,050   $    262   $   105,375  $     (69,078)       28  $    (71)  $  36,488

     Net loss                              -          -             -         (6,398)        -         -      (6,398)
     Exercise of stock options
         and warrants                     84          1           189              -         -         -         190
                                    --------   --------   -----------  -------------  --------  --------   ---------

Balance September 30, 1998            13,134        263       105,564        (75,476)       28       (71)     30,280

     Net loss                              -          -             -         (9,295)        -         -      (9,295)
     Common stock and warrants
         issued                        2,000         40         2,413              -         -         -       2,453
     Treasury stock issued to
         officers in lieu of
         cash compensation                18          -             -            (32)      (18)       46          14
                                    --------   --------   -----------  -------------  --------  --------   ---------

Balance September 30, 1999            15,152        303       107,977        (84,803)       10       (25)     23,452

     Net income                            -          -             -             43         -         -          43
     Common stock and warrants
         issued (a)                    9,319        187        15,032              -         -         -      15,219
     Preferred dividends                   -          -             -            (79)        -         -         (79)
                                    --------   --------   -----------  -------------  --------  --------   ---------

Balance September 30, 2000            24,471        490       123,009        (84,839)       10       (25)     38,635

     Net loss                              -          -             -         (1,120)        -         -      (1,120)
     Exercise of stock options             2          -             4              -         -         -           4
                                    --------   --------   -----------  -------------  --------  --------   ---------

Balance December 31, 2000             24,473   $    490   $   123,013  $     (85,959)       10  $    (25)  $  37,519
                                    ========   ========   ===========  =============  ========  ========   =========

/(a)/ Includes conversion to common shares of preferred shares issued in fiscal
      2000.


         See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                (in thousands)


                                                           Three
                                                        Months Ended           Fiscal Years Ended September 30,
                                                         December 31,   -------------------------------------------------
                                                             2000            2000              1999             1998
                                                       --------------   ---------------   --------------   --------------
Cash flows from operating activities:
     Net income (loss)                                 $       (1,120)  $            43   $       (9,295)  $       (6,398)
                                                       --------------   ---------------   --------------   --------------
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
         Depreciation, depletion and
           amortization                                           225             1,971            3,154            3,974
         Write-down of oil and gas properties                       -                 -            5,727            1,399
         Write-down of deferred financing
           costs                                                    -                 -                -              422
         Issuances of compensatory common
           stock                                                    -                 -               14                -
         Minority interest                                        (86)             (367)            (115)               -
         Gain on sale of assets                                     -            (4,837)               -                -
         Deferred income tax expense                                -             1,573                -            1,618
     Change in assets and liabilities:
         (Increase) decrease in receivables                       528                10             (117)             558
         (Increase) decrease in inventory                           -                 -                9              (21)
         (Increase) decrease in prepaid drilling
           costs and other current assets                         148            (1,680)            (833)              57
         Increase (decrease) in accounts payable
            and accrued liabilities                             1,074               162            1,351             (542)
         Decrease in advances from joint owners                     -                 -                -             (468)
         Increase (decrease) in production taxes
           payable                                                (15)               12              (57)             (56)
         Increase (decrease) in royalties payable                  27                 4               45              (17)

         Other                                                      -                 -                1               (1)
                                                       --------------   ---------------   --------------   --------------
                                                                1,901            (3,152)           9,179            6,923
                                                       --------------   ---------------   --------------   --------------
         Net cash provided (used) by operating
           activities                                             781            (3,109)            (116)             525
                                                       --------------   ---------------   --------------   --------------

Cash flows from investing activities:
     Proceeds from sale of assets, net of
       expenses                                                     -            17,279              705            1,456
     Capital expenditures                                      (4,521)          (10,141)          (6,179)          (8,033)
     Increase in restricted cash                               (1,459)                -                -                -
                                                       --------------   ---------------   --------------   --------------
         Net cash provided (used) by investing
           activities                                          (5,980)            7,138           (5,474)          (6,577)
                                                       --------------   ---------------   --------------   --------------

Cash flows from financing activities:
     Proceeds from borrowing                                    1,000             1,585            7,019            3,056
     Principal repayments                                         (79)          (12,038)          (4,780)               -
     Proceeds from issuance of stock                                4            10,531            2,228              190
     Proceeds from subsidiary sale of stock                         -                 -              610                -
     Proceeds from issuance of warrants                             -             1,776              310                -
     Payment of dividends                                           -               (79)               -                -
     Payments for debt and equity financing                       (44)             (337)               -              (90)
                                                       --------------   ---------------   --------------   --------------
         Net cash provided by financing                           881             1,438            5,387            3,156
                                                       --------------   ---------------   --------------   --------------

Net increase (decrease) in cash and cash
  equivalents                                                  (4,318)            5,467             (203)          (2,896)
Cash and cash equivalents at beginning of year                  5,897               430              633            3,529
                                                       --------------   ---------------   --------------   --------------
Cash and cash equivalents at end of year               $        1,579   $         5,897   $          430   $          633
                                                       ==============   ===============   ==============   ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest          $          311   $         1,398   $        1,393   $        1,431
     Noncash investing and financing activities -
         issuance of stock to acquire assets           $            -   $         2,911   $            -   $            -


         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                             December 31, 2000 and
                       September 30, 2000, 1999 and 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

On November 30, 2000, the Board of Directors elected to change the Company's fiscal year end from September 30 to December 31. Accordingly, this Form 10-KSB(A) covers the transition period from October 1, 2000 through December 31, 2000. References in this report to the Company's fiscal years are to those ended September 30.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Tipperary Corporation, its wholly-owned subsidiaries Tipperary Oil & Gas Corporation and Burro Pipeline Corporation and its 90%-owned subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"). All intercompany transactions and balances have been eliminated.

Liquidity and Operations
------------------------

The Company's liquidity and cash flow from on-going operations in 2001 will be adversely impacted due to the sale of a majority of its domestic oil and gas assets during fiscal 2000, the proceeds of which were used to reduce bank debt, fund capital expenditures and provide cash flow for operating activities. Accordingly, cash flow from operations in 2001 will not be sufficient to fund operating cash flow requirements and commitments for capital expenditures. The Company is evaluating various transactions which would enable it to meet the aforementioned cash funding needs, including additional debt financing, sales of common stock and asset sales. Slough Estates USA Inc. ("Slough"), the Company's major shareholder, has indicated its willingness to increase U.S. equity ownership in Tipperary, if required, to meet Tipperary's cash flow requirements.

Use of Estimates and Significant Risks
--------------------------------------

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


are beyond the Company's control. The Company's financial condition and results of operations depend significantly upon the prices received for natural gas and to a lesser extent crude oil. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
-----------------------------

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

Financial Instruments
---------------------

At December 31, 2000, based on rates available for similar types of debt, the Company believes that the fair value of its long-term debt was not materially different from its carrying amount.

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses on forward currency exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in the "other income (expense)" caption in the consolidated statements of operations.

Property, Plant and Equipment
-----------------------------

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Revenue Recognition
-------------------

The Company recognizes oil and natural gas revenue from its interests in producing wells as natural gas and oil is produced and sold from those wells. Tipperary uses the sales method of accounting for these revenues. Under the sales method, revenues are recognized based on actual volumes sold to purchasers.

Comprehensive Income
--------------------

Tipperary does not disclose comprehensive income as the Company does not have revenues, expenses, gains and losses that under generally accepted accounting principals are included in comprehensive income, but excluded from net income.

Depreciation, Depletion and Amortization
----------------------------------------

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

Income Taxes
------------

Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

Crude Oil and Natural Gas Hedging
---------------------------------

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

Earnings (Loss) Per Share
-------------------------

Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if options and warrants were exercised using the average market price for the Company's stock for the period.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Foreign Currency
----------------

The Company considers the functional currency of its Australian subsidiary to be the U.S. dollar. Exchange gains and losses arising from remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included in the Statement of Operations as an adjustment to net income.

Stock-Based Compensation
------------------------

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

Financing Costs
---------------

Costs incurred to obtain financing through the issuance of stock are accounted for as a reduction of the related proceeds. Costs attributable to raising debt financing are amortized over the term of the related credit agreement.

Minority Interest
-----------------

Effective December 22, 1998, the Company issued to Slough 10% of the common stock of its Australian subsidiary in accordance with the terms of a debt and equity financing transaction. The resulting non-Company owned shareholder interest has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

Significant Customers
---------------------

In Australia, the Company is currently selling 100% of its gas to ENERGEX, an unaffiliated customer. All sales from the Company's Comet Ridge project in Queensland, Australia, are currently made to one purchaser under a five-year gas supply contract which commenced in January 1999 and a new five-year contract effective June 1, 2000, which provides for new volumes in addition to the quantities of gas delivered under the first contract. The Company had domestic sales in excess of 10% of total U.S. revenues to the oil and gas customers listed below.

                                            10/1/00-        10/1/99-      10/1/98-    10/1/97-
      Significant Customer                  12/31/00        9/30/00       9/30/99     9/30/98
      --------------------                  --------        -------       -------     -------
      Vastar Resources, Inc.                  39%
      Sunoco, Inc.                            36%             14%
      BPAmoco Production Co.                                  22%            23%         19%
      Versado Gas Processors, LLC                             12%            11%
      Plains Marketing, LP                                                   10%         16%
      Dynegy Midstream Services, LP                                                      11%

The Company does not believe that the loss of any existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices. Nonpayment by such purchasers, however, could adversely affect operating results.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Segment Information
-------------------

The Company has one business segment; oil and gas exploration, development and production. The Company operates in two geographic areas, the United States and Australia. See Notes 12 and 13.

Issuance of Subsidiary Common Stock
-----------------------------------

Sales of stock by a subsidiary are accounted for as capital transactions. No gain or loss is recognized on these transactions.

Impact of New Accounting Pronouncements
---------------------------------------

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

During the transition period, Tipperary entered into a foreign exchange contract to purchase Euro 1,600,000 for US $1,397,000. The foreign exchange contract is secured by restricted cash collateral of $1,450,000, plus accrued interest, held in an investment account. The gain or loss related to this contract will be reported in results of operations beginning with the first quarter of 2001. On January 1, 2001, the market value of the contract was US$1,519,000 resulting in an unrealized gain of $122,000. Upon final settlement of the contract in the second quarter of calendar 2001, the Company will have no obligation to make any further payment and will not receive any benefit. Therefore, there will be no net cumulative foreign exchange gain or loss upon expiration of the contract.

Comparable Transition Period
----------------------------

Summarized statements of operations information for the transition period and three months ended December 31, 1999 are shown below (in thousands):

                                                                                  (Unaudited)
                                                               2000                1999/(1)/
                                                          -------------         -------------
         Revenues                                         $         864         $       2,919
         Costs and expenses                                       1,837                 2,740
                                                          -------------         -------------
              Operating income (loss)                              (973)                  179
         Other income (expense)                                    (233)                 (539)
                                                          -------------         -------------
         Loss before income taxes                                (1,206)                 (360)
         Income tax expense                                           -                     -
                                                          -------------         -------------
         Loss before minority interest                           (1,206)                 (360)
         Minority interest in loss of subsidiary                     86                    54
                                                          -------------         -------------
         Net loss                                         $      (1,120)        $        (306)
                                                          -------------         =============

         Net loss per share - basic and diluted           $        (.05)        $        (.02)
                                                          =============         =============
         Weighted-average shares outstanding -
              basic and diluted                                  24,471                15,436

/(1)/  See Note 14 to the consolidated financial statements.

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

NOTE 3 - OIL AND GAS PROPERTY SALES

During the fiscal year ended September 30, 2000, the Company sold approximately 75% of its domestic proved reserve volumes from conventional oil and gas properties in connection with a redirection of focus toward increasing reserves from coalbed methane properties. The Company received approximately $17.2 million (net of selling expenses) from the sales of various interests in producing oil and natural gas mineral leaseholds which comprised the full cost pool. A gain of approximately $4.8 million was recorded based upon the allocation of capitalized costs between reserves sold and reserves retained.

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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

Costs attributable to unproved oil and gas leases and exploration costs that have been excluded from depletable costs pending further evaluation are as follows (in thousands):

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Period Incurred                                           Australia               United States
---------------                                      ------------------         -----------------
Transition period ended December 31, 2000            $               14         $             872
Fiscal 2000                                                         144                     1,301
Fiscal 1999                                                         318                         -
                                                     ------------------         -----------------

Total                                                $              476         $           2,173
                                                     ==================         =================

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

NOTE 7  - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):


                                                     Three
                                                  Months Ended            Fiscal Years Ended September 30,
                                                   December 31,   ------------------------------------------------
                                                      2000             2000             1999              1998
                                                 --------------   ---------------   --------------   -------------
Numerator:
     Net income (loss)                           $       (1,120)  $            43   $       (9,295)  $      (6,398)
     Less: preferred stock dividends                          -               (79)               -               -
                                                 --------------   ---------------   --------------   -------------
     Net loss available for common stockholders          (1,120)  $           (36)  $       (9,295)  $      (6,398)
                                                 ==============   ===============   ==============   =============

Denominator:
     Weighted-average shares outstanding                 24,471            21,204           14,689          13,118
     Effect of dilutive securities:
         Assumed conversion of dilutive options               -                 -                -               -
                                                 --------------   ---------------   --------------   -------------
         Weighted-average shares and dilutive
           potential common shares                       24,471            21,204           14,689          13,118

Basic loss per share                             $         (.05)  $             -   $        (0.63)  $       (0.49)
                                                 ==============   ===============   ==============   =============

Diluted loss per share                           $         (.05)  $             -   $        (0.63)  $       (0.49)
                                                 ==============   ===============   ==============   =============

Potentially dilutive common stock from
     the exercise of options and warrants not
     included in EPS that would have
     been antidilutive                                      914               640                -             145
                                                 ==============   ===============   ==============   =============

Total common stock and warrants which
     could potentially dilute basic EPS
     in future periods                                    3,463             3,407            1,763             844
                                                 ==============   ===============   ==============   =============

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 8 - LONG-TERM DEBT

Long-term debt, less installments due within one year, are summarized below (in thousands):

                                                                             Fiscal Years Ended September 30
                                                            December 31, -------------------------------------
                                                                2000              2000                1999
                                                            -------------    -------------       -------------
Bank debt, LIBOR plus 2.5%, maturing in 2004                $           -    $           -       $      11,800
Promissory note to related party, LIBOR plus 3.5%,
     maturing March 11, 2002                                            -                -               6,500
Promissory note to related party, 10%
     maturing November 22, 2004/(1)/                                4,089            4,133               2,965
Promissory note to related party, LIBOR plus 3.5%,
     maturing March 31, 2003                                        7,500            6,500                   -
                                                            -------------    -------------       -------------

Total                                                       $      11,589    $      10,633       $      21,265
                                                            =============    =============       =============

/(1)/ Excludes current portion due of $317,000, $353,000 and $174,000 as of December 31, 2000, September 30, 2000 and September 30, 1999, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances
----------------------

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

Stock Incentive Plans
---------------------

There are options outstanding under two stock incentive plans, which allow for the grant of options to purchase shares of the Company's common stock as follows:

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


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

The following table represents a summary of stock option transactions under both the 1987 Plan and the 1997 Plan for the three month transition period ended December 31, 2000 and for the three years ended September 30, 2000:

                                                           Shares                         Weighted-Average
                                                 --------------------------
                                                 1987 Plan        1997 Plan                Exercise Price
                                                 ---------        ---------             --------------------
As of September 30, 1997                            351,650          37,500                      $3.80
     Granted in fiscal 1998                               -          81,000                      $4.26
     Forfeited in fiscal 1998                       (51,666)        (17,000)                     $4.37
     Exercised in fiscal 1998                       (30,584)              -                      $3.27
                                                 ----------       ---------
As of September 30, 1998                            269,400         101,500                      $3.84
                                                 ----------       ---------
     Granted in fiscal 1999                               -         134,000                      $2.24
     Forfeited in fiscal 1999                             -         (12,000)                     $2.81
     Exercised in fiscal 1999                             -               -                          -
                                                 ----------       ---------
As of September 30, 1999                            269,400         223,500                      $3.43
                                                 ----------       ---------
     Granted in fiscal 2000                               -               -                          -
     Forfeited in fiscal 2000                        (5,000)         (7,000)                     $3.25
     Exercised in fiscal 2000                             -          (7,000)                     $2.50
                                                 ----------       ---------
As of September 30, 2000                            264,400         209,500                      $3.45
                                                 ----------       ---------
     Granted in transition period                         -          10,000                      $3.63
     Forfeited in transition period                       -          (2,000)                     $2.50
     Exercised in transition period                       -          (2,000)                     $2.50
                                                 ----------       ---------
As of December 31, 2000                             264,400         215,500                      $3.46
                                                 ==========       =========

Exercisable as of December 31, 2000                 264,400         173,834                      $3.55
                                                 ==========       =========

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

Nonqualified Stock Options and Warrants
---------------------------------------

Nonqualified option and warrant transactions for the transition period ended December 31, 2000 and for three years ended September 30, 2000, are as follows:

                                                                                        Weighted-Average
                                                                     Shares                Exercise Price
                                                                  -----------           -------------------
As of September 30, 1997                                              510,000                   $3.02
         Granted in fiscal 1998                                        16,664                   $3.63
         Expired in fiscal 1998                                             -                       -
         Exercised in fiscal 1998                                     (53,100)                  $2.00
                                                                  -----------
As of September 30, 1998                                              473,564                   $3.16
         Granted in fiscal 1999                                       796,872                   $2.52
         Expired in fiscal 1999                                             -                       -
         Exercised in fiscal 1999                                           -                       -
                                                                  -----------
As of September 30, 1999                                            1,270,436                   $2.75
         Granted in fiscal 2000                                     1,663,000                   $2.01
         Expired in fiscal 2000                                             -                       -
         Exercised in fiscal 2000                                           -                       -
                                                                  -----------
As of September 30, 2000                                            2,933,436                   $2.33
                                                                  -----------
         Granted in transition period                                  50,000                   $3.00
         Expired in transition period                                       -                       -
         Exercised in transition period                                     -                       -
                                                                  -----------
As of December 31, 2000                                             2,983,436                   $2.34
                                                                  ===========

Exercisable as of December 31, 2000                                 1,187,104                   $2.84
                                                                  ===========

Vesting periods for warrants are determined at grant date and vary from immediate vesting to ratably over three years.

The following table summarizes information about stock options and warrants outstanding at the transition period ended December 31, 2000:

                                                           Weighted-Average
                         Number            Weighted-           Remaining             Number            Weighted-
    Range of           Outstanding          Average        Contractual Life        Exercisable          Average
 Exercise Prices       at 12/31/00      Exercise Price         (Years)            At 12/31/00        Exercise Price
----------------       -----------      --------------     ----------------       ------------       --------------
$1.50 to $2.00           2,099,900           $1.91                 9.26                405,235           $1.76
$2.50 to $3.69             975,936           $3.00                 5.80                840,936           $3.00
$4.00 to $5.13             387,500           $4.43                 7.96                379,167           $4.44

$1.50 to $5.13           3,463,336           $2.50                 8.14              1,625,338           $3.03

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                                    Three
                                                 Months Ended
                                                 December 31,             Fiscal Years Ended September 30,
                                                                  -------------------------------------------------
                                                     2000              2000             1999              1998
                                                 ------------     ---------------   --------------   --------------
Expected life (in years)                                  8.8                10.0              7.8              5.0
Expected volatility                                     75.08%              72.07%           63.91%           66.16%
Risk-free interest rate                                  5.60%               6.45%            5.30%            5.84%
Expected dividends                               $          -     $             -   $            -   $            -

Weighted-average fair value of options
     granted during period                       $       1.88     $           .58   $            -   $         2.02

Weighted-average fair value of warrants
     issued during period                        $          -     $           .80   $         1.13   $         1.55

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                    Three
                                                 Months Ended
                                                 December 31,             Fiscal Years Ended September 30,
                                                                  -------------------------------------------------
                                                     2000              2000             1999              1998
                                                 --------------   ---------------   --------------   --------------
Net income (loss)          As Reported           $   (1,120,000)  $        43,000   $   (9,295,000)  $   (6,398,000)
                           Pro forma             $   (1,157,000)  $      (262,000)  $   (9,612,000)  $   (6,736,000)

Loss per share (basic)     As Reported           $         (.05)  $             -   $         (.63)  $         (.49)
                           Pro forma             $         (.05)  $          (.01)  $         (.65)  $         (.51)

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

At September 30, 1999, the Company had a U.S. net deferred tax asset of $1.6 million, which represented management's best estimate of the realizable benefit of the Company's net operating loss carryforwards. With the sale of U.S. oil and gas properties during the year 2000, the Company recorded a gain on the sale of $4.8 million but incurred a tax loss. With the sale of a majority of the Company's U.S. producing properties and its history of losses, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax benefits associated with remaining carryovers. It therefore recorded a valuation allowance to offset the entire deferred tax asset. Management will continue to evaluate the Company's gross deferred tax asset and to the extent management may determine that it is more likely than not that the asset will be realized, the valuation allowance will be reduced accordingly.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

The net deferred tax asset (in thousands) is comprised of the following periods ended:

                                                    Three
                                                 Months Ended
                                                 December 31,      Fiscal Years Ended September 30
                                                                  --------------------------------
                                                     2000              2000             1999
                                                 --------------   ---------------   --------------
Australian properties:
Deferred tax liabilities:
     Property, plant and equipment               $          485   $           473   $          399
                                                 --------------   ---------------   --------------
Deferred tax assets:
     Net operating losses                                 2,518             2,167              928
                                                 --------------   ---------------   --------------

         Valuation allowance                             (2,033)           (1,694)            (529)
                                                 --------------   ---------------   --------------
         Deferred tax asset after allowance                 485               473              399
                                                 --------------   ---------------   --------------
         Net deferred tax asset                  $            -   $             -   $            -
                                                 ==============   ===============   ==============

United States properties:
Deferred tax assets:
     Federal and state net operating loss
       carryforwards                             $        6,923   $         8,042   $       12,104
     Statutory depletion carryforwards                    2,648             2,499            2,465
     Property, plant and equipment                          859             1,345            4,965
     Tax credit carryforwards                               215               279              260
     Other                                                    1                 2                3
                                                 --------------   ---------------   --------------
         Gross deferred tax assets                       10,646            12,167           19,797
                                                 --------------   ---------------   --------------

         Valuation allowance                            (10,646)          (12,167)         (18,224)
                                                 --------------   ----------------  --------------
         Net deferred tax asset                  $            -   $             -   $        1,573
                                                 ==============   ===============   ==============

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. With the Australian statutory income tax rate at the lower 34%, no additional income tax expense would result from foreign operations. The reasons for and effects of such differences (in thousands) are as follows:

                                                    Three
                                                 Months Ended
                                                 December 31,             Fiscal Years Ended September 30,
                                                                  ------------------------------------------------
                                                     2000              2000             1999              1998
                                                 --------------   ---------------   --------------   -------------
Expected amount                                  $         (392)  $           437   $       (3,266)  $      (1,673)
Increase (decrease) from:
     Increase (decrease) in valuation allowance          (1,182)           (4,892)            (736)          1,237
     Adjustments to and expiration of
       carryforwards                                      1,573             6,008            3,997           2,059
     Permanent differences between financial
         statement income and taxable income                  1                 3                5              (5)
     State taxes, net of federal benefit, and other           -                17                -               -
                                                 --------------   ---------------   --------------   -------------
Total income tax expense (benefit)               $            -   $         1,573   $            -   $       1,618
                                                 ==============   ===============   ==============   =============

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

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary
                                                                      ---------
Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum
-----------------------------------------------------------------------------
Company, Cause No. CV42,265, in the District Court of Midland County, Texas
-------
involving the Comet Ridge project. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, were also named as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Tri-Star has answered the amended petition, and on December 22, 2000, Tri-Star filed its first amended counterclaim alleging tortuous interference with contract, the authority to prospect covering the project and with contractual relationships and with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 8, 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. Discovery is in progress and the case is set for trial in December 2001.

In 1997, the Company filed a complaint along with ten other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in the Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies (such as ExxonMobil Corporation) and agricultural cooperatives (Cenex Harvest States Cooperatives), as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, the defendants moved for summary judgment against the plaintiffs. The trial court has entered two orders deciding the issues in the case. The plaintiffs prevailed on some issues, and the defendants prevailed on other issues. The parties are discussing the form of a judgment to submit to the trial court for entry. The parties anticipate an appeal after the judgment is entered..

Other Commitments and Contingencies
-----------------------------------

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

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

NOTE 12 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - located in the United States and Australia. Information about the Company's operations for the three months ended December 31, and for the twelve months ended September 30, 2000, 1999 and 1998 by geographic area is shown below (in thousands):

                                                                                  United
                                                             Australia            States               Total
                                                            -----------         ----------         -----------
Three months ended December 31, 2000
     Revenues                                               $       525         $      339         $       864
     Property, plant and equipment, net                     $    39,618         $    6,882         $    46,500

Twelve months ended September 30, 2000
     Revenues                                               $     2,033         $    6,591         $     8,624
     Property, plant and equipment, net                     $    37,771         $    4,434         $    42,205

Twelve months ended September 30, 1999
     Revenues                                               $     1,191         $    6,730         $     7,921
     Property, plant and equipment, net                     $    27,686         $   15,636         $    43,322

Twelve months ended September 30, 1998
     Revenues                                               $       452         $    8,630         $     9,082
     Property, plant and equipment, net                     $    23,328         $   23,264         $    46,592

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 13 - SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

Certain historical costs and operating information relating to the Company's oil and gas producing activities for the transition period ended December 31, 2000 and for fiscal 2000, 1999 and 1998 (in thousands) are as follows:

CAPITALIZED COSTS:

                                                 Australia               United States              Total
                                               -------------             -------------           -----------
December 31, 2000:
     Proved oil and gas properties             $      39,333             $      23,298           $    62,631
     Unproved oil and gas properties                   1,660                     3,542                 5,202
                                               -------------             -------------           -----------
                                                      40,993                    26,840                67,833
     Less accumulated depletion                       (1,404)                  (20,074)              (21,478)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      39,589             $       6,766           $    46,355
                                               =============             =============           ===========

September 30, 2000:
     Proved oil and gas properties             $      38,166             $      21,664           $    59,830
     Unproved oil and gas properties                     842                     2,670                 3,512
                                               -------------             -------------           -----------
                                                      39,008                    24,334                63,342
     Less accumulated depletion                       (1,258)                  (20,007)              (21,265)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      37,750             $       4,327           $    42,077
                                               =============             =============           ===========

September 30, 1999:
     Proved oil and gas properties             $      27,972             $     100,587           $   128,559
     Unproved oil and gas properties                     317                     7,686                 8,003
                                               -------------             -------------           -----------
                                                      28,289                   108,273               136,562
     Less accumulated depletion                         (610)                  (93,212)              (93,822)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      27,679             $      15,061           $    42,740
                                               =============             =============           ===========

September 30, 1998:
     Proved oil and gas properties             $      23,345             $     103,701           $   127,046
     Unproved oil and gas properties                       -                     9,601                 9,601
                                               -------------             -------------           -----------
                                                      23,345                   113,302               136,647
     Less accumulated depletion                         (196)                  (90,736)              (90,932)
                                               -------------             -------------           -----------
     Net capitalized costs                     $      23,149             $      22,566           $    45,715
                                               =============             =============           ===========

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements

COSTS INCURRED:

                                                 Australia               United States              Total
                                               -------------             -------------           -----------
December 31, 2000:
     Property acquisition costs:
         Proved oil and gas properties         $           -             $           -           $         -
         Unproved oil and gas properties                  19                       872                   891
                                               -------------             -------------           -----------
                                                          19                       872                   891
                                               -------------             -------------           -----------
     Exploration costs                                   799                     1,599                 2,398
     Development costs/(1)/                            1,167                        35                 1,202
                                               -------------             -------------           -----------
         Total costs incurred                  $       1,985             $       2,506           $     4,491
                                               =============             =============           ===========

September 30, 2000:
     Property acquisition costs:
         Proved oil and gas properties         $       6,211             $           3           $     6,214
         Unproved oil and gas properties                 145                     1,281                 1,426
                                               -------------             -------------           -----------
                                                       6,356                     1,284                 7,640
                                               -------------             -------------           -----------
     Exploration costs                                   381                       585                   966
     Development costs/(1)/                            3,982                       401                 4,383
                                               -------------             -------------           -----------
         Total costs incurred                  $      10,719             $       2,270           $    12,989
                                               =============             =============           ===========

September 30, 1999:
     Property acquisition costs:
         Proved oil and gas properties         $          13             $         232           $       245
         Unproved oil and gas properties                  15                        57                    72
                                               -------------             -------------           -----------
                                                          28                       289                   317
                                               -------------             -------------           -----------
     Exploration costs                                   302                        33                   335
     Development costs/(1)/                            5,319                       376                 5,695
                                               -------------             -------------           -----------
         Total costs incurred                  $       5,649             $         698           $     6,347
                                               =============             =============           ===========

September 30, 1998:
     Property acquisition costs:
         Proved oil and gas properties         $       3,201             $           -           $     3,201
         Unproved oil and gas properties                   -                       733                   733
                                               -------------             -------------           -----------
                                                       3,201                       733                 3,934
                                               -------------             -------------           -----------
     Exploration costs                                     -                     1,953                 1,953
     Development costs/(1)/                            1,684                       352                 2,036
                                               -------------             -------------           -----------
         Total costs incurred                  $       4,885             $       3,038           $     7,923
                                               =============             =============           ===========

/(1)/ Costs to develop proved undeveloped reserves included in the standardized measure of discounted future net cash flows in Australia and incurred during the transition period ended December 31, 2000 and the years ended September 30, 2000, September 30, 1999 and September 30, 1998 were $207,000, $3,104,000, $2,960,000 and $367,000, respectively. Costs of
       $24,000 associated with domestic proved undeveloped reserves were incurred in the year ending September 31, 2000.

The depletion rate for the three months ended December 31, 2000 was $1.30 per equivalent Mcf of domestic production Depletion rates per equivalent barrel of domestic production for the years ended September 30, 2000, 1999 and 1998 were $4.66, $4.51 and $5.50, respectively. Costs of $2,173,000, $1,301,000,
$2,122,000 and $3,608,000 related to domestic unproved oil and gas properties pending evaluation were excluded from depletable costs in the three months ended December 31, 2000 and in fiscal 2000, 1999 and 1998, respectively.

The rate of depletion per Mcf of production in Australia was $0.23 for the three months ended December 31, 2000, $0.29 for fiscal 2000, $0.30 for fiscal 1999, and $0.20 for fiscal 1998. Costs of $476,000 in the three months ended December 31, 2000, $461,000 in fiscal 2000 and $317,000 in fiscal 1999 related to
Australia properties, which have not yet been evaluated, have been excluded from depletable costs.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

RESULTS OF OPERATIONS:

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, for each year in the periods ended (in thousands) are as follows:

                                                        Australia             United States/(3)/       Total
                                                      ------------            -------------         -----------
December 31, 2000:
     Revenue from sale of oil and gas                 $       525             $       281           $       806
     Production costs                                        (385)                    (72)                 (457)
     Depreciation, depletion and amortization
         Including impairment                                (146)                    (67)                 (213)
     Income tax expense/(1)/                                    -                       -                     -
                                                      -----------             -----------           -----------
     Operating income (loss) from petroleum
         producing activities                         $        (6)            $       142           $       136
                                                      ===========             ===========           ===========

September 30, 2000:
     Revenue from sale of oil and gas                 $     2,033             $     6,500           $     8,533
     Production costs                                      (1,405)                 (2,835)               (4,240)
     Depreciation, depletion and amortization
         including impairment                              (1,205)                 (1,225)               (2,430)
     Gain on sale of oil and gas properties                     -                   4,837/(2)/            4,837
     Income tax expense/(1)/                                    -                       -                     -
                                                      -----------             -----------           -----------
     Operating income (loss) from petroleum
         producing activities                         $      (577)            $     7,277           $     6,700
                                                      ===========             ===========           ===========

September 30, 1999:
     Revenue from sale of oil and gas                $       1,191            $     6,620           $     7,811
     Production costs                                         (870)                (3,846)               (4,716)
     Depreciation, depletion and amortization
         including impairment                                 (415)                (8,203)               (8,618)
     Income tax expense/(1)/                                     -                      -                     -
                                                     -------------            -----------           -----------
     Operating loss from petroleum
         producing activities                        $         (94)           $    (5,429)          $    (5,523)
                                                     =============            ===========           ===========

September 30, 1998:
     Revenue from sale of oil and gas                $         452            $     8,494           $     8,946
     Production costs                                         (476)                (4,487)               (4,963)
     Depreciation, depletion and amortization
         including impairment                                 (196)                (4,948)               (5,144)
     Income tax expense/(1)/                                     -                      -                     -
                                                     -------------            -----------           -----------
     Operating loss from petroleum
         producing activities                        $        (220)           $      (941)          $    (1,161)
                                                     =============            ===========           ===========

/(1)/ Income tax expense is computed using the Company's overall effective tax rate for each respective year.

/(2)/  See Note 3 to the consolidated financial statements.

/(3)/  See Note 14 to the consolidated financial statements.

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

                                                 Australia                      United States                 Total
                                          ----------------------         -----------------------     ---------------------
                                               Oil         Gas               Oil          Gas           Oil         Gas
                                              MBbls       MMcf              MBbls        MMcf          MBbls       MMcf
                                          ----------   ---------         ---------    ----------     ---------   ---------
December 31, 2000:
     Total proved reserves:
         Beginning reserves as of
           October 1, 2000                         -     265,125               379         2,924           379     268,049
         Revisions of previous estimates           -       1,018               (52)         (423)          (52)        595
         Extensions and discoveries                -           -                 -             -             -           -
         Purchases of reserves in place            -           -                 -             -             -           -
         Sale of reserves in place                 -           -                 -             -             -           -
         Production                                -        (622)               (3)          (31)           (3)       (653)
                                           ---------   ---------         ---------    ----------     ---------   ---------
         As of December 31, 2000                   -     265,521 /(1)/         324         2,470           324     267,991
                                           =========   =========         =========    ==========     =========   =========

     Proved developed reserves:
         Beginning reserves as of
           October 1, 2000                         -      50,231               170         1,563           170      51,794
                                           =========   =========         =========     =========     =========   =========
         Ending reserves                           -      49,969 /(1)/         140         1,268           140      51,237
                                           =========   =========         =========     =========     =========   =========

September 30, 2000:
     Total proved reserves:
         Beginning of year                         -     131,273             2,455         9,803         2,455     141,076
         Revisions of previous estimates           -      14,250                30           224            30      14,474
         Extensions and discoveries                -     104,138                 5            32             5     104,170
         Purchases of reserves in place                   17,665                 -             -             -      17,665
         Sale of reserves in place                 -           -            (1,919)       (6,424)       (1,919)     (6,424)
         Production                                -      (2,201)             (192)         (711)         (192)     (2,912)
                                           ---------   ---------         ---------     ---------     ---------   ---------
         End of year                               -     265,125 /(2)/         379         2,924           379     268,049
                                           =========   =========         =========     =========     =========   =========

     Proved developed reserves:
         Beginning of year                         -      30,899             2,171         8,003         2,171      38,902
                                           =========   =========         =========     =========     =========   =========
         End of year                               -      50,231 /(2)/         170         1,563           170      51,794
                                           =========   =========         =========     =========     =========   =========


September 30, 1999:
     Total proved reserves:
         Beginning of year                         -     122,509             2,388         9,023         2,388     131,532
         Revisions of previous estimates           -      10,130               346         1,879           346      12,009
         Extensions and discoveries                -           -                26            46            26          46
         Purchases of reserves in place            -           -                47            38            47          38
         Sale of reserves in place                 -           -                 -             -             -           -
         Production                                -      (1,366)             (352)       (1,183)         (352)     (2,549)
                                           ---------   ---------         ---------     ---------     ---------   ---------
         End of year                               -     131,273 /(3)/       2,455         9,803         2,455     141,076
                                           =========   =========         =========     =========     =========   =========

     Proved developed reserves:
         Beginning of year                         -      28,100             2,114         7,255         2,114      35,355
                                           =========   =========         =========     =========     =========   =========
         End of year                               -      30,899 /(3)/       2,171         8,003         2,171      38,902
                                           =========   =========         =========     =========     =========   =========

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                                 Australia                United States                 Total
                                           --------------------   -----------------------     ---------------------
                                               Oil         Gas         Oil          Gas           Oil         Gas
                                              MBbls       MMcf        MBbls        MMcf          MBbls       MMcf
                                           ---------   ---------   ---------    ----------     ---------   ---------
September 30, 1998:
     Total proved reserves:
         Beginning of year                         -     116,949       2,916        11,324         2,916     128,273
         Revisions of previous estimates           -      (4,141)       (439)         (279)         (439)     (4,420)
         Extensions and discoveries                -           -         410           189           410         189
         Purchases of reserves in place            -      10,679           -             -             -      10,679
         Sale of reserves in place                 -           -         (73)         (891)          (73)       (891)
         Production                                -        (978)       (426)       (1,320)         (426)     (2,298)
                                           ---------   ---------   ---------     ---------     ---------   ---------
         End of year                               -     122,509       2,388         9,023         2,388     131,532
                                           =========   =========   =========     =========     =========     =======

     Proved developed reserves:
         Beginning of year                         -      48,396       2,631         9,473         2,631      57,869
                                           =========   =========   =========     =========     =========   =========
         End of year                               -      28,100       2,114         7,255         2,114      35,355
                                           =========   =========   =========     =========     =========   =========

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Information with respect to the Company's estimated discounted future net cash flows from its oil and gas properties for December 31, 2000 and for fiscal 2000, 1999 and 1998 is as follows (in thousands):

                                                  Australia            United States             Total
                                                  ---------           --------------           ---------
December 31, 2000:
     Future revenues                              $ 326,696             $  33,782              $ 360,478
     Future production costs                        (66,221)               (5,213)               (71,434)
     Future development costs/(1)/                  (23,266)               (1,060)               (24,326)
     Future income tax expense                      (75,604)                 (517)               (76,121)
                                                  ---------             ---------              ---------
     Future net cash flow                           161,605                26,992                188,597
     10% annual discount                            (91,907)              (11,778)              (103,685)
                                                  ---------             ---------              ---------
     Discounted future net cash flows             $  69,698 /(2)/       $  15,214              $  84,912
                                                  =========             =========              =========

September 30, 2000:
     Future revenues                              $ 316,652             $  27,175              $ 343,827
     Future production costs                        (65,345)               (5,348)               (70,693)
     Future development costs                       (23,424)               (1,060)               (24,484)
     Future income tax expense                      (72,867)                 (423)               (73,290)
                                                  ---------             ---------              ---------
     Future net cash flow                           155,016                20,344                175,360
     10% annual discount                            (89,321)              (10,165)               (99,486)
                                                  ---------             ---------              ---------
     Discounted future net cash flows             $  65,695 /(3)/       $  10,179              $  75,874
                                                  =========             =========              =========

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                                 Australia             United States             Total
                                                 ----------            -------------            --------
September 30, 1999:
     Future revenues                              $ 177,744             $  78,534              $ 256,278
     Future production costs                        (33,032)              (35,079)               (68,111)
     Future development costs                       (13,054)               (1,490)               (14,544)
     Future income tax expense                      (39,575)               (5,362)               (44,937)
                                                  ---------             ---------              ---------
     Future net cash flow                            92,083                36,603                128,686
     10% annual discount                            (51,928)              (14,295)               (66,223)
                                                  ---------             ---------              ---------
     Discounted future net cash flows             $  40,155 /(4)/       $  22,308              $  62,463
                                                  =========             =========              =========

September 30, 1998:
     Future revenues                              $ 150,196             $  53,779              $ 203,975
     Future production costs                        (31,649)              (24,095)               (55,744)
     Future development costs                        (9,887)               (1,439)               (11,326)
     Future income tax expense                      (38,108)               (1,045)               (39,153)
                                                  ---------             ---------              ---------
     Future net cash flow                            70,552                27,200                 97,752
     10% annual discount                            (39,872)              (11,024)               (50,896)
                                                  ---------             ---------              ---------
     Discounted future net cash flows             $  30,680             $  16,176              $  46,856
                                                  =========             =========              =========

/(1)/ Total future development costs expected to be incurred during the three years 2001, 2002 and 2003 total $1 million in the United States and $14.3 million in Australia.

/(2)/ Includes approximately $6,970,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

/(2)/ Includes approximately $6,570,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

/(4)/ Includes approximately $4,016,000 attributable to the 10% minority interest held by Slough Estates USA Inc., in Tipperary Oil & Gas (Australia) Pty Ltd.

Principal changes in the Company's estimated discounted future net cash flows for the three month period ended December 31, 2000 and for each of the three years in the period ended September 30, 2000 (in thousands) are as follows:

                                                              Australia         United States    Total
                                                            --------------     --------------   -------
December 31, 2000:
Beginning of period                                              $ 65,695        $ 10,179       $ 75,874
     Oil and gas sales, net of production costs                      (140)           (209)          (349)
     Net change in prices and production costs                      4,737           8,063         12,800
     Extensions and discoveries, less related costs                    --              --             --
     Sales of reserves in place                                        --              --             --
     Purchases of reserves in place                                    --              --             --
     Development costs incurred                                       207              --            207
     Change in estimated development costs                          1,152             (11)         1,141
     Revision of previous quantity estimates                          509          (1,438)          (929)
     Accretion of discount                                          1,642             254          1,896
     Net change in income taxes                                    (1,878)            (83)        (1,961)
     Changes in production rates and other                         (2,226)         (1,541)        (3,767)
                                                                 --------        --------       --------
End of period                                                   $  69,698 /(1)/  $ 15,214        $ 84,912
                                                                 ========        ========        ========

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                                                    Australia            United States         Total
                                                                ----------------        --------------      ----------
September 30, 2000:
Beginning of year                                            $         40,155         $      22,308      $    62,463
     Oil and gas sales, net of production costs                          (628)               (3,588)          (4,216)
     Net change in prices and production costs                         (3,321)                5,452            2,131
     Extensions and discoveries, less related costs                    32,876                    81           32,957
     Sales of reserves in place                                             -               (17,416)         (17,416)
     Purchases of reserves in place                                     8,028                     -            8,028
     Development costs incurred                                         2,482                    24            2,506
     Change in estimated development costs                             (9,064)                 (254)          (9,318)
     Revision of previous quantity estimates                            4,368                   367            4,735
     Accretion of discount                                              4,016                 2,231            6,247
     Net change in income taxes                                       (12,349)                2,604           (9,745)
     Changes in production rates and other                               (868)               (1,630)          (2,498)
                                                             ----------------         -------------      -----------
End of year                                                  $         65,695 /(2)/   $     10,179       $    75,874
                                                             ================         =============      ===========

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

September 30, 1999:
Beginning of year                                            $         30,680         $      16,176      $    46,856
     Oil and gas sales, net of production costs                          (321)               (2,897)          (3,218)
     Net change in prices and production costs                          3,466                 7,179           10,645
     Extensions and discoveries, less related costs                         -                   192              192
     Purchases of reserves in place, net                                    -                   341              341
     Sale of reserves in place                                              -                     -                -
     Development costs incurred                                         2,375                     -            2,375
     Change in estimated development costs                               (254)                   67             (187)
     Revision of previous quantity estimates                            2,533                 2,743            5,276
     Accretion of discount                                              3,068                 1,618            4,686
     Net change in income taxes                                        (1,590)               (2,239)          (3,829)
     Changes in production rates and other                                198                  (872)            (674)
                                                             ----------------         -------------      -----------
End of year                                                  $         40,155 /(3)/   $      22,308      $    62,463
                                                             ================         =============      ===========

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


                                                           Australia         United States              Total
                                                       ----------------      -------------          -----------
September 30, 1998:
Beginning of year                                      $         24,376      $      30,251         $    54,627
     Oil and gas sales, net of production costs                  (1,193)            (4,151)             (5,344)
     Net change in prices and production costs                    7,241            (10,946)             (3,705)
     Extensions and discoveries, less related costs                   -              2,535               2,535
     Purchases of reserves in place, net                          3,204                  -               3,204
     Sale of reserves in place                                        -             (1,726)             (1,726)
     Development costs incurred                                     251                  -                 251
     Change in estimated development costs                        1,093                 17               1,110
     Revision of previous quantity estimates                     (5,176)            (3,047)             (8,223)
     Accretion of discount                                        2,438              3,025               5,463
     Net change in income taxes                                  (2,134)             1,062              (1,072)
     Changes in production rates and other                          580               (844)               (264)
                                                       ----------------      -------------         -----------
End of year                                            $         30,680      $      16,176         $    46,856
                                                       ================      =============         ===========

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

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 2000 and 1999 (in thousands, except per share data):

                                                               Quarter Ended
                                 ------------------------------------------------------------------
                                  December 31,        March 31,        June 30,        September 30,
                                      1999              2000             2000              2000             Total
                                 --------------    -------------     -------------    -------------     -------------
Fiscal 2000
-----------

Revenues                         $        2,919    $       3,016     $       1,811    $         878     $       8,624
                                 ==============    =============     =============    =============     =============

Gross profit/(1)/                $        1,590    $       1,602     $         777    $         422     $       4,391
                                 ==============    =============     =============    =============     =============

Net income ( loss) as revised    $         (306)   $        (311)    $       2,109    $      (1,449)    $          43
                                 ==============    ==============    =============    =============     =============

Net income (loss) as
   originally reported           $           (1)   $         140     $       1,399    $      (1,495)    $          43
                                 ==============    =============     =============    =============     =============

Net income (loss) per common
   share as revised:
     - basic                     $        (.02)    $        (.01)    $        .09     $        (.06)    $           -
                                 =============     =============     ============     =============     =============
     - diluted                   $        (.02)    $        (.01)    $        .08     $        (.06)    $           -
                                 =============     =============     ============     =============     =============

Net income (loss) per common
   share as originally reported
     - basic                     $            -    $           -     $        .06     $        (.06)    $           -
                                 ==============    =============     ============     =============     =============
     - diluted                   $            -    $           -     $        .06     $        (.06)    $           -
                                 ==============    =============     ============     =============     =============

As disclosed in Note 3, the Company sold approximately 75% of its domestic proved oil and gas properties during the fiscal year ended September 30, 2000 and, prior to their sale, suspended the depreciation, depletion and amortization for the quarterly periods of fiscal 2000 during which these properties were held for disposal. Further, the Company recorded a fourth quarter adjustment for depreciation, depletion and amortization for certain properties in which the Company decided to retain its interest. The Company subsequently revised its previously reported quarterly results of operations to include depreciation, depletion and amortization of all the oil and gas properties through the date of disposal. The effect of the above revisions was to increase depreciation, depletion and amortization for the quarterly periods ended December 31, 1999, March 31, 2000 and June 30, 2000 by $305,000, $451,000 and $170,000,
respectively, to increase the gain on disposal for the quarterly period ended June 30, 2000 by $880,000 and to decrease depreciation, depletion and amortization for the quarterly period ended September 30, 2000 by $46,000. Quarterly net income (loss) and quarterly net income (loss) per common share-basic and diluted reflect these revisions. Additionally, the Company reclassified the gain on disposal of these oil and gas properties from other income to operating income within the consolidated statements of operations. The above revisions to depreciation, depletion and amortization and the gain on disposal of oil and gas properties and related reclassification had no effect on financial position, net income and related per share disclosures, and cash flows from operations for the fiscal year ended September 30, 2000.

/(1)/ Includes revenue less operating expense and excludes depreciation, depletion and amortization.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


                                                               Quarter Ended
                                 ---------------------------------------------------------------------------
                                  December 31,            March 31,           June 30,          September 30,
                                      1998                  1999                1999                1999               Total
                                 --------------        -------------        -------------      -------------       -------------
Fiscal 1999
-----------

Revenues                         $        1,749        $       1,608        $       2,063      $       2,501       $       7,921
                                 ==============        =============        =============      =============       =============

Gross profit/(1)/                $          604        $         493        $         896      $       1,341       $       3,334
                                 ==============        =============        =============      =============       =============

Net loss                         $       (7,336)/(2)/  $      (1,108)       $        (578)     $        (273)      $      (9,295)
                                 ==============        =============        =============      =============       =============

Net loss per common
   share - basic and diluted     $        (.55)        $        (.07   )    $       (.04)      $        (.02)      $        (.63)
                                 =============         =============        ============       =============       =============

/(1)/ Includes revenue less operating expense and excludes depreciation, depletion and amortization.

/(2)/  Includes $5,727,000 write-down of oil and gas properties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth information as of March 1, 2001, with respect to each director:

David L. Bradshaw, 46, has been a director of the Company since January 23,
-----------------
1990, and became President and Chief Executive Officer of the Company on January 16, 1996. Mr. Bradshaw, a certified public accountant, began his employment with the Company in January 1986, and has held various positions with the Company, including Chief Financial Officer and Chief Operating Officer, prior to his current position. Prior to joining the Company, Mr. Bradshaw was an officer and owner in a privately held oil and gas company.

Kenneth L. Ancell, 58, was elected to the Board of Directors on July 11, 1996,
-----------------
and became Executive Vice President - Corporate Development of the Company on October 17, 1999. For 17 years before joining the Company as an employee, Mr. Ancell was a petroleum engineer and a principal in a Houston-based consulting engineering firm. Prior to forming this consulting firm, Mr. Ancell was employed as a petroleum engineer by various energy companies developing coalbed methane projects. He has served as a senior project advisor for the United Nations' coalbed methane project in China, and was a Distinguished Lecturer on coalbed methane reserves for the Society of Petroleum Engineers. Mr. Ancell has expertise in oil and gas recovery processes and 20 years of coalbed methane experience.

Eugene I. Davis, 46, was elected to the Board of Directors on September 2, 1992.
---------------
Mr. Davis had served as independent legal counsel to the Company from 1984 until 1992. Beginning in 1999, he has been Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a privately held consulting firm specializing in crisis and turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities. In January 2000, Mr. Davis became Chairman and Chief Executive Officer of Murdock Communications Corp., a NASDAQ listed company. In November 1999, Mr. Davis become a director of PhoneTel Technologies, Inc., a NASDAQ listed company. In May 1999, he was appointed the Chief Executive Officer of SmarTalk Teleservices, Inc. after the company filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. He was Chief Operating Officer of TotalTel USA Communications, Inc. in 1998. Both SmarTalk Teleservices, Inc. and TotalTel USA Communications, Inc. are NASDAQ listed companies. In addition, he is a director of Coho Energy, Inc., Edder-Burman Stoxes, Inc., Eagle Geophysical, Inc., and a member of the Board of Advisors of PPM America Special Investment Funds.

Douglas Kramer, 64, was elected to the Board of Directors on August 19, 1996.
--------------
Mr. Kramer is Chairman and Director of Draper and Kramer, Inc., a real estate and mortgage banking company headquartered in Chicago. He is also Director of Slough Estates plc, a London-based property company. He is also Chairman and Director of Slough Estates USA Inc., a wholly-owned subsidiary of Slough Estates plc, which beneficially owned approximately 54.1% of the Company's Common Stock as of December 1, 2000.

Marshall D. Lees, 47, was elected to the Board of Directors on September 30,
----------------
1995. Mr. Lees joined Slough Estates plc in 1987 and is the Chief Executive Officer of Slough Estates North America, which includes Slough Estates USA Inc., and Slough Estates Canada Limited. He became an Executive Director of Slough Estates plc in 1998. He is also a Director of Charterhouse Group International, Inc. Prior to 1987, Mr. Lees held various management positions with Imperial Group plc and BAT (UK & Export) Ltd., in the United Kingdom.

Charles T. Maxwell, 69, has been a director of the Company since May 2000. Mr.
------------------
Maxwell is senior energy analyst with Weeden & Co. of Greenwich, Connecticut, a member firm of the New York Stock Exchange serving institutional clients in the U.S. and abroad. He has also been a director of Lescarden, Inc. (OTC: LCAR), a biotechnology company, since April 1, 1997. Mr. Maxwell was formerly Vice Chairman and Senior Energy Strategist at Cyrus J. Lawrence, Inc., a member firm of the New York Stock Exchange, for 29 years, until his retirement in 1997.

D. Leroy Sample, 59, was elected to the Board of Directors on November 30, 2000.
---------------
Mr. Sample was a business assurance partner in the international accounting firm of PricewaterhouseCoopers LLP in Chicago for 24 years until he retired in July 1999. He began his career with the firm in 1963. Mr. Sample is a certified public accountant.

                              EXECUTIVE OFFICERS

In addition to Messrs. Bradshaw and Ancell shown above, the following sets forth information with respect to the remainder of the Company's executive officers:

Jeff T. Obourn, 43, became employed as the Company's Vice President - Land on
--------------
February 1, 1993, and was appointed Senior Vice President - Operations on January 16, 1996. From 1987 to 1993, Mr. Obourn was President of Obourn Brothers, Inc., of Englewood, Colorado, an oil and gas land brokerage business.

Lisa S. Wilson, 42, has been Chief Financial Officer of the Company since March
--------------
1, 1998. Ms. Wilson joined the Company as tax manager in 1991. From 1985 to 1990, Ms. Wilson, a certified public accountant, was employed in public accounting, most recently as tax manager in the Dallas, Texas, office of Price Waterhouse.

Roger C. Wiggin, 42, became employed as the Company's Vice President -
---------------
Exploration and Development on April 1, 1997. From 1983 until joining the Company in 1997, Mr. Wiggin was employed by Mitchell Energy and Development Corporation, The Woodlands, Texas, as a geologist. Prior experience also includes a position with Chevron USA, in Denver.

Larry G. Sugano, 47, a petroleum engineer, was employed by the Company as its
---------------
Engineering Manager on October 10, 1994. Mr. Sugano held that position until he became Vice President - Engineering on January 24, 1995. Mr. Sugano was employed by Graham Royalty, Ltd., Denver, Colorado, as District Manager from 1991-1993 and as Senior Petroleum Engineer from 1984 to 1991.

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

======================================================================================================================
                                                    Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
                                                                                          Long-Term
                                                       Annual Compensation               Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                                            Awards
----------------------------------------------------------------------------------------------------------------------
                                                                                          Securities
                                                                                          Underlying
                                                                                          Options &       All Other
Name and Principal Position       Fiscal                               Other Annual        Warrants        Compen-
                                   Year      Salary       Bonus      Compensation/(1)/     /SARs/(2)/      sation/(3)/
----------------------------------------------------------------------------------------------------------------------
                                 Calendar
David L. Bradshaw,                 2000     $218,077     $50,000            -              100,000          $5,250
                                 -------------------------------------------------------------------------------------
                                  Fiscal
                                   2000     $218,077     $50,000            -              100,000          $3,428
                                 -------------------------------------------------------------------------------------
President & Chief Executive       Fiscal
Officer                            1999     $181,731     $     -            -               50,000          $1,503
                                 -------------------------------------------------------------------------------------
                                  Fiscal
                                   1998     $181,731     $50,000            -                 -               -
----------------------------------------------------------------------------------------------------------------------
                                 Calendar
Kenneth L. Ancell,                 2000     $185,000     $40,000            -                 -               -
                                 -------------------------------------------------------------------------------------

Executive Vice President -        Fiscal    $169,583           -            -              200,000            -
Corporate Development              2000
----------------------------------------------------------------------------------------------------------------------
                                 Calendar
                                   2000     $129,808     $15,000            -                 -             $3,079
                                 -------------------------------------------------------------------------------------
Jeff T. Obourn,                   Fiscal
                                   2000     $129,808     $15,000            -                 -             $2,608
                                 -------------------------------------------------------------------------------------
                                  Fiscal
Sr. Vice President -               1999     $124,615     $25,000            -               40,000          $1,348
                                 -------------------------------------------------------------------------------------
Operations                        Fiscal
                                   1998     $119,423     $20,000            -               25,000          $2,984
----------------------------------------------------------------------------------------------------------------------
                                 Calendar
Lisa S. Wilson,                    2000     $107,865     $15,000            -               10,000          $2,457
                                 -------------------------------------------------------------------------------------
                                  Fiscal
                                   2000     $106,615     $10,000            -                 -             $1,607
                                 -------------------------------------------------------------------------------------
Chief Financial Officer           Fiscal
                                   1999     $103,077     $10,000            -               30,000          $1,062
======================================================================================================================

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

The following table sets forth certain information with respect to stock warrants and options granted to the named executive officers during the calendar year ended December 31, 2000:

====================================================================================================================

                                    Warrant and Option/SAR Grants in Last Calendar Year
--------------------------------------------------------------------------------------------------------------------

                                                      Individual Grants

--------------------------------------------------------------------------------------------------------------------
                       Number of Securities     Percent of Total     Exercise or           Expiration Date
                            Underlying          Warrant/Options      Base Price
                         Warrants/Options          Granted to         ($/share)
                              Granted             Employees in
        Name                                     Calendar Year
--------------------------------------------------------------------------------------------------------------------
  David L. Bradshaw           100,000                 91%               $1.50        2 years after termination of
                                                                                              employment

--------------------------------------------------------------------------------------------------------------------

   Lisa S. Wilson             10,000                   9%               $3.63                  10/2/10

====================================================================================================================

The following table sets forth information with respect to stock warrants and option exercises during the calendar year ended December 31, 2000, by the named executive officers and the value of such officer's unexercised stock options and warrants at December 31, 2000.

====================================================================================================================

                        Aggregated Warrants and Option/SAR Exercises In Last Calendar Year
                               And Calendar Year-End Warrants and Option/SAR Values
--------------------------------------------------------------------------------------------------------------------

                                                 Number of Unexercised Warrants       Value of Unexercised In-
                        Shares        Value         and Options/SARs held at           the-Money Warrants and
                       Acquired      Realized               Calendar                        Options/SARs
Name                  on Exercise                           Year End                    at Calendar Year End
--------------------------------------------------------------------------------------------------------------------

                                                  Exercisable    Unexercisable     Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------
David L. Bradshaw          -            -           523,567          33,333         $496,542          $ 58,333

Kenneth L. Ancell          -            -           131,667         133,333         $116,667          $233,333

Jeff T. Obourn             -            -           151,667          13,333          $34,167          $ 23,333

Lisa S. Wilson             -            -            61,400          20,000         $ 21,700          $ 17,500
====================================================================================================================

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

====================================================================================================================

       Title of Class                      Name of             Amount and Nature of       Percentage of Class/(1)/
                                       Beneficial Owner        Beneficial Ownership
--------------------------------------------------------------------------------------------------------------------
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
*less than 1%                 number

====================================================================================================================

(1) Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
--------------------------------------------------------------------------------
(2) Includes 523,567 shares issuable pursuant to options and warrants which are currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(3) Includes 131,667 shares issuable pursuant to a warrant which is currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(4) Represents 65,000 shares issuable pursuant to a warrant which is currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(5) Represents 25,000 shares issuable pursuant to a warrant which is currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(6) Includes 151,667 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(7) Includes 61,400 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(8) Includes 55,000 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.
--------------------------------------------------------------------------------
(9) Includes 30,000 shares issuable pursuant to options which are currently exercisable or exercisable within 60 days of March 1, 2001.
================================================================================

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

====================================================================================================================

            Name and Address of                     Amount and Nature of                 Percentage of Class
             Beneficial Owner                       Beneficial Ownership
--------------------------------------------------------------------------------------------------------------------
Slough Estates USA Inc./(1)/
33 West Monroe Street
Chicago, Illinois 60603                                        13,228,034 /(2)/                              54.1%
--------------------------------------------------------------------------------------------------------------------

/(1)/ Slough Estates USA Inc. ("Slough"), a Delaware corporation, is a wholly-
      owned, U.S. subsidiary of Slough Estates plc ("SEL"). The board of directors of SEL ultimately exercises voting and dispositive power with regard to the shares of the Company's Common Stock. SEL is a publicly held limited liability company, whose principal office is located at 234 Bath Road, Trading Estate, Slough SL1 4EE, England.
--------------------------------------------------------------------------------

/(2)/ Includes 216,571 sharre held as collateral for a loan due from the estate a former director of the Company.

================================================================================

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)  The following documents are filed as a part of the report:

     See page 16 for a list of financial statements and financial statement schedules, which are incorporated herein by reference.

(b) On November 30, 2000, the Company filed a Current Report on Form 8-K disclosing its decision to change its fiscal year end from September 30 to December 31, and its intention to file a transition report on Form 10-KSB covering the transition period from October 1, 2000 through December 31, 2000.

(c)  Exhibits:

     For a list of exhibits, see "Exhibits" on page 56 and is incorporated herein by reference.

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

                                    EXHIBITS

Number            Description
------            -----------

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

                                   TIPPERARY CORPORATION


Date     June 13, 2001              By      /s/ David L. Bradshaw
     -------------------------        ------------------------------------------
                                            David L. Bradshaw, President,
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DAVID L. BRADSHAW                       President, Chief Executive Officer                        June 13, 2001
------------------------------------
David L. Bradshaw                           and Chairman of the Board of Directors

/s/ Lisa S. Wilson                          Chief Financial Officer and                               June 13, 2001
------------------------------------
Lisa S.  Wilson                             Principal Accounting Officer

/s/ DAVID L. BRADSHAW                       Executive Vice President - Corporate                      June 13, 2001
------------------------------------
Attorney-in-fact for                        Development and Director
Kenneth L. Ancell

/s/ DAVID L. BRADSHAW                       Director                                                  June 13, 2001
------------------------------------
Attorney-in-fact for
Eugene I. Davis

/s/ DAVID L. BRADSHAW                       Director                                                  June 13, 2001
------------------------------------
Attorney-in-fact for
Douglas Kramer

/s/ DAVID L. BRADSHAW                       Director                                                  June 13, 2001
------------------------------------
Attorney-in-fact for
Marshall D. Lees

/s/ DAVID L. BRADSHAW                       Director                                                  June 13, 2001
------------------------------------
Attorney-in-fact for
Charles T. Maxwell

/s/ DAVID L. BRADSHAW                       Director                                                  June 13, 2001
------------------------------------
Attorney-in-fact for
D. Leroy Sample