Form 10QSB/A
period 2001-03-31
TIPPERARY CORP
filed 2001-06-14
CIK 98410

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                FORM 10-QSB(A)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                                 --------------

                                      OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
Yes [X]     No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding May 1, 2001
----------------------------                -----------------------
Common Stock, $.02 par value                24,472,587 shares

                    TIPPERARY CORPORATION AND SUBSIDIARIES

This amendment to Tipperary's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 includes changes from the previous report to reflect revisions to depreciation, depletion and amortization of U.S. oil and gas properties for the quarterly period ended March 31, 2000. (See Note 8 to the Consolidated Financial Statements.)

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

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                             March 31,   December 31,
                                                                2001         2000
                                                             ---------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                 $  1,680       $  1,579
    Restricted cash                                              2,842          1,459
    Receivables                                                    635            987
    Prepaid drilling costs                                       1,842          2,219
    Other current assets                                           347            212
                                                              --------       --------
      Total current assets                                       7,346          6,456
                                                              --------       --------

Property, plant and equipment, at cost:
    Oil and gas properties, full cost method                    64,978         67,833
    Other property and equipment                                 3,177          1,069
                                                              --------       --------
                                                                68,155         68,902

Less accumulated depreciation, depletion and amortization      (22,611)       (22,402)
                                                              --------       --------
    Property, plant and equipment, net                          45,544         46,500
                                                              --------       --------

Deferred loan costs                                              7,735            381
Other noncurrent assets                                             84             13
                                                              --------       --------
                                                              $ 60,709       $ 53,350
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of note payable - related party           $      -       $    317
    Accounts payable                                               512          3,312
    Accrued liabilities                                            552            296
    Production taxes payable                                        30             43
    Royalties payable                                              267            232
                                                              --------       --------
      Total current liabilities                                  1,361          4,200
                                                              --------       --------

Long-term debt                                                   7,500              -
Long-term note payable - related party                          12,000         11,589
Advances from parent                                             2,500              -

Commitments and contingencies (Note 5)

Minority interest                                                1,024             42

Stockholders' equity:
    Preferred stock:
      Cumulative, $1.00 par value. Authorized
       10,000,000 shares; none issued                                -              -
      Non-cumulative, $1.00 par value.  Authorized
       10,000,000 shares; none issued                                -              -
    Common stock; par value $.02; 50,000,000 shares
     authorized; 24,482,185 issued and 24,472,587
     outstanding at March 31, 2001 and
     December 31, 2000                                             490            490
    Capital in excess of par value                             123,013        123,013
    Accumulated deficit                                        (87,154)       (85,959)
    Treasury stock, at cost; 9,598 shares                          (25)           (25)
                                                              --------       --------
      Total stockholders' equity                                36,324         37,519
                                                              --------       --------
                                                              $ 60,709       $ 53,350
                                                              ========       ========

          See accompanying notes to consolidated financial statements

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three months ended
                                                                     March 31,
                                                                 ------------------
                                                                  2001       2000
                                                                 ------   ---------
                                                                          (restated)
Revenues                                                         $   869    $ 3,016
                                                                 -------    -------


Costs and expenses:
 Operating                                                           462      1,414
 General and administrative                                          977        867
 Depreciation, depletion and amortization                            210        644
                                                                 -------    -------

    Total costs and expenses                                       1,649      2,925
                                                                 -------    -------

    Operating income (loss)                                         (780)        91

Other income (expense):
 Interest income                                                      47         23
 Interest expense                                                   (461)      (458)
 Foreign currency exchange gain (loss)                               (92)       (45)
                                                                 -------    -------

    Total other expense                                             (506)      (480)
                                                                 -------    -------

    Income (loss) before income taxes                             (1,286)      (389)

Current income tax expense                                             -          -
                                                                 -------    -------

Income (loss) before minority interest                            (1,286)      (389)

Minority interest in loss of subsidiary                               91         78
                                                                 -------    -------

Net income (loss)                                                $(1,195)   $  (311)
                                                                 =======    =======

Net income (loss) per share - basic and diluted                  $ (0.05)   $  (.01)
                                                                 =======    =======

Weighted average shares outstanding:
 Basic                                                            24,473     20,778
                                                                 =======    =======
 Diluted                                                          24,473     20,778
                                                                 =======    =======

         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                               Three months ended
                                                                   March 31,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
                                                                          (restated)
Cash flows from operating activities:
Net income (loss)                                             $(1,195)    $  (311)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation, depletion and amortization                        210         644
  Amortization of deferred loan costs                             129           -
  Minority interest in loss of subsidiary                         (91)        (78)
  Change in assets and liabilities:
   (Increase) decrease in receivables                             352        (171)
   Increase (decrease) in prepaid drilling costs and other
    current assets                                                242         234
   Increase (decrease) in accounts payable and
    accrued liabilities                                        (1,374)        285
   Increase (decrease) in production taxes                        (13)          -
   Increase (decrease) in royalties payable                        35          61
                                                              -------     -------
Net cash provided by (used in) operating activities            (1,705)        664
                                                              -------     -------

Cash flows from investing activities:
 Net proceeds from asset sales                                      -         (26)
 Capital expenditures                                          (6,192)     (3,999)
                                                              -------     -------
Net cash used in investing activities                          (6,192)     (4,025)
                                                              -------     -------

Cash flows from financing activities:
 Proceeds from borrowings                                      14,500           -
 Principal repayments                                          (4,407)       (868)
 Increase in restricted cash                                   (1,383)          -
 Proceeds from issuance of stock                                    -       1,821
 Proceeds from issuance of warrants                                 -         576
 Payments for debt financing                                     (712)         (4)
                                                              -------     -------
Net cash provided by financing activities                       7,998       1,525
                                                              -------     -------

Net increase in cash and cash equivalents                         101      (1,836)

Cash and cash equivalents at beginning of period                1,579       5,314
                                                              -------     -------

Cash and cash equivalents at end of period                    $ 1,680     $ 3,478
                                                              =======     =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                    $   307     $   452
 Noncash investing and financing activities -
  Assets acquired through issuance of stock
  in subsidiary in 2001 and stock in Tipperary
  Corporation in 2000                                         $ 1,074     $ 1,861

         See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company" or "Tipperary") at March 31, 2001, and the results of its operations for the three-month periods ended March 31, 2001 and 2000. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd ("TOGA"), and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures and partnerships. All intercompany transactions and balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 2000. These financial statements should be read in conjunction with the Form 10-KSB, as amended.

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by SFAS 137 and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. The Company's adoption of SFAS 133, effective January 1, 2001, did not have a significant impact upon the Company's financial position or results of operations. Tipperary entered into a foreign exchange contract to purchase Euros that were used to purchase a drilling rig from a manufacturer in Italy on March 30, 2001

Liquidity and Operations
------------------------

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

In February 2001, the Company received an initial loan advance of $7.5 million under the Credit Agreement. Proceeds from this initial advance were used to repay the $4,407,000 Comet Ridge project-financing loan due to Slough and pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project, with the balance provided as working capital for lender-approved purposes. Of the $9.5 million remaining under the credit facility, about $4.8 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. Upon the receipt of this initial funding, the Company recorded deferred financing costs of approximately $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan (61 months ending March 30, 2006). Deferred loan costs at March 31, 2001 also include approximately $1,000,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands except per share data):

                                                                               Three months ended
                                                                                    March 31,
                                                                            -----------------------
                                                                              2001           2000
                                                                            -------        --------
                                                                                          (restated)
Numerator:
   Net income (loss)                                                        $(1,195)       $  (311)
   Less: preferred stock dividends                                                -            (79)
                                                                            -------        -------
   Net income (loss) available for common stockholders                      $(1,195)       $  (390)
                                                                            =======        =======
Denominator:
   Weighted average shares outstanding                                       24,473         20,778
   Effect of dilutive securities:
      Assumed conversion of dilutive options                                      -              -
                                                                            -------        -------
      Weighted average shares and dilutive potential common shares           24,473         20,778
                                                                            =======        =======

Basic earnings (loss) per share                                             $ (0.05)       $ (0.01)
                                                                            =======        =======
Diluted earnings (loss) per share                                           $ (0.05)       $ (0.01)
                                                                            =======        =======

Potentially dilutive common stock from the exercise of options and
   warrants not included in EPS that would have been antidilutive               983              -
                                                                            =======        =======
Total common stock and warrants which could potentially dilute basic
   EPS in future periods                                                      3,513          3,343
                                                                            =======        =======

See Note 8 for comparison of earnings per share as revised with earnings per share as originally reported.

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

In 1997, the Company filed a complaint along with several other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in
------------------------------------------------------
the Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies and agricultural cooperatives, as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, both the plaintiffs and the defendants moved for summary judgment on certain issues. On July 3 and October 4, 2000, and on March 2, 2001, the trial court entered two orders and a judgment deciding the issues in the case. The plaintiffs prevailed on some issues, and the defendants prevailed on other issues. The plaintiffs filed a Notice of Appeal on May 4, 2001.

NOTE 6 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations by geographic area is shown below (in thousands):

                                         United
                                         States     Australia     Total
                                        --------    ---------   --------
Three months ended March 31, 2001
  Revenues                              $    321    $    548    $    869
  Property, plant and equipment, net    $  8,290    $ 37,254    $ 45,544

Three months ended March 31, 2000
  Revenues                              $  2,501    $    515    $  3,016
  Property, plant and equipment, net    $ 15,017    $ 34,301    $ 49,318

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

NOTE 8 - RESTATEMENT

As disclosed in the Company's Form 10-QSB for the quarterly period ended March 31, 2000, the Company's oil and gas properties in its U.S. full cost pool were held for sale in connection with the Company's redirection of focus toward increasing reserves and production of natural gas from coalbed methane properties. The Company had suspended the depreciation, depletion and amortization of these properties for the quarterly periods in fiscal 2000 during which these properties were held for sale. The Company subsequently revised its previously reported quarterly results of operation to include depreciation, depletion and amortization of these oil and gas properties through the date of disposal. The above revision, which increased depreciation, depletion and amortization for the quarterly period ended March 31, 2000 by $451,000, had no effect on the Company's full year's results of operations for fiscal 2000, nor did the revision have any impact on cash flows for any period. The following table shows the effect of this restatement for the three months ended March 31, 2000 (in thousands except per share amounts).

                                                             Restated        As Previously Reported
                                                             --------        ----------------------
Depreciation, depletion and amortization                     $    644             $         193
Total costs and expenses                                     $  2,925             $       2,474
Operating income (loss)                                      $     91             $         542
Income (loss) before income taxes                            $   (389)            $          62
Net income (loss) before minority interest                   $   (389)            $          62
Net income                                                   $   (311)            $         140
Net income (loss per share) - basic and deleted              $   (.01)            $           -

Item 2. Management's Discussion and Analysis or Plan of Operation

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the world economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-KSB, as amended, for the transition period ended December 31, 2000, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

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

Net cash used by operating activities was $1,705,000 during the three months of 2001 compared to cash provided of $664,000 during the corresponding prior year period. The decrease in net cash from operations was attributable to the sale of most of the Company's U.S. oil and gas properties during fiscal 2000.

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

At December 31, 2000, the Company owed Slough $11,906,000, consisting of a corporate loan of $7,500,000 and a project-financing loan of $4,407,000, which was used to finance the Company's share of an eight-well drilling program on the Comet Ridge project during fiscal 1999 and fiscal 2000. The Company repaid the project-financing loan in February 2001, using the initial proceeds of a financing agreement with TCW discussed below. Since December 31, 2000, the Company has borrowed an additional $4.5 million under the corporate loan agreement with Slough, increasing the total amount owed to Slough to $12 million as of March 31, 2001. The promissory note for $12 million matures March 31, 2003 and bears interest at the 90-day London Interbank Offered Rate plus 3.5%. The interest rate was 8.38% at March 31, 2001.

In February 2001, the Company received an initial loan advance of $7.5 million under a $17 million borrowing facility with TCW. Proceeds from this initial advance were used to repay Slough for the Comet Ridge project-financing loan of $4,407,000, pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project and pay approximately $240,000 of expenses related to the financing. The balance of $1,353,000 is to be used as working capital for lender-approved purposes. Of the $9.5 million remaining under the credit facility, about $4.8 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. Upon the receipt of this initial funding, the Company recorded deferred financing costs of $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs at March 31, 2001 also include approximately $1,000,000 of costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

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

Results of Operations - Comparison of the Three Months Ended March 31, 2001 and 2000

As described in Note 8 to the Consolidated Financial Statements, the Company's oil and gas properties in its U.S. full cost pool were held for sale. The Company subsequently revised its previously reported quarterly results of operation to include depreciation, depletion and amortization of these oil and gas properties in its U.S. full cost pool through their date of disposal. The revision had no effect on the Company's full year's results of operations for fiscal 2000, nor did it have any impact on cash flows for any period.

The Company incurred a net loss of $1,195,000 for the three months ended March 31, 2001, compared to a net loss of $311,000 for the three months ended March 31, 2000. This decrease is attributable to reduced revenues due to the sale of most of the Company's producing properties in the U.S. during 2000. The table below provides a comparison of operations for the three months ended March 31, 2001 with those of the prior year's quarter.

                                                          March 31          March 31            Increase            % Increase
                                                            2001              2000             (Decrease)          (% Decrease)
                                                       --------------   ---------------     -----------------    -----------------
Worldwide operations:

Operating Revenue                                         $ 869,000        $ 3,016,000         $ (2,147,000)           (71%)
Oil Volumes (Bbls)                                            4,800             72,000              (67,200)           (93%)
Gas Volumes (Mcf)                                           513,000            650,000             (137,000)           (21%)
Average Oil Price per Bbl                                 $   28.35        $     24.63         $       3.72             15%
Average Gas Price per Mcf                                 $    1.43        $      1.91         $      (0.48)           (25%)
Operating Expense                                         $ 462,000        $ 1,414,000         $   (952,000)           (67%)
Average Lifting Cost per Mcf Equivalent ("Mcfe")          $    0.86        $      1.31         $      (0.45)           (34%)
General and Administrative                                $ 977,000        $   867,000         $    110,000             13%
Depreciation, Depletion and Amortization ("DD&A")         $ 210,000        $   644,000         $   (434,000)           (67%)
DD&A Rate per Mcfe                                        $    0.36        $      0.58         $      (0.22)           (38%)
Interest Expense                                          $ 461,000        $   458,000         $      3,000              1%

                                                          March 31          March 31            Increase            % Increase
                                                            2001              2000             (Decrease)          (% Decrease)
                                                       --------------   ---------------     -----------------    -----------------
Domestic operations:

 Operating Revenue                                       $ 321,000        $ 2,501,000         $ (2,180,000)             (87%)
 Oil Volumes (Bbls)                                          4,800             72,000              (67,200)             (93%)
 Gas Volumes (Mcf)                                          23,000            259,000             (236,000)             (91%)
 Average Oil Price per Bbl                               $   28.35        $     24.63         $       3.72               15%
 Average Gas Price per Mcf                               $    8.01        $      2.75         $       5.26              191%
 Operating Expense                                       $ 148,000        $ 1,034,000         $   (886,000)             (86%)
 Average Lifting Cost per Mcfe                           $    2.86        $      1.50         $       1.36               91%
 DD&A                                                    $  55,000        $   464,000         $   (409,000)             (88%)
 DD&A rate per Mcfe                                      $    0.83        $       .65         $       0.18               27%

Australia operations:

 Operating Revenue                                       $ 548,000        $   515,000         $     33,000                6%
 Gas Volumes (Mcf)                                         490,000            391,000               99,000               25%
 Average Gas Price per Mcf                               $    1.12        $      1.32         $      (0.20)             (15%)
 Operating Expense                                       $ 314,000        $   380,000         $    (66,000)             (17%)
 Average Lifting Cost per Mcf                            $    0.64        $      0.97         $      (0.33)             (34%)
 DD&A                                                    $ 155,000        $   180,000         $    (25,000)             (14%)
 DD&A rate per Mcf                                       $    0.31        $      0.46         $       (.15)             (32%)

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

An increase in general and administrative expense of 13% is primarily due to the absence of overhead reimbursements on operated properties sold during 2000. The 67% decrease in DD&A costs and 38% decrease in DD&A rate per Mcfe is attributable to the sale of domestic producing properties. Increased production and reserve volumes in Australia also contributed to worldwide DD&A and rate reductions and reduced the Australian DD&A rate per Mcf by 32%.

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

Item 2.   Changes in Securities and Use of Proceeds
-------

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

                    The other material contracts of the Company are incorporated herein by reference from the exhibit list in the Company's Annual Report on Form 10-KSB, as amended, for the Transition Period Ended December 31, 2000.

          (b)  Reports on Form 8-K:
               --------------------

               None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tipperary Corporation
                              -------------------------------------------------
                              Registrant



Date:  June 13, 2001           By:         /s/ David L. Bradshaw
                                    -------------------------------------------
                                    David L. Bradshaw, President, Chief
                                    Executive Officer and Chairman of the Board
                                    of Directors



Date:  June 13, 2001           By:         /s/ Lisa S. Wilson
                                    -------------------------------------------
                                    Lisa S. Wilson, Chief Financial Officer and
                                    Principal Accounting Officer