Form 10KSB40/A
period 2000-12-31
TIPPERARY CORP
filed 2001-07-26
CIK 98410

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
                                                  =========             =========              =========

/(1)/ The future development costs in the United States are expected to be incurred during 2001. Future development costs in Australia are expected to total $14.3 million during the three years ending December 31, 2003 including $3.0 million in 2001, $6.4 million in 2002 and $4.9 million in 2003. Substantially all of the future development costs in Australia relate to the development of proved undeveloped reserves.

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

10.78 Warrant to Purchase the Registrant's common stock dated June 29, 2000, issued to Richard Barber.

10.79 Warrant to Purchase the Registrant's common stock dated November 30, 2000, issued to D. Leroy Sample.

23.1              Consent of PricewaterhouseCoopers LLP.

99.1 "Risk Factors" discussion from Registration Statement on Form S-3, SEC File No. 333-56944.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIPPERARY CORPORATION


Date     July 26, 2001              By      /s/ David L. Bradshaw
     -------------------------        ------------------------------------------
                                            David L. Bradshaw, President,
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID L. BRADSHAW         President, Chief Executive          July 26, 2001
---------------------------   Officer and Chairman of the
David L. Bradshaw             Board of Directors


/s/ Lisa S. Wilson            Chief Financial Officer and         July 26, 2001
---------------------------   Principal Accounting Officer
Lisa S. Wilson


/s/ DAVID L. BRADSHAW         Executive Vice President--          July 26, 2001
---------------------------   Corporate Development and
Attorney-in-fact for          Director
Kenneth L. Ancell


/s/ DAVID L. BRADSHAW         Director                            July 26, 2001
---------------------------
Attorney-in-fact for
Eugene I. Davis


/s/ DAVID L. BRADSHAW         Director                            July 26, 2001
---------------------------
Attorney-in-fact for
Douglas Kramer


/s/ DAVID L. BRADSHAW         Director                            July 26, 2001
---------------------------
Attorney-in-fact for
Marshall D. Lees


/s/ DAVID L. BRADSHAW         Director                            July 26, 2001
---------------------------
Attorney-in-fact for
Charles T. Maxwell


/s/ DAVID L. BRADSHAW         Director                            July 26, 2001
---------------------------
Attorney-in-fact for
D. Leroy Sample
