Form 10QSB
period 2001-06-30
TIPPERARY CORP
filed 2001-08-14
CIK 98410

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------
         ACT OF 1934

For the quarterly period ended      June 30, 2001
                               -----------------------

                                      OR

_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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


                                (303) 293-9379
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No_____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 14, 2001
----------------------------                  ------------------------------
Common Stock, $.02 par value                  25,147,587 shares

                    TIPPERARY CORPORATION AND SUBSIDIARIES

                             Index to Form 10-QSB

                                                                                    Page No.
PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements

              Consolidated Balance Sheet
              June 30, 2001 and December 31, 2000                                          1

              Consolidated Statement of Operations
              Three months and six months ended June 30, 2001 and 2000                     2

              Consolidated Statement of Cash Flows
              Six months ended June 30, 2001 and 2000                                      3

              Notes to Consolidated Financial Statements                                 4-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             9-16


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           17

     Item 2.  Changes in Securities                                                       17

     Item 3.  Defaults Upon Senior Securities                                             17

     Item 4.  Submission of Matters to a Vote of Security Holders                         17

     Item 5.  Other Information                                                           17

     Item 6.  Exhibits and Reports on Form 8-K                                            17

SIGNATURES                                                                                18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                (in thousands)
                                  (unaudited)


                                                                 June 30,      December 31,
                                                                   2001           2000
                                                                ---------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  2,546        $  1,579
   Restricted cash                                                  1,635           1,459
   Receivables                                                        748             987
   Prepaid drilling costs                                           1,720           2,219
   Other current assets                                               257             212
                                                                 --------        --------
          Total current assets                                      6,906           6,456
                                                                 --------        --------

Property, plant and equipment, at cost:
   Oil and gas properties, full cost method                        69,744          67,833
   Other property and equipment                                     1,113           1,069
                                                                 --------        --------
                                                                   70,857          68,902

Less accumulated depreciation, depletion and amortization         (22,826)        (22,402)
                                                                 --------        --------
   Property, plant and equipment, net                              48,031          46,500
                                                                 --------        --------

Deferred loan costs                                                 7,418             381
Other noncurrent assets                                               186              13
                                                                 --------        --------
                                                                 $ 62,541        $ 53,350
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable - related party               $      -        $    317
   Accounts payable                                                   936           3,312
   Accrued liabilities                                                596             296
   Advances from joint owners                                         557               -
   Production taxes payable                                            22              43
   Royalties payable                                                  244             232
                                                                 --------        --------
          Total current liabilities                                 2,355           4,200
                                                                 --------        --------

Long-term debt                                                      8,500               -
Long-term notes payable - related party                            12,000          11,589
Advances from related party                                         2,500               -

Commitments and contingencies (Note 5)

Minority interest                                                     971              42

Stockholders' equity
   Preferred stock:
          Cumulative, $1.00 par value.  Authorized 10,000,000
                shares; none issued                                     -               -
          Non-cumulative, $1.00 par value.  Authorized
                10,000,000 shares; none issued                          -               -
   Common stock; par value $.02; 50,000,000 shares
          authorized; 25,157,185 issued and 25,147,587
          outstanding at June 30, 2001; 24,482,185 issued and
          24,472,587 outstanding at December 31, 2000                 503             490
   Capital in excess of par value                                 124,688         123,013
   Accumulated deficit                                            (88,951)        (85,959)
   Treasury stock, at cost; 9,598 shares                              (25)            (25)
                                                                 --------        --------
          Total stockholders' equity                               36,215          37,519
                                                                 --------        --------
                                                                 $ 62,541        $ 53,350
                                                                 ========        ========

         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Three months ended            Six months ended
                                                        June 30,                     June 30,
                                                  --------------------         ---------------------
                                                    2001       2000              2001        2000
                                                  -------   ----------         -------    ----------
                                                            (restated)                    (restated)
Revenues                                          $   772     $ 1,811          $ 1,641     $ 4,827

Costs and expenses:
 Operating                                            656       1,034            1,118       2,448
 Depreciation, depletion and amortization             215         365              425       1,009
 Gain on sale of assets                                 -      (4,973)               -      (4,973)
 General and administrative                         1,067       1,096            2,044       1,963
                                                  -------     -------          -------     -------

    Total costs and expenses                        1,938      (2,478)           3,587         447
                                                  -------     -------          -------     -------

    Operating income (loss)                        (1,166)      4,289           (1,946)      4,380

Other income (expense):
 Interest income                                       37          25               84          48
 Interest  expense                                   (782)       (348)          (1,243)       (806)
 Foreign currency exchange gain (loss)                 60         (30)             (32)        (75)
                                                  -------     -------          -------     -------

    Total other income (expense)                     (685)       (353)          (1,191)       (833)
                                                  -------     -------          -------     -------

Income (loss) before income taxes                  (1,851)      3,936           (3,137)      3,547

Income tax expense                                     (1)      1,913               (1)      1,913
                                                  -------     -------          -------     -------

Net income (loss) before minority interest         (1,850)      2,023           (3,136)      1,634

Minority interest in loss of subsidiary                53          86              144         164
                                                  -------     -------          -------     -------

Net income (loss)                                 $(1,797)    $ 2,109          $(2,992)    $ 1,798
                                                  =======     =======          =======     =======

Net income (loss) per share
  Basic                                           $  (.07)    $   .09          $  (.12)    $   .08
                                                  =======     =======          =======     =======
  Diluted                                         $  (.07)    $   .08          $  (.12)    $   .08
                                                  =======     =======          =======     =======

Weighted average shares outstanding
  Basic                                            24,547      24,164           24,510      22,471
                                                  =======     =======          =======     =======
  Diluted                                          24,547      24,968           24,510      23,178
                                                  =======     =======          =======     =======

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                   Six months ended
                                                                       June 30,
                                                              ---------------------------
                                                                2001               2000
                                                              --------           --------
                                                                                (restated)
Cash flows from operating activities:
Net income (loss)                                             $(2,992)           $ 1,798
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                        425              1,009
  Amortization of deferred financing costs                        519                  -
  Gain on sale of assets                                            -             (4,973)
  Deferred tax expense                                              -              1,573
  Minority interest in loss of subsidiary                        (144)              (164)
  Change in assets and liabilities:
    (Increase) decrease in receivables                            239                (30)
    (Increase) decrease in supplies, prepayments and other
      current assets                                              454               (355)
    Increase (decrease) in accounts payable and
     accrued liabilities                                       (1,176)               416
    Increase in royalties payable                                  12                 65
    Increase (decrease) in advances from joint owners             557                  -
                                                              -------            -------
Net cash used in operating activities                          (2,106)              (661)
                                                              -------            -------

Cash flows from investing activities:
 Proceeds from asset sales                                      1,930             15,251
 Capital expenditures                                          (8,937)            (5,055)
                                                              -------            -------
Net cash provided by (used in) investing activities            (7,007)            10,196
                                                              -------            -------

Cash flows from financing activities:
 (Increase) decrease in restricted cash                          (176)                 -
 Proceeds from borrowing                                       15,500                  -
 Principal repayments                                          (4,407)            (7,889)
 Proceeds from issuance of preferred and common stock               -              1,821
 Proceeds from issuance of warrants                                 -                576
 Payment of dividends                                               -                (79)
 Payments for debt financing                                     (837)              (234)
                                                              -------            -------
Net cash provided by financing activities                      10,080             (5,805)
                                                              -------            -------

Net increase in cash and cash equivalents                         967              3,730

Cash and cash equivalents at beginning of period                1,579              5,314

Cash and cash equivalents at end of period                    $ 2,546            $ 9,044
                                                              =======            =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                    $   862            $   862
  Income taxes                                                $     -            $     -
 Non-cash investing and financing activities:
  Issuance of stock to acquire assets                         $ 1,688            $ 1,861

         See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company" or "Tipperary") at June 30, 2001, and the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000. The consolidated financial statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries, Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd ("TOGA"), and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures. All intercompany balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB(A) for the transition period ended December 31, 2000. These financial statements should be read in conjunction with the Form 10-KSB(A).

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by SFAS 137 and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. The Company's adoption of SFAS 133, effective January 1, 2001, did not have a significant impact upon the Company's financial position or results of operations. Tipperary entered into a foreign exchange contract to purchase Euros that were used to purchase a drilling rig from a manufacturer in Italy on March 30, 2001.

Liquidity and Operations
------------------------

As indicated in prior reports filed with the United States Securities and Exchange Commission ("SEC"), the Company does not have sufficient operating cash flows to support its near term capital needs and overhead because it is experiencing reduced cash flows as a result of the sale of most of its U.S. oil and gas production in fiscal 2000. In order to meet its capital needs, the Company has filed a registration statement with the SEC to raise up to $30 million pursuant to a public offering to be made exclusively to the Company's stockholders. The Company cannot estimate the timing of the proposed rights offering, but its majority (54.1%) stockholder, Slough Estates USA, Inc. ("Slough"), has indicated that it is willing to invest up to $20 million in the offering, of which $12 million of net proceeds will be used to pay debt owed to Slough. Alternatively, Slough has indicated that it is willing to provide up to $8 million of additional debt financing on an as needed basis to the Company through March 2002. The terms of any such financing have not been negotiated. In the event that the proposed rights offering is not made, the Company anticipates it will also evaluate other various financing alternatives, including additional debt and equity financing, as well as asset sales.

NOTE 2 - RELATED PARTY TRANSACTIONS AND DEBT

At June 30, 2001, the Company had a corporate loan of $12,000,000 due Slough. The balance of this loan at December 31, 2000 was $7,500,000. Tipperary increased this debt by executing a new note for $12 million with the same terms as the $7.5 million note, which included a maturity date of March 31, 2003. Interest is due quarterly on the corporate loan at the 90-day London Interbank Offered Rate plus 3.5% (7.33% at June 30, 2001). The Company intends to repay this $12,000,000 loan with a portion of the proceeds from its proposed rights offering.

In January 2001, Slough advanced the Company $2,500,000 to finance the purchase of a drilling rig, which has been leased to an unaffiliated drilling contractor in Australia. The advances were made under the terms of a financing agreement which contemplated that the Company's 90% owned subsidiary, TOGA, would sell the rig to Slough and enter into a lease agreement to lease the rig from Slough.
The parties subsequently agreed to restructure the financing as a loan and will execute a promissory note for $2.5 million. The Company anticipates that the terms of the note will be consistent with the terms of the financing agreement and will provide for monthly interest payments at a rate of 10% per annum, principal payments to be made in the amount of and upon receipt of rent payments received by TOGA and a maturity date of July 31, 2003. The Company has made payments to Slough of accrued interest monthly at a rate of 10% per annum. Related party debt due Slough at December 31, 2000, included the aforementioned corporate loan of $7,500,000 and a project-financing loan with a balance of $4,406,000 bearing interest at 10% per annum. In February 2001, the Company repaid the project-financing loan using the initial proceeds of its financing with TCW Asset Management Company ("TCW") discussed in Note 3.

NOTE 3 - LONG-TERM DEBT - UNRELATED PARTY

On April 28, 2000, the Company entered into a credit agreement with TCW ("Credit Agreement") that provides a borrowing facility of up to $17 million to be funded on or before December 31, 2001 upon the satisfaction of certain conditions. The obligation to repay the advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary must also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Tipperary has the right to purchase the interest from TCW, when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment, at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments are due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payment begins in March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006.

In February 2001, the Company received an initial loan advance of $7.5 million under the Credit Agreement. Proceeds from this initial advance were used to repay the $4,406,000 Comet Ridge project-financing loan due to Slough and pay $1.5 million in initial costs of a 20-well drilling program on the Comet Ridge project, with the balance provided as working capital for lender-approved purposes. In May 2001, the Company received an additional loan advance of $1.0 million from TCW to fund drilling costs related to the 20-well drilling program. Of the $8.5 million remaining under the credit facility, about $4.8 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. Upon the receipt of this initial funding, the Company recorded deferred financing costs of approximately $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs at June 30, 2001 also include approximately $1,000,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                         Three months ended          Six months ended
                                                              June 30,                   June 30,
                                                        ---------------------      ---------------------
                                                          2001        2000           2001        2000
                                                        -------    ----------      -------    ----------
                                                                   (restated)                 (restated)
Numerator:
 Net income (loss)                                      $(1,797)    $  2,109       $(2,992)    $  1,798
 Less: preferred stock dividends                              -            -             -          (79)
                                                        -------     --------       -------     --------
 Net income (loss) available for common stockholders    $(1,797)    $  2,109       $(2,992)    $  1,719

Denominator:
 Weighted average shares outstanding                     24,547       24,164         24,510      22,471
 Effect of dilutive securities:
    Assumed conversion of dilutive options                    -          804             -          707
                                                        -------     --------       -------     --------
    Weighted average shares and dilutive potential
       common shares                                     24,547       24,968        24,510       23,178
                                                        =======     ========       =======     ========

Basic earnings (loss) per share                         $  (.07)    $    .09       $  (.12)    $    .08
                                                        =======     ========       =======     ========

Diluted earnings (loss) per share                       $  (.07)    $    .08       $  (.12)    $    .08
                                                        =======     ========       =======     ========

Potentially dilutive common stock from the exercise
    of options and warrants not included in EPS
    that would have been antidilutive                       864            -         1,029            -
                                                        =======     ========       =======     ========
Total common stock and warrants which could
    potentially dilute basic EPS in future periods        3,529        3,343         3,529        3,343
                                                        =======     ========       =======     ========

See Note 8 for comparison of earnings per share as revised with earnings per share as originally reported.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary
                                                                      ---------
Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum
-----------------------------------------------------------------------------
Company, Cause No. CV42,265, in the District Court of Midland County, Texas
-------
involving the Comet Ridge project. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, ("Tri-Star") were also joined as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Plaintiffs also allege that Tri-Star has been removed as operator, and that Tipperary Oil & Gas (Australia) Pty Ltd has been elected successor operator under the operating contract. Tri-Star has answered the amended petition, and on December 22, 2000, Tri-Star filed its first amended counterclaim alleging tortious interference with contract, with the authority to prospect covering the project, with contractual relationships and with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 8, 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. Discovery is in progress and the case presently is set for trial in December 2001. In April 2000, the trial court denied, pending an evidentiary hearing, Tri-Star's motion to compel arbitration of audit disputes between the parties. Tri-Star appealed that order to the Eighth Circuit Court of Appeals for Texas, who affirmed the trial court's ruling in February, 2001. Tri-Star has appealed the matter to the Texas Supreme Court. The Texas Supreme Court has called for briefing on the merits, which the parties have provided. The Company cannot predict the outcome of the proceedings in the Texas Supreme Court, although management believes that any decision potentially impacts only those claims related to joint interest audit disputes. Discovery of the underlying lawsuit is proceeding pending any decision by the Texas Supreme Court.

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

NOTE 6 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations by geographic area is shown below (in thousands):

                                             United
                                             States     Australia      Total
                                             ------     ---------     -------
Three months ended June 30, 2001
    Revenues                                 $  162      $   610      $   772

Three months ended June 30, 2000
    Revenues                                 $1,250      $   561      $ 1,811

Six months ended June 30, 2001
    Revenues                                 $  483      $ 1,158      $ 1,641
    Property, plant and equipment, net       $7,058      $40,973      $48,031

Six months ended June 30, 2000
    Revenues                                 $3,751      $ 1,076      $ 4,827
    Property, plant and equipment, net       $4,111      $34,975      $39,086

NOTE 7 - ISSUANCE OF COMMON SHARES FOR ACQUISITION OF ADDITIONAL INTERESTS IN COMET RIDGE PROJECT

In June 2001, the Company acquired an additional interest in the Comet Ridge coalbed methane project in Queensland, Australia. The total interest acquired was 2.5% in capital-bearing interest, bringing the Company's total interest to 64.75% The total purchase price of $1,688,000 was paid to the seller with the issuance of 675,000 shares of the Company's restricted common stock with a value of $2.50 per share on the date the transaction closed.

NOTE 8 - RESTATEMENT

As disclosed in the Company's Form 10-QSB for the quarterly periods ended March 31, 2000 and June 30, 2000, the Company's oil and gas properties in its U.S. full cost pool were held for sale in connection with the Company's redirection of focus toward increasing reserves and production of natural gas from coalbed methane properties. The Company had suspended the depreciation, depletion and amortization of these properties for the quarterly periods in fiscal 2000 during which these properties were held for sale. The Company subsequently revised its previously reported quarterly results of operation to include depreciation, depletion and amortization of these oil and gas properties through the date of disposal. The above revision, which increased depreciation, depletion and amortization and gain on disposal of assets as shown below, had no effect on the Company's full year's results of operations for fiscal 2000, nor did the revision have any impact on cash flows for any period. The following tables show the effect of this restatement (in thousands except per share amounts).

                                                          Quarter Ended            Quarter Ended
                                                          June 30, 2000            June 30, 2000
                                                             Restated         As Previously Reported
                                                        ------------------    ----------------------
Depreciation, depletion and amortization                     $     365               $     195
Total costs and expenses                                     $  (2,478)              $   2,325
Operating income (loss)                                      $   4,289               $    (514)
Gain on disposal of assets                                   $   4,973               $   4,093
Income (loss) before income taxes                            $   3,936               $   3,226
Net income (loss) before minority interest                   $   2,023               $   1,313
Net income                                                   $   2,109               $   1,399
Net income (loss) per share - basic                          $     .09               $     .06
Net income (loss) per share - diluted                        $     .08               $     .06

                                                         Six Months Ended       Six Months Ended
                                                          June 30, 2000          June 30, 2000
                                                             Restated         As Previously Reported
                                                        ----------------      ----------------------
Depreciation, depletion and amortization                     $   1,009               $     388
Total costs and expenses                                     $     447               $   4,799
Operating income (loss)                                      $   4,380               $      28
Gain on disposal of assets                                   $   4,973               $   4,093
Income (loss) before income taxes                            $   3,547               $   3,288
Net income (loss) before minority interest                   $   1,634               $   1,375
Net Income                                                   $   1,798               $   1,539
Net income (loss) per share - basic                          $     .08               $     .07
Net income (loss) per share - diluted                        $     .08               $     .06

Item 2.  Management's Discussion and Analysis or Plan of Operation

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the world economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC filings of the Company, particularly its Form 10-KSB, as amended, for the transition period ended December 31, 2000, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

Overview

The Company is principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalbed methane properties, with its major producing property located in Queensland, Australia. Tipperary also holds exploration permits in Queensland and is involved in coalbed methane exploration in the United States through projects in the Hanna Basin of Wyoming and in western Colorado. The Company seeks to increase its natural gas reserves through exploration and development projects and possibly through the acquisition of producing properties.

The Company's exploration and development efforts, and the majority of its capital investment in recent years, have been focused on the Comet Ridge coalbed methane project in Queensland, Australia. The Company's 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"), owns a 64.75% non-operating undivided interest in the project, which consists of Authority to Prospect ("ATP") 526 and five petroleum leases in the Bowen Basin. The four-year term of ATP 526 expired on October 31, 2000. The Queensland government has been reviewing the renewal application and has recently offered to renew the ATP but with relinquishment of approximately 10% of the 1,088,000 acres. The acreage relinquished does not contain any existing proved reserve drilling locations. The ATP, as renewed, will cover approximately 980,000 acres.

There have been 43 wells drilled on the Comet Ridge project, of which seven have been drilled in 2001 as part of a 20-well drilling program proposed by the company. Of these seven wells three have been completed and are producing, one has been completed and is awaiting production equipment and two wells are awaiting completion. The seventh well is currently drilling. The three new producing wells are adding in excess of 1,500 mcf per day to total production volumes. One of these wells has been connected to the gathering system.

In addition to the interest in the Comet Ridge property, TOGA holds a 100% interest in other exploration permits granted to TOGA by the Queensland government. These permits cover a total of approximately 1.5 million acres comprising ATPs 655, 675 and 690, which have initial terms expiring on October 31, 2003, February 29, 2004 and November 30, 2004, respectively. TOGA has drilled four exploratory wells on two of these ATPs. One of the wells has been plugged and abandoned and the remaining three wells are being tested and evaluated. On June 22, 2001, the Company acquired a 25% interest in ATP 554 in Queensland from an unaffiliated third party. The interest in this ATP was acquired under the terms of an agreement dated May 30, 2001, whereby TOGA is to serve as operator and drill a test well on the ATP in the near term. Several conditions must be met before the Company can be certain of its commitment, but it believes that it will drill this prospect. The Company would bear 33.33% of the costs to drill and complete this test well and believes that its share of the costs will total approximately US $700,000.

On May 4, 2001, the Company sold a 50% working interest in its Lay Creek project in Moffat County, Colorado to Koch Exploration Company, an unaffiliated third party, and entered into an agreement to jointly conduct exploratory drilling over this area. The Company received $2 million at closing and will be reimbursed for $2 million of its share of costs to drill and complete wells on the project acreage. If the entire reimbursement amount has not been paid within 18 months of the closing, Koch is obligated to pay the Company the remainder of the $2 million in cash. Under the full cost method of accounting, no gain or loss was recognized on the sale of this interest. The Company and Koch are committed to drill two wells in the near future subject to rig availability or regulatory delays, and three additional wells by June 17, 2002. The Lay Creek project currently covers approximately 61,000 acres.

In July 2001, the Company entered into an agreement with Barrett Resources, the operator of the Hanna Basin coalbed methane project in Wyoming, to transfer a portion of Tipperary's interest in the project to Barrett. The agreement provides that Barrett will pay 100% of the costs to drill and complete five additional test wells on the project. Upon completion of these wells, Tipperary will assign Barrett a net 29% working interest and retain a net 20% working interest in the project.

During the quarter ended June 30, 2001, the Company commenced drilling one development well on its West Buna property in east Texas, which is currently being completed, and drilling operations are about to begin on a second development well. The Company believes the drilling results on the first well indicate that it will produce commercial quantities of gas and condensate. Both of these West Buna development wells were included in our proved reserves as undeveloped locations.

Financial Condition, Liquidity and Capital Resources

The Company's primary sources of liquidity during the past few years have been from debt and equity financing and sales of producing properties. Tipperary has used these funds to pay off outstanding bank debt and for exploration and development operations including the acquisition of additional interests in the Comet Ridge project. Remaining funds were invested in domestic properties, most notably in the Hanna Basin coalbed methane project and in undeveloped oil and gas leasehold interests in Colorado.

As indicated in prior reports filed with the SEC, the Company does not have sufficient operating cash flows to support its near term capital needs and overhead because it is experiencing reduced cash flows as a result of the sale of most of its U.S. oil and gas production in fiscal 2000. In order to meet its capital needs, the Company has filed a registration statement with the SEC to raise up to $30 million pursuant to a public offering to be made exclusively to the Company's stockholders. The Company cannot estimate the timing of the proposed rights offering, but its majority (54.1%) stockholder, Slough Estates USA, Inc. ("Slough"), has indicated that it is willing to invest up to $20 million in the offering, of which $12 million of net proceeds will be used to pay debt owed to Slough. Alternatively, Slough has indicated that it is willing to provide up to $8 million of additional debt financing on an as needed basis to the Company through March 2002. The terms of any such financing have not been negotiated. In the event that the proposed rights offering is not made, the Company anticipates it will also evaluate other various financing alternatives, including additional debt and equity financing, as well as asset sales. The Company has thus far been successful in selling interests in certain domestic exploration acreage and will continue to seek partners in new and existing prospects.

Development drilling on the Comet Ridge project and on the West Buna property in East Texas is expected to result in increased gas sales, which will improve cash flow in the near term as well as longer term. Tipperary is encouraged by developments with respect to agreements for future sales of gas from the Comet Ridge project. The Company is currently negotiating a contract with Queensland Fertilizer Assets Ltd ("QFAL") of Queensland, Australia, which provides that Tipperary sell up to 260 billion cubic feet of gas to QFAL over 20 years. The gas is to be consumed by a fertilizer plant QFAL intends to construct in southeastern Queensland. Construction of the plant is expected to take approximately two years and would begin approximately six months after QFAL obtains project financing for the plant and governmental approvals, both of which cannot be assured. Tipperary may seek the assistance of ENERGEX Retail Pty Ltd or other third parties, in underwriting the gas supply obligation. ENERGEX is a wholly owned Queensland Government Enterprise, with which Tipperary has two existing gas contracts. The Company recently announced that ENERGEX, which had the right to nominate purchase volumes between 10 and 15 Mmcf per day for the final three years of the second contract, has elected to take the maximum 15 Mmcf per day. Tipperary and certain of its co-venturers participate in the contract, and Tipperary's share is 84%.

The Company had unrestricted cash and temporary investments of $2,546,000 as of June 30, 2001, compared to $1,579,000 as of December 31, 2000. At June 30, 2001, the Company had working capital of $4,551,000 compared to working capital of $2,256,000 as of December 31, 2000. Working capital includes restricted cash of $1,635,000 as of June 30, 2001 and $1,459,000 as of December 31, 2000. The
restricted cash as of June 30, 2001 includes cash in collateral accounts maintained in connection with TCW financing, the use of which is restricted to disbursements made either to TCW or as otherwise approved by TCW. During the six months ended June 30, 2001, cash flows were provided by debt financing and oil and gas property sales. These proceeds were used to fund capital expenditures and operating activities.

Net cash used by operating activities was $2,106,000 during the three months ended June 30, 2001 compared to $661,000 of cash used during the corresponding prior year period. The decrease in net cash from operations was attributable to the sale of most of the Company's U.S. oil and gas properties during fiscal 2000.

During the six months ended June 30, 2001, the Company had net receipts of $10,080,000 from financing, which included borrowings of $8,500,000 from TCW and $7,000,000 from Slough. Capital expenditures of $8,937,000 included $2,480,000 for the purchase of a drilling rig which has been leased to a drilling contractor in Queensland, Australia (discussed below), $1,661,000 for acreage acquisitions in Colorado, $3,028,000 for drilling, completion and other costs on the Comet Ridge project and $276,000 for drilling and completion costs in the Hanna Basin project. In June 2001, the Company acquired an additional 2.5% capital-bearing interest in the Comet Ridge project bringing the Company's total interest to 64.75%. The total purchase price of $1,688,000 was paid to the seller with the issuance of 675,000 shares of the Company's restricted common stock valued at $2.50 per share.

During the six months ended June 30, 2000, the Company's $5,055,000 investment in property plant and equipment, included the acquisition of additional interests totaling 5.5% in the Comet Ridge project for approximately $3.3 million in cash and 1,163,328 shares of the Company's common stock. The Company received approximately $15,300,000 from the sale of domestic properties during this six month period. Net cash used by financing activities was $5,806,000 and included $2,400,000 received from the sale of stock and issuance of warrants in connection with financing arrangements with two individual investors. These equity proceeds were used to partially fund the aforementioned acquisition of additional interests in the Comet Ridge project. With the proceeds from the sale of domestic properties the Company made principal payments of approximately $7,900,000 to retire long-term debt.

At December 31, 2000, the Company owed Slough $11,906,000, consisting of a corporate loan of $7,500,000 and a project-financing loan of $4,406,000, which was used to finance the Company's share of an eight-well drilling program on the Comet Ridge project during fiscal 1999 and fiscal 2000. The Company repaid the project-financing loan in February 2001, using the initial proceeds under a loan facility with TCW discussed below. Since December 31, 2000, the Company has borrowed an additional $4.5 million from Slough, increasing the total amount owed to Slough to $12 million as of June 30, 2001. The promissory note for $12 million matures March 31, 2003 and bears interest at the 90-day London Interbank Offered Rate plus 3.5%. The interest rate was 7.33% at June 30, 2001. The Company expects to repay this $12 million loan with a portion of the proceeds from the rights offering discussed above.

In February 2001, the Company received an initial loan advance of $7.5 million under a $17 million borrowing facility with TCW. Proceeds from this initial advance were used to repay Slough for the Comet Ridge project-financing loan of $4,406,000, pay $1.5 million in initial costs of the 20-well drilling program on the Comet Ridge project and pay approximately $240,000 of expenses related to the financing. The balance of $1,354,000 was deposited into a collateral account as restricted working capital to be used for lender-approved purposes. In May 2001, the Company received an additional loan advance of $1.0 million under the TCW borrowing facility to fund drilling costs related to the 20-well drilling program. Of the $8.5 million remaining under the credit facility, about $4.8 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. Upon the receipt of this initial funding, the Company recorded deferred financing costs of $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs at June 30, 2001 also include approximately $1,000,000 of costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

Tipperary proposed the 20-well drilling program to the other owners in July 2000 and estimated the cost at approximately $10 million. The Company subsequently received Authorities for Expenditure ("AFEs") from the operator with estimated costs of $15 million. If the operator is unable to complete the project below the AFE costs, Tipperary's share of the $5 million difference, or almost $3.1 million, will have to be funded from other sources, as Tipperary does not have internal sources of capital at this time to cover increased drilling and completion costs. The Company intends to use $3.1 million of the proceeds from its proposed rights offering to fund any excess costs.

The obligation to repay the TCW advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. Tipperary must also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to Tipperary at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Tipperary has the right to purchase the interest from TCW, when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment, at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments on the TCW financing will be due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006.

In January 2001, TOGA acquired and thereafter leased a drilling rig to an unaffiliated drilling contractor in Queensland, Australia ("Lessee"). The terms of the lease agreement provide that the Lessee will use the rig to drill on TOGA's ATPs. To the extent the rig is not being used for TOGA's drilling activities, it may, with TOGA's consent, be used by the Lessee to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well on which the rig is used. No interest or finance charge accrues on the lease, but the Company will benefit from reduced costs to drill wells on TOGA's ATPs. In the case of drilling on the Comet Ridge project, the Company's co-owners also benefit from their proportionate share of the cost reduction. The Lessee also received a two-year option to buy the rig and related equipment at TOGA's net cost. This drilling rig has been used on the two wells most recently drilled in the 20-well drilling program underway on the Comet Ridge project. The Company believes that the use of the TOGA rig will reduce future drilling costs.

In January 2001, Slough advanced the Company $2,500,000 to finance the purchase of the drilling rig. The advances were made under the terms of a financing agreement which contemplated that TOGA would sell the rig to Slough and enter into a lease agreement to lease the rig from Slough. The parties subsequently agreed to restructure the financing as a loan and will execute a promissory note for $2.5 million. The Company anticipates that the terms of the note will be consistent with the terms of the financing agreement and will provide for monthly interest payments at a rate of 10% per annum, principal payments to be made in the amount of and upon receipt of rent payments received by TOGA and a maturity date of July 31, 2003. The Company has made monthly payments to Slough of accrued interest at a rate of 10% per annum.

Results of Operations - Comparison of the Three Months Ended June 30, 2001 and 2000

As described in Note 8 to the Consolidated Financial Statements, the Company's oil and gas properties in its U.S. full cost pool were held for sale. The Company subsequently revised its previously reported quarterly results of operation to include depreciation, depletion and amortization of these oil and gas properties in its U.S. full cost pool through their date of disposal.

The Company incurred a net loss of $1,797,000 for the three months ended June 30, 2001, compared to net income of $2,109,000 for the three months ended June 30, 2000. This decrease is attributable to reduced revenues due to the sale of most of the Company's producing properties in the U.S. during 2000. The three months ended June 30, 2000 also include a gain of $4,973,000 associated with the sale of these properties, which significantly increased income tax expense for
this period.   The table below provides a comparison of operations for the three months ended June 30, 2001 with those of the prior year's quarter.

                                                           Three Months Ended
                                                         June 30        June 30          Increase       % Increase
                                                           2001          2000           (Decrease)     (% Decrease)
                                                       -----------    -----------      ------------   --------------
                                                                       (restated)
Worldwide operations:
Operating Revenue                                      $  772,000      $1,811,000       $(1,039,000)       (57%)
Oil Volumes (Bbls)                                          2,300          29,000           (26,700)       (92%)
Gas Volumes (Mcf)                                         578,000         594,000           (16,000)        (3%)
Average Oil Price per Bbl                              $    26.89      $    26.00       $       .89          3%
Average Gas Price per Mcf                              $     1.23      $     1.73       $     (0.50)       (29%)
Operating Expense                                      $  656,000      $1,034,000       $  (378,000)       (37%)
Average Lifting Cost per Mcf Equivalent ("Mcfe")       $     1.12      $     1.32       $     (0.20)       (15%)
General and Administrative                             $1,067,000      $1,096,000       $   (29,000)        (3%)
Depreciation, Depletion and Amortization ("DD&A")      $  215,000      $  365,000       $  (150,000)       (41%)
DD&A Rate per Mcfe                                     $     0.36      $     0.47       $     (0.11)       (23%)
Interest Expense                                       $  782,000      $  348,000       $   434,000        125%
Income tax expense                                     $       (1)     $1,913,000       $(1,914,000)      (100%)

Domestic operations:

 Operating Revenue                                     $  162,000      $1,250,000       $(1,088,000)        (87%)
 Oil Volumes (Bbls)                                         2,300          29,000           (26,700)        (92%)
 Gas Volumes (Mcf)                                         22,000         138,000          (116,000)        (84%)
 Average Oil Price per Bbl                             $    26.89      $    26.00       $       .89           3%
 Average Gas Price per Mcf                             $     4.61      $     3.39       $      1.22          36%
 Operating Expense                                     $  154,000      $  739,000       $  (585,000)        (79%)
 Average Lifting Cost per Mcfe                         $     4.57      $     2.29       $      2.28         100%
 DD&A                                                  $   47,000      $  182,000       $  (135,000)        (74%)
 DD&A rate per Mcfe                                    $     1.33      $      .58       $      0.75         129%


                                                    Three Months Ended
                                                   June 30      June 30         Increase         % Increase
                                                     2001         2000         (Decrease)       (% Decrease)
                                                  ---------    ----------     ------------      ------------
                                                               (restated)
Australia operations:
 Operating Revenue                                 $610,000     $  561,000     $    49,000            9%
 Gas Volumes (Mcf)                                  556,000        456,000         100,000           22%
 Average Gas Price per Mcf                         $   1.10     $     1.23     $     (0.13)         (11%)
 Operating Expense                                 $502,000     $  295,000     $   207,000           70%
 Average Lifting Cost per Mcf                      $   0.90     $     0.65     $      0.25           39%
 DD&A                                              $168,000     $  183,000     $   (15,000)          (8%)
 DD&A rate per Mcf                                 $   0.30     $     0.40     $     (.10)          (25%)

The sale of domestic producing properties significantly reduced worldwide oil and gas volumes. This volume reduction caused significant decreases in worldwide operating revenue, operating expense and net income. The Company's overall average gas price decreased due to an unfavorable exchange rate adversely affecting the price received for Australia sales.

During the three months ended June 30, 2001, the decrease in U.S. gas production of 116,000 Mcf was offset in part by an increase of 100,000 Mcf sold in Australia.

The 41% decrease in worldwide DD&A costs is attributable to the sale of domestic producing properties. Increased production and reserve volumes in Australia also contributed to worldwide DD&A and rate reductions and reduced the Australian DD&A rate per Mcf by 25%. While DD&A costs for domestic operations decreased, the domestic DD&A rate per Mcfe increased as sales volumes decreased proportionately more than did DD&A expense.

During the second quarter of 2001 Tipperary successfully completed two workovers on the Comet Ridge project. The workover cost of $136,000 was the primary reason for significant increases in operating expense and average lifting cost per Mcf in our Australia operations.

The increase in the domestic lifting cost per Mcfe is attributable to lease operating expense on the Hanna Basin project in Wyoming with no associated sales of production.

Interest expense for the three months ended June 30, 2001 increased by $390,000 due to the amortization of deferred financing cost related to the TCW loan and decreased by $75,000 for interest capitalization. The remaining $119,000 increase was attributable to a higher average debt balance during the current quarter as compared to the prior year's quarter. Both deferred financing cost amortization and interest capitalization are non-cash items and were not included in interest expense for the three months ended June 30, 2000.

Results of Operations - Comparison of the Six Months Ended June 30, 2001 and
2000

As described in Note 8 to the Consolidated Financial Statements, the Company's oil and gas properties in its U.S. full cost pool were held for sale. The Company subsequently revised its previously reported quarterly results of operation to include depreciation, depletion and amortization of these oil and gas properties in its U.S. full cost pool through their date of disposal.

The Company incurred a net loss of $2,992,000 for the six months ended June 30, 2001, compared to net income of $1,798,000 for the six months ended June 30, 2000. This decrease is attributable to reduced revenues due to the sale of most of the Company's producing properties in the U.S. during 2000. The six months ended June 30, 2000 also included a gain of $4,973,000 associated with the sale of these properties, which significantly increased income tax expense for this
period.   The table below provides a comparison of operations for the six months ended June 30, 2001 with those of the prior year's quarter.

                                                                Six Months Ended
                                                            June 30        June 30          Increase      % Increase
                                                              2001           2000          (Decrease)    (% Decrease)
                                                           ----------     ----------      ------------   ------------
                                                                          (restated)
Worldwide operations:
Operating Revenue                                          $1,641,000      $4,827,000      $(3,186,000)      (66%)
Oil Volumes (Bbls)                                              7,100         101,000          (93,900)      (93%)
Gas Volumes (Mcf)                                           1,091,000       1,244,000         (153,000)      (12%)
Average Oil Price per Bbl                                  $    27.88      $    25.03      $      2.85        11%
Average Gas Price per Mcf                                  $     1.32      $     1.81      $     (0.49)      (27%)
Operating Expense                                          $1,118,000      $2,448,000      $(1,330,000)      (54%)
Average Lifting Cost per Mcf Equivalent ("Mcfe")           $     1.00      $     1.32      $     (0.32)      (24%)
General and Administrative                                 $2,044,000      $1,963,000      $    81,000         4%
Depreciation, Depletion and Amortization ("DD&A")          $  425,000      $1,009,000      $  (584,000)      (58%)
DD&A Rate per Mcfe                                         $     0.37      $     0.55      $     (0.18)      (33%)
Interest Expense                                           $1,243,000      $  806,000      $   437,000        54%
Income tax expense                                         $       (1)     $1,913,000      $(1,914,000)     (100%)

Domestic operations:

 Operating Revenue                                         $  483,000      $3,751,000      $(3,268,000)      (87%)
 Oil Volumes (Bbls)                                             7,100         101,000          (93,900)      (93%)
 Gas Volumes (Mcf)                                             45,000         397,000         (352,000)      (89%)
 Average Oil Price per Bbl                                 $    27.88      $    25.03      $      2.85        11%
 Average Gas Price per Mcf                                 $     6.36      $     2.97      $      3.39       114%
 Operating Expense                                         $  302,000      $1,773,000      $(1,471,000)      (83%)
 Average Lifting Cost per Mcfe                             $     3.62      $     1.73      $      1.89       109%
 DD&A                                                      $  102,000      $  646,000      $  (544,000)      (84%)
 DD&A rate per Mcfe                                        $     1.17      $     0.64      $      0.53        83%

Australia operations:

 Operating Revenue                                         $1,158,000      $1,076,000      $    82,000         8%
 Gas Volumes (Mcf)                                          1,046,000         847,000          199,000        24%
 Average Gas Price per Mcf                                 $     1.11      $     1.27      $     (0.16)      (13%)
 Operating Expense                                         $  816,000      $  675,000      $  (141,000)      (21%)
 Average Lifting Cost per Mcf                              $     0.78      $     0.80      $     (0.02)       (3%)
 DD&A                                                      $  323,000      $  363,000      $   (40,000)      (11%)
 DD&A rate per Mcf                                         $     0.31      $     0.43      $      (.12)      (28%)

The sale of domestic producing properties significantly reduced worldwide oil and gas volumes. This volume reduction caused significant decreases in worldwide operating revenue, operating expense and net income. The Company's overall average gas price decreased due to an unfavorable exchange rate adversely affecting the price received for Australia sales.

The 58% decrease in worldwide DD&A costs is attributable to the sale of domestic producing properties. Increased production and reserve volumes in Australia also contributed to worldwide DD&A and rate reductions and reduced the Australian DD&A rate per Mcf by 28%. While DD&A costs for domestic operations decreased, the domestic DD&A rate per Mcfe increased as sales volumes decreased proportionately more than did DD&A expense.

The increase in the domestic lifting cost per Mcfe is attributable to lease operating expense on the Hanna Basin project in Wyoming with no associated sales of production.

Interest expense for the six months ended June 30, 2001 increased by $519,000 due to the amortization of deferred financing cost and decreased by $139,000 for interest capitalization. The remaining $57,000 increase was attributable to a higher average debt balance during the current quarter as compared to the prior year's quarter. Both deferred financing cost amortization and interest capitalization are non-cash items and were not included in interest expense for the six months ended June 30, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
-------

         See Note 5 to the Consolidated Financial Statements under Part I -
         Item 1.

Item 2.  Changes in Securities and Use of Proceeds
-------

         In June 2001, the Company acquired an additional interest in the Comet Ridge coalbed methane project in Queensland, Australia. The total interest acquired was 2.5% in capital-bearing interest, bringing the Company's total interest to 64.75%. The total purchase price of $1,688,000 was paid to the seller with the issuance of 675,000 shares of the Company's restricted common stock, which had a value of $2.50 per share on the date the transaction closed.

         The offer and sale of the shares were not registered under the Securities Act of 1933 ("Securities Act"), but rather were made privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The purchaser of the common stock had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. The certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities laws.

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

              Filed in Part II

                  10.80 Purchase and Sale Agreement dated May 4, 2001, by and between Tipperary Oil & Gas Corporation and Koch Exploration Company, filed as Exhibit 10.80 on Form S-3, SEC File No. 333-59052, filed with the Commission on July 26, 2001, and incorporated herein by reference.

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


                              Tipperary Corporation
                              -------------------------------------------------
                              Registrant



Date: August 14, 2001         By:   /s/ David L. Bradshaw
                                    -------------------------------------------
                                    David L. Bradshaw, President, Chief
                                    Executive Officer and Chairman of the Board
                                    of Directors



Date: August 14, 2001        By:    /s/ Lisa S. Wilson
                                    -------------------------------------------
                                    Lisa S. Wilson, Chief Financial Officer and
                                    Principal Accounting Officer