Form 10QSB
period 2001-09-30
TIPPERARY CORP
filed 2001-11-14
CIK 98410

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                               ----------------------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to____________________________

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


                                (303) 293-9379
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No______
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at November 7, 2001
----------------------------                -------------------------------
Common Stock, $.02 par value                25,147,587 shares

                    TIPPERARY CORPORATION AND SUBSIDIARIES

                             Index to Form 10-QSB

                                                                                             Page No.
PART I.  FINANCIAL INFORMATION (UNAUDITED)

        Item 1.  Financial Statements

                 Consolidated Balance Sheet
                 September 30, 2001 and December 31, 2000                                           1

                 Consolidated Statement of Operations
                 Three months and nine months ended September 30, 2001 and 2000                     2

                 Consolidated Statement of Cash Flows
                 Nine months ended September 30, 2001 and 2000                                      3

                 Notes to Consolidated Financial Statements                                       4-7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                   8-14

PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                 15

        Item 2.  Changes in Securities                                                             15

        Item 3.  Defaults Upon Senior Securities                                                   15

        Item 4.  Submission of Matters to a Vote of Security Holders                               15

        Item 5.  Other Information                                                                 15

        Item 6.  Exhibits and Reports on Form 8-K                                               15-16

SIGNATURES                                                                                         17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                (in thousands)
                                  (unaudited)

                                                                    September 30,          December 31,
                                                                       2001                    2000
                                                                    -------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $       2,136          $      1,579
  Restricted cash                                                           1,670                 1,459
  Receivables                                                                 943                   987
  Prepaid drilling costs                                                    1,906                 2,219
  Other current assets                                                        327                   212
                                                                    -------------          ------------
    Total current assets                                                    6,982                 6,456
                                                                    -------------          ------------

Property, plant and equipment, at cost:
  Oil and gas properties, full cost method                                 69,244                67,833
  Other property and equipment                                              3,745                 1,069
                                                                    -------------          ------------
                                                                           72,989                68,902

Less accumulated depreciation, depletion and amortization                 (23,111)              (22,402)
                                                                    -------------          ------------
  Property, plant and equipment, net                                       49,878                46,500
                                                                    -------------          ------------

Long term receivable                                                        1,496                     -
Deferred loan costs                                                         7,028                   381
Other noncurrent assets                                                       279                    13
                                                                    -------------          ------------
                                                                    $      65,663          $     53,350
                                                                    =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable - related party                   $         155          $        317
  Accounts payable                                                          1,614                 3,312
  Accrued liabilities                                                         835                   339
  Royalties payable                                                           187                   232
                                                                    -------------          ------------
    Total current liabilities                                               2,791                 4,200
                                                                    -------------          ------------

Long-term debt                                                             10,000                     -
Long-term notes payable - related party                                    15,000                11,589
Advances from related party                                                 2,345                     -

Commitments and contingencies (Note 5)

Minority interest                                                             903                    42

Stockholders' equity
  Preferred stock:
    Cumulative, $1.00 par value.  Authorized 10,000,000
       shares; none issued                                                      -                     -
    Non-cumulative, $1.00 par value.  Authorized
       10,000,000 shares; none issued                                           -                     -
  Common stock; par value $.02; 50,000,000 shares
    authorized; 25,157,185 issued and 25,147,587
    outstanding at September 30, 2001; 24,482,185 issued and
    24,472,587 outstanding at December 31, 2000                               503                   490
  Capital in excess of par value                                          124,687               123,013
  Accumulated deficit                                                     (90,541)              (85,959)
  Treasury stock, at cost; 9,598 shares                                       (25)                  (25)
                                                                    -------------          ------------
    Total stockholders' equity                                             34,624                37,519
                                                                    -------------          ------------
                                                                    $      65,663          $     53,350
                                                                    =============          ============

         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                        Three months ended        Nine months ended
                                                                           September 30,            September 30,
                                                                      -----------------------   ----------------------
                                                                        2001           2000         2001         2000
                                                                      -------        --------   ------------   -------

Revenues                                                              $   881        $    878   $      2,522   $ 5,705

Costs and expenses:
 Operating                                                                500             456          1,618     2,904
 Depreciation, depletion and amortization                                 242             220            667     1,229
 (Gain) loss on sale of assets                                              -             136              -    (4,837)
 General and administrative                                             1,029           1,100          3,073     3,063
 Impairment of prepaid drilling costs                                       -             557              -       557
                                                                      -------        --------   ------------   -------

   Total costs and expenses                                             1,771           2,469          5,358     2,916
                                                                      -------        --------   ------------   -------

Operating income (loss)                                                  (890)         (1,591)        (2,836)    2,789

Other income (expense):
 Interest income                                                           33              55            117       104
 Interest expense                                                        (810)           (312)        (2,053)   (1,118)
 Foreign currency exchange gain (loss)                                      8             (90)           (24)     (166)
                                                                      -------        --------   ------------   -------

   Total other expense                                                   (769)           (347)        (1,960)   (1,180)
                                                                      -------        --------   ------------   -------

Income (loss) before income taxes                                      (1,659)         (1,938)        (4,796)    1,609

Income tax expense (benefit)                                                -            (340)            (1)    1,573
                                                                      -------        --------   ------------   -------

Net income (loss) before minority interest                             (1,659)         (1,598)        (4,795)       36

Minority interest in loss of subsidiary                                    69             149            213       313
                                                                      -------        --------   ------------   -------

Net income (loss)                                                     $(1,590)       $ (1,449)  $     (4,582)  $   349
                                                                      =======        ========   ============   =======

Net income (loss) per share
 Basic                                                                $  (.06)       $   (.06)  $       (.19)  $   .02
                                                                      =======        ========   ============   =======
 Diluted                                                              $  (.06)       $   (.06)  $       (.19)  $   .01
                                                                      =======        ========   ============   =======

Weighted average shares outstanding
 Basic                                                                 25,148          24,401         24,725    23,119
                                                                      =======        ========   ============   =======
 Diluted                                                               25,148          24,401         24,725    24,075
                                                                      =======        ========   ============   =======

         See accompanying notes to consolidated financial statements.

                    TIPPERARY CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                ------------------------------
                                                                     2001             2000
                                                                -------------      -----------
Cash flows from operating activities:
Net income (loss)                                               $      (4,582)     $       349
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
        Depreciation, depletion and amortization                          667            1,229
        Amortization of deferred loan cost                                910                -
        Gain on sale of assets                                              -           (4,837)
        Deferred tax expense                                                -            1,573
        Minority interest in loss of subsidiary                          (213)            (313)
        Change in assets and liabilities:
        Decrease in receivables                                           176               74
        (Increase) decrease in other current assets                       198           (1,222)
        Increase (decrease) in accounts payable and
         accrued liabilities                                             (987)           1,049
        Increase in royalties payable                                     (45)             (21)
                                                                -------------      -----------
Net cash used in operating activities                                  (3,877)          (2,119)
                                                                -------------      -----------

Cash flows from investing activities:
   Proceeds from asset sales                                            2,340           16,565
   Capital expenditures                                               (12,308)          (7,929)
   Additional investing activities                                        (29)              15
                                                                -------------      -----------
Net cash provided by (used in) investing activities                    (9,997)           8,651
                                                                -------------      -----------

Cash flows from financing activities:
   Proceeds from borrowing                                             20,000                -
   Principal repayments                                                (4,407)          (7,978)
   Increase in restricted cash                                           (211)               -
   Proceeds from issuance of stock                                          -            1,839
   Proceeds from issuance of warrants                                       -              576
   Payment of dividends                                                     -              (79)
   Payments for other financing activities                               (952)            (307)
                                                                -------------      -----------
Net cash provided by (used in) financing activities                    14,430           (5,949)
                                                                -------------      -----------

Net increase in cash and cash equivalents                                 557              583

Cash and cash equivalents at beginning of period                        1,579            5,314
                                                                -------------      -----------

Cash and cash equivalents at end of period                      $       2,136      $     5,897
                                                                =============      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                $       1,123      $     1,173
        Income taxes                                            $           -      $         -
   Non-cash investing and financing activities:
        Issuance of stock to acquire assets                     $      (1,688)     $    (2,911)
        Issuance of subsidiary stock to shareholder in
         exchange for contractual payment rights                $      (1,074)     $         -
        Deferred financing costs                                $       6,843      $         -
        Asset sales receivable                                  $       1,496      $         -
        Net asset acquisition payable                           $         303      $         -


         See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position of Tipperary Corporation and its subsidiaries (the "Company") at September 30, 2001, and the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd ("TOGA"), and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures. All intercompany balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB(A) for the transition period ended December 31, 2000. These financial statements should be read in conjunction with the Form 10-KSB(A).

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

Liquidity and Operations
------------------------

As indicated in prior reports filed with the United States Securities and Exchange Commission ("SEC"), the Company does not have sufficient operating cash flows to support its near term capital needs and overhead because it is experiencing reduced cash flows as a result of the sale of most of its U.S. oil and gas production in fiscal 2000. In order to meet its capital needs, the Company is conducting a rights offering to its stockholders in order to raise up to $30 million. The rights offering is being made pursuant to a registration statement declared effective by the SEC on October 24, 2001 (SEC File No. 333-59052). The Company's stockholders have been granted rights under this offering to purchase one share of common stock for every 1.551 shares of stock held on October 24, 2001, at a price of $1.85 per share. The Company's majority (52.6%) stockholder, Slough Estates USA, Inc. ("Slough"), has indicated that it is willing to invest up to $20 million in the rights offering, of which $15 million of net proceeds will be used to pay debt owed to Slough. The rights offering has an expiration date of November 30, 2001. In the event that the rights offering does not generate sufficient capital, the Company anticipates it will also evaluate various financing alternatives, including additional debt and equity financing, as well as asset sales.

NOTE 2 - RELATED PARTY TRANSACTIONS AND DEBT

At September 30, 2001, the Company had a corporate loan of $15,000,000 due Slough. The balance of this loan at December 31, 2000 was $7,500,000. The Company issued Slough a note for $15 million in August 2001 that has the same terms as the $7.5 million note. The note has a maturity date of March 31, 2003, and interest is due quarterly at the 90-day London Interbank Offered Rate plus 3.5% (6.09% at September 30, 2001). The Company intends to repay this $15,000,000 loan with a portion of the proceeds from its rights offering discussed above.

Slough has also advanced TOGA $2.5 million for the purchase of a drilling rig which TOGA has leased to an unaffiliated drilling contractor in Australia. This loan bears interest at a fixed rate of 10% per annum. Payments are due monthly for all rents TOGA receives from the drilling contractor and for accrued interest on the balance of the loan. The Company recorded a current liability as of September 30, 2001 for $155,000 of the loan balance based on current rents receivable from the drilling contractor.

Related party debt due Slough at December 31, 2000, included the aforementioned corporate loan of $7,500,000 as well as a project-financing loan with a balance of $4,407,000 bearing interest at 10% per annum. In February 2001, the Company repaid the project-financing loan using the initial proceeds of its financing with TCW Asset Management Company ("TCW") discussed in Note 3. Further, in early 2001, the Company issued Slough shares of TOGA's stock valued at $1,074,000 in exchange for Slough's contractual payment right to a portion of the Company's revenues from the Comet Ridge project in Queensland, Australia.

NOTE 3 - LONG-TERM DEBT - UNRELATED PARTY

On April 28, 2000, the Company entered into a credit agreement with TCW ("Credit Agreement") that provides a borrowing facility of up to $17 million to be funded on or before December 31, 2001 upon the satisfaction of certain conditions. The obligation to repay the advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. The Company must also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to the Company at the net present value of the royalty interest's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. The Company also has the right to purchase the royalty interest from TCW, when the loan has been repaid in full and TCW has received a 15% internal rate of return on its investment, for the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments are due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payment begins in March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006.

In February 2001, the parties to the Credit Agreement executed an amended and restated agreement and the Company received an initial loan advance of $7.5 million. Proceeds from this initial advance were used to repay the $4,407,000 project-financing loan relating to the Comet Ridge project in Queensland, Australia, due to Slough and pay $1.5 million in initial costs of an additional 20-well drilling program on the Comet Ridge project, with the balance provided as working capital for lender-approved purposes. Upon the receipt of this initial funding, the Company recorded deferred financing costs of approximately $6.8 million, which is the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs at September 30, 2001 also include approximately $966,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

The Company received additional loan advances under the Credit Agreement of $1.0 million in May 2001 and $1.5 million in September 2001, bringing the total loan balance to $10 million as of September 30, 2001. In October 2001, the Company borrowed an additional $1.0 million under the Credit Agreement. Of the total of $11 million currently due TCW, the Company has used $5 million to fund advances to the operator of the Comet Ridge project for the 20-well drilling program. The operator has drilled eight wells under the program and is constructing a connecting pipeline that will transport gas that is currently being flared as well as gas produced from the remaining wells to be drilled in the 20-well drilling program. Of the $7.0 million remaining under the credit facility at September 30, 2001, about $2.6 million may be available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling expenditures. The Company expects to obtain the remaining $2.6 million advance for costs related to the 20-well drilling program prior to December 31, 2001, which is the expiration date for obtaining advances under the Credit Agreement.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                          Three months ended           Nine months ended
                                                             September 30,               September 30,
                                                         ---------------------       ---------------------
                                                           2001          2000          2001          2000
                                                         -------       -------       -------       -------
Numerator:
 Net income (loss)                                       $(1,590)      $(1,449)      $(4,582)      $   349
 Less: preferred stock dividends                               -             -             -             -
                                                         -------       -------       -------       -------
 Net income (loss) available for common stockholders     $(1,590)      $(1,449)      $(4,582)      $   349
                                                         =======       =======       =======       =======

Denominator:
 Weighted average shares outstanding                      25,148        24,401        24,725        23,119
 Effect of dilutive securities:
  Assumed conversion of dilutive options                       -             -             -           868
                                                         -------       -------       -------       -------
  Weighted average shares and dilutive potential
   common shares                                          25,148        24,401        24,725        23,987
                                                         =======       =======       =======       =======

Basic earnings (loss) per share                          $  (.06)      $  (.06)      $  (.19)      $   .02
                                                         =======       =======       =======       =======

Diluted earnings (loss) per share                        $  (.06)      $  (.06)      $  (.19)      $   .01
                                                         =======       =======       =======       =======

Potentially dilutive common stock from the exercise
  of options and warrants not included in EPS
  that would have been antidilutive                          236         1,198           712             -
                                                         =======       =======       =======       =======
Total common stock and warrants which could
  potentially dilute basic EPS in future periods           3,517         3,426         3,517         3,426
                                                         =======       =======       =======       =======

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is a plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star
-----------------------------------------------------------------------------
Petroleum Company, Cause No. CV42,265, in the District Court of Midland County,
-----------------
Texas involving the Comet Ridge project. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company ("Tri-Star"), were also joined as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. The remedies sought by the Company include a declaratory judgment that Tri-Star has been removed as operator under the operating agreement, that TOGA is the duly elected successor operator, an accounting of all monies paid to and expended by Tri-Star under the operating agreement and imposition of a constructive trust upon proceeds from operations. The Company also seeks money damages for breaches of the operating agreement, for breaches of a May 2, 1996 mediation agreement between the parties, and for fraud, breach of fiduciary duties, negligence, gross negligence and willful misconduct. The Company has not yet quantified its claim for compensatory or exemplary damages. Tri-Star has answered the amended petition, and is seeking money damages for alleged breaches of the operating agreement, alleged breaches of the May 2, 1996 mediation agreement between the parties, alleged tortious interference, commercial disparagement and unjust enrichment. In addition, Tri-Star has pleaded for foreclosure of an operator's lien and alternatively for forfeiture of undeveloped acreage. On February 8, 2001, the court enjoined Tri-Star from asserting acreage forfeiture claims based upon facts up to that date. The Company believes that Tri-Star's allegations are groundless. The Texas Supreme Court denied Tri-Star's Petition for writ of Mandamus (filed in connection with its motion to compel arbitration of audit disputes for years subsequent to 1995), but no date is presently set for an evidentiary hearing to determine the enforceability of the alleged arbitration provision in the May 2, 1996 Mediation Agreement. An evidentiary hearing on the Company's Application for a Temporary Injunction restraining Tri-Star from continuing to serve as operator and requiring it to take all steps necessary for TOGA to assume operations is presently scheduled to begin on December 11, 2001. The case is set for trial in April 2002. As Tri-Star has not yet specified money damages to be sought at trial, it is not possible to predict a potential material effect of the litigation on the Company.

In 1997, the Company filed a complaint along with several other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in
-----------------------------------------------------
the Southwest Judicial District of North Dakota. The plaintiffs include major integrated oil companies and agricultural cooperatives, as well as independent oil and gas producers such as the Company. The plaintiffs brought the action against the defendants for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerns the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerns the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. After the complaint was answered, both the plaintiffs and the defendants moved for summary judgment on certain issues. On July 3 and October 4, 2000, and on March 2, 2001, the trial court entered two orders and a judgment deciding the issues in the case. The plaintiffs prevailed on some issues, and the defendants prevailed on other issues. The plaintiffs filed a Notice of Appeal on May 4, 2001.

NOTE 6 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations by geographic area is shown below (in thousands):

                                           United
                                           States    Australia      Total
                                           ------    ---------     -------

Three months ended September 30, 2001
  Revenues                                 $  133    $     748     $   881

Three months ended September 30, 2000
  Revenues                                 $  343    $     535     $   878

Nine months ended September 30, 2001
  Revenues                                 $  616    $   1,906     $ 2,522
  Property, plant and equipment, net       $6,681    $  43,197     $49,878

Nine months ended September 30, 2000
  Revenues                                 $4,094    $   1,611     $ 5,705
  Property, plant and equipment, net       $4,434    $  37,771     $42,205


NOTE 7 - ISSUANCE OF COMMON SHARES FOR ACQUISITION OF ADDITIONAL INTERESTS IN COMET RIDGE PROJECT

During the nine months ended September 2001, the Company increased its interest in the Comet Ridge project from 62.25% to 65%. In June 2001, the Company acquired a 2.5% capital-bearing interest for $1,688,000. The purchase price was paid to the seller with the issuance of 675,000 shares of the Company's restricted common stock with a value of $2.50 per share on the date the transaction closed. The Company acquired an additional .25% interest in the Comet Ridge project for approximately $169,000 in cash during August 2001, bringing the Company's total capital-bearing interest to 65%.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the world economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC filings of the Company, particularly its Form 10-KSB(A) for the transition period ended December 31, 2000, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

Overview

The Company is principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalbed methane properties, with its major producing property located in Queensland, Australia. The Company also holds exploration permits in Queensland and is involved in coalbed methane exploration in the United States through projects in the Hanna Basin of Wyoming and in western Colorado. The Company seeks to increase its natural gas reserves through exploration and development projects and possibly through the acquisition of producing properties.

The Company's 90%-owned Australian subsidiary owns a 65% non-operating, undivided interest in the Company's primary producing property located in Queensland, Australia (the "Comet Ridge project"). The project covers approximately 964,000 acres in the Bowen Basin and consists of Authority to Prospect ("ATP") 526 covering approximately 686,000 acres and five petroleum leases that cover approximately 278,000 acres. The Queensland government recently renewed the ATP for a term of four years ending October 31, 2004. The renewal was granted with expenditure requirements over the four-year term of approximately US$8 million or approximately US$5.1 million net to the Company's interest.

As of October 31, 2001, the Company has drilled 44 wells on the Comet Ridge project of which 17 are connected to a gas pipeline, 17 are either being dewatered or are shut in pending connection and 10 wells are in various stages of completion. Production from the wells currently totals about 18 million cubic feet ("MMcf") of gas per day, of which approximately 11 MMcf per day of gas is being sold. The gas not being sold is either being flared at the wellhead (5.4 MMcf per day) or used in gas compression (1.6 MMcf per day). The gas production being flared is from wells that are not yet connected to the gathering system. An additional pipeline to the compressor station is currently being completed. This pipeline and additional gathering lines will bring most of this gas into the sales system in the near term. The Company's share of the current sales is approximately 7 MMcf per day. When these additional producing wells are connected, the gathering system Company's share of total sales should be approximately 10 MMcf per day.

The Company recently entered into a gas sales agreement to supply, upon the satisfaction of certain conditions, up to 260 Bcf of gas to Queensland Fertilizer Assets Limited ("QFAL"). The 20-year term of this agreement starts in 2004 and would be in addition to the Company's current sales under the two existing five-year contracts with ENERGEX, which together extend through May 2005. The QFAL agreement is discussed below under Financial Condition, Liquidity and Capital Resources.

To date, the operator has drilled eight of the wells included in the Company's 20-well drilling program. Production from one of the wells is being sold and volumes from five of the wells are being flared pending connection to the gathering system. The remaining two wells are awaiting production equipment.

In addition to the interest in the Comet Ridge property, TOGA holds a 100% interest in other exploration permits granted to TOGA by the Queensland government. These permits cover a total of approximately 1.5 million acres comprising ATPs 655, 675 and 690, which have initial terms expiring on October 31, 2003, February 29, 2004 and November 30, 2004, respectively. TOGA has drilled a total of four exploratory wells on two of these ATPs. Three wells are being tested and evaluated and one well has been plugged and abandoned. On June 22, 2001, the Company acquired a 25% interest from an unaffiliated third party in ATP 554 in Queensland (approximately 110,000 acres). This interest was acquired under an agreement whereby TOGA is to serve as operator and drill a test well on the ATP in the near term. Several conditions must be met before the Company can be certain of its commitment, but it currently believes that it will drill this prospect. The Company would bear 33.33% of the costs to drill and complete this test well and estimates its net cost will be approximately US$700,000.

On May 4, 2001, the Company sold a 50% working interest in its Lay Creek project in Moffat County, Colorado to Koch Exploration Company ("Koch"), an unaffiliated third party, and entered into an agreement to jointly conduct exploratory drilling over this area. The Company received approximately $2 million at closing and will be reimbursed for approximately $2 million of its share of costs to drill and complete wells on the project acreage. If the entire reimbursement amount has not been paid within 18 months of the closing (or October, 2002), Koch is obligated to pay the Company the remainder of the $2 million in cash. The Lay Creek project currently covers various leasehold interests over an area of approximately 74,000 acres. Two exploratory coalbed methane wells have been drilled and completed on this acreage and production testing has recently begun. The Company and Koch are committed to drill three additional wells by June 17, 2002.

Under the full cost method of accounting, no gain or loss was recognized on the sale of the 50% working interest in the Lay Creek acreage. The Company has established a long-term receivable account to record approximately $2 million to be received from Koch for reimbursement of Lay Creek drilling costs discussed previously. The long-term receivable was reduced during the third quarter by approximately $480,000 for costs to drill the two wells leaving a balance as of September 30, 2001, of $1,496,000 due the Company on or before October 4, 2002.

In July 2001, the Company entered into an agreement with Williams Production RMT Company (fka Barrett Resources), the operator of the Hanna Basin coalbed methane project in Wyoming, to transfer a portion of the Company's interest in the project to Williams. The agreement provides that Williams will pay 100% of the costs to drill and complete five additional test wells on the project. Upon completion of these wells, the Company will assign Williams a net 29% working interest and retain a net 20% working interest in the project. Two of the five test wells have been drilled and the Company expects the remaining three test wells to be drilled mid-2002. While the assignment of the 29% working interest is pending completion of the five test wells, the Company's share of lease operating expenses has already been reduced to 20%.

On the Company's West Buna property in east Texas, two development wells have been drilled since June 2001. Both wells are producing gas and the Company expects them to add approximately 300 Mcf of daily production net to the Company's interest. The Company is currently participating in a workover of another well in the West Buna field in an attempt to improve production rates.

Financial Condition, Liquidity and Capital Resources

The Company's primary sources of liquidity during the past few years have been from debt and equity financing and sales of producing properties. The Company has used these funds to pay off outstanding bank debt and for exploration and development operations including the acquisition of additional interests in the Comet Ridge project. Remaining funds were invested in domestic properties, most notably in the Hanna Basin coalbed methane project and in undeveloped oil and gas leasehold interests in Colorado.

As indicated in prior reports filed with the SEC, the Company does not have sufficient operating cash flows to support its near term capital needs and overhead because it elected to sell most of its U.S. oil and gas production in fiscal 2000. This decision was made in order to reduce debt and focus on coalbed methane exploration. In order to meet its capital needs, the Company is conducting a rights offering to its stockholders designed to raise up to $30 million. The rights offering is being made pursuant to a registration statement declared effective by the SEC on October 24, 2001 (SEC File No. 333-59052). The Company's stockholders have been granted rights under this offering to purchase one share of common stock for every 1.551 shares of stock held on October 24, 2001, at a price of $1.85 per share. The Company's majority (52.6%) stockholder, Slough Estates USA, Inc. ("Slough"), has indicated that it is willing to invest up to $20 million in the rights offering, of which $15 million of net proceeds will be used to pay debt owed to Slough. In the event that the rights offering does not generate sufficient capital, the Company anticipates it will also evaluate other various financing alternatives, including additional debt and equity financing, as well as asset sales. The Company has recently sold interests in domestic exploration prospects and will continue to seek partners in new and existing prospects.

Recent and planned development drilling on the Comet Ridge project and on the West Buna property in East Texas is expected to result in increased gas sales, which will improve cash flow in the near term as well as longer term. The Company is encouraged by developments with respect to agreements for future sales of its gas from the Comet Ridge project. In late September, the Company entered into a contract with Queensland Fertilizer Assets Ltd ("QFAL") of Queensland, Australia, which provides that the Company sell up to 260 billion cubic feet of gas to QFAL over 20 years. The gas is to be consumed by a fertilizer plant QFAL intends to construct in southeastern Queensland. Construction of the plant is expected to take approximately two years and would begin approximately six months after QFAL obtains project financing for the plant and governmental approvals, both of which cannot be assured. The Company has offered each participant in the Comet Ridge project a pro-rata portion of the sales under the QFAL contract. Based upon elections received to date and the level of participation in the two existing ENERGEX contracts (in which the Company participates 100% and 84%, respectively), the Company expects to sell most of the contract volumes.

The Company had unrestricted cash and temporary investments of $2,136,000 as of September 30, 2001, compared to $1,579,000 as of December 31, 2000. At September 30, 2001, the Company had working capital of $4,191,000 compared to working capital of $2,256,000 as of December 31, 2000. Working capital includes restricted cash of $1,670,000 as of September 30, 2001 and $1,459,000 as of December 31, 2000. The restricted cash as of September 30, 2001 includes cash in collateral accounts maintained in connection with TCW financing, the use of which is restricted to disbursements made either to TCW or as otherwise approved by TCW. The restricted cash at December 31, 2000 related to a letter of credit securing the purchase of a drilling rig discussed below. During the nine months ended September 30, 2001, cash flows were provided by debt financing and oil and gas property sales. These proceeds were used to fund capital expenditures and operating activities.

Net cash used by operating activities was $3,877,000 during the three months ended September 30, 2001 compared to $2,119,000 of cash used during the same period last year. The need to use cash for operations in both periods resulted from the sale of most of the Company's U.S. oil and gas properties as of June 30, 2000.

During the nine months ended September 30, 2001, the Company had net receipts of $14,430,000 from financing, which included borrowings of $10,000,000 from TCW and $10,000,000 from Slough, and a $4,407,000 project-financing loan repayment to Slough. Capital expenditures of $12,308,000 included $2,563,000 for the purchase of a drilling rig which has been leased to a drilling contractor in Queensland, Australia (discussed below), $4,779,000 for drilling costs in the Comet Ridge project, $531,000 for drilling costs on other ATP's in Australia, $1,074,000 for drilling costs in the Hanna Basin project and $367,000 for drilling costs in the West Buna field. The Company's share of costs to drilling two wells in the Lay Creek project was $475,000. Of this increase in the full cost pool, $192,000 is included in capital expenditures and $283,000 is included in payables as of September 30, 2001. The Company also incurred $2,214,000 in capital costs related to Colorado leasehold acreage acquisitions. During the nine months ended September 2001, the Company increased its interest in the Comet Ridge coalbed methane project in Queensland Australia from 62.25% to 65%. In June 2001, the Company acquired a 2.5% capital-bearing interest for $1,688,000. The purchase price was paid to the seller with the issuance of 675,000 shares of the Company's restricted common stock with a value of $2.50 per share on the date the transaction closed. The Company acquired an additional
 .25% interest in the Comet Ridge project for approximately $169,000 in cash during August 2001. Proceeds of $2,340,000 from asset sales during the nine months ended September 30, 2001 were from the sale to Koch of a 50% interest in the Lay Creek project in Colorado. The Company received approximately $2 million from Koch at closing and has received or billed $480,000 for costs related to the wells recently drilled at Lay Creek. Approximately $1.5 million, currently shown as long-term receivables, must be paid to the Company by Koch through the reimbursement of drilling costs or in cash on or before October 4, 2002.

During the nine months ended September 30, 2000, the Company 's $7,929,000 investment in property plant and equipment, included the acquisition of additional interests totaling 6.5% in the Comet Ridge project for approximately $3.3 million in cash and 1,463,328 shares of the Company's common stock. Additionally, the Company had capital expenditures of approximately $4.0 million in drilling and development costs in the Comet Ridge project during the nine months ended September 30, 2001. The Company received approximately $16,600,000 from the sale of domestic properties during this nine-month period. Net cash used by financing activities was $5,949,000 and included $2,415,000 received from the sale of stock and issuance of warrants in connection with financing arrangements with two individual investors. These equity proceeds were used to partially fund the aforementioned acquisition of additional interests in the Comet Ridge project. With the proceeds from the sale of domestic properties the Company made principal payments of approximately $7,978,000 to retire long-term debt.

At December 31, 2000, the Company owed Slough $11,907,000, consisting of a corporate loan of $7,500,000 and a project-financing loan of $4,407,000, which was used to finance the Company's share of an eight-well drilling program on the Comet Ridge project during fiscal 1999 and fiscal 2000. The Company repaid the project-financing loan in February 2001, using the initial proceeds under the loan facility with TCW discussed below. Since December 31, 2000, the Company has borrowed an additional $7.5 million from Slough, increasing the amount owed to Slough to $15 million as of September 30, 2001. The promissory note for $15 million matures March 31, 2003 and bears interest at the 90-day London Interbank Offered Rate plus 3.5%. The interest rate was 6.09% at September 30, 2001. The Company expects to repay this $15 million loan with a portion of the proceeds from the rights offering discussed above.

In February 2001, the Company received an initial loan advance of $7.5 million under a $17 million borrowing facility with TCW. Proceeds from this initial advance were used to repay Slough for the Comet Ridge project-financing loan of $4,407,000, pay $1.5 million in initial costs of the 20-well drilling program on the Comet Ridge project and pay approximately $240,000 of expenses related to the financing. The balance of $1,354,000 was deposited into a collateral account as restricted working capital to be used for lender-approved purposes. Upon the receipt of this initial funding, the Company recorded deferred financing costs of $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs at June 30, 2001 also include approximately $966,000 of costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

In May and September 2001, the Company received from TCW additional loan advances of $1.0 million and $1.5 million, respectively, to fund drilling costs related to the 20-well drilling program. Of the $7.0 million remaining under the credit facility, about $2.6 million is available to finance the Company's share of additional costs for the 20-well drilling program and the remainder may be used for other lender-approved drilling projects. The Company borrowed $1.0 million in October and expects to obtain the remaining $1.6 million advance prior to December 31, 2001, the expiration date for obtaining advances under the loan agreement with TCW.

The Company proposed the 20-well drilling program to the other owners in July 2000 and estimated the cost at approximately $10 million. The Company subsequently received Authorities for Expenditure ("AFEs") from the operator with estimated costs of $15 million. If the operator is unable to complete the project at the Company's estimated costs, the Company will have to obtain capital to fund its share of the $5 million difference, or almost $3.1 million. The Company intends to use proceeds from its rights offering to fund any costs above its estimates. The wells in the 20-well drilling program to date have been drilled and completed at an average cost of $740,000, which is slightly higher than the operator's estimated costs per well.

The obligation to repay the TCW advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. The Company must also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to the Company at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. The Company has the right to purchase the interest from TCW, when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment, at the net present value of the royalty's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments on the TCW financing will be due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payment begins March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006.

In January 2001, TOGA acquired and thereafter leased a drilling rig to an unaffiliated drilling contractor in Queensland, Australia ("Lessee"). The terms of the lease agreement provide that the Lessee will use the rig to drill on the Comet Ridge project and/or TOGA's ATPs. To the extent the rig is not being used for TOGA's drilling activities, it may, with TOGA's consent, be used by the Lessee to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well on which the rig is used. No interest or finance charge accrues on the lease, but the Company will benefit from reduced costs to drill wells on TOGA's ATPs. The Lessee also received a two-year option to buy the rig and related equipment at TOGA's net cost. This drilling rig was used on the three wells most recently drilled in the 20-well drilling program on the Comet Ridge project. The Company as well as other participants in the Comet Ridge project have benefited from reduced drilling costs with the use of this rig. The Company has recorded a receivable of $75,000 for rent due from the lessee as of September 30, 2001.

In January 2001, Slough advanced the Company $2,500,000 to finance the purchase of the drilling rig. This loan bears interest at a rate of 10% per annum. Payments are due monthly for all rents TOGA receives from the drilling contractor during the month and for accrued interest on the balance of the loan. As of September 30, 2001, the current portion of this loan was $155,000 which includes $75,000 of rent due from the lessee on that date and $80,000 of rent estimated to be due the Company in the near term.

Results of Operations - Comparison of the Three Months Ended September 30, 2001 and 2000

The Company incurred a net loss of $1,590,000 for the three months ended September 30, 2001, compared to a net loss of $1,449,000 for the three months ended September 30, 2000. The net loss in both periods is attributable to reduced revenues due to the sale of most of the Company's producing properties in the U.S. during 2000. The table below provides a comparison of operations for the three months ended September 30, 2001 with those of the prior year's quarter.

                                                                    Three Months Ended
                                                             September 30        September 30      Increase           % Increase
                                                                 2001               2000          (Decrease)         (% Decrease)
                                                             ------------        ------------     ----------         ------------
Worldwide operations:

Operating Revenue                                             $  881,000         $  878,000        $   3,000               0%
Gas Volumes (Mcf)                                                689,000            478,000          211,000              44%
Oil Volumes (Bbls)                                                 2,600              8,000           (5,400)            (68%)
Average Gas Price per Mcf                                     $     1.19         $     1.37        $   (0.18)            (13%)
Average Oil Price per Bbl                                     $    24.10         $    27.97        $   (3.87)            (14%)
Operating Expense                                             $  500,000         $  456,000        $  44,000              10%
Average Lifting Cost per Mcf Equivalent ("Mcfe")              $     0.81         $     0.90        $   (0.09)            (10%)
General and Administrative                                    $1,029,000         $1,100,000        $ (71,000)             (6%)
Depreciation, Depletion and Amortization ("DD&A")             $  242,000         $  220,000        $  22,000              10%
DD&A Rate per Mcfe volumes sold                               $     0.34         $     0.42        $   (0.07)            (18%)
Interest Expense                                              $  810,000         $  312,000        $ 498,000             160%
Income tax expense (benefit)                                  $        -         $ (340,000)       $ 340,000             100%

Domestic operations:

 Operating Revenue                                            $  133,000         $  343,000        $(210,000)            (63%)
 Gas Volumes (Mcf)                                                23,000             34,000          (11,000)            (32%)
 Oil Volumes (Bbls)                                                2,600              8,000           (5,400)            (68%)
 Average Gas Price per Mcf                                    $     3.06         $     3.51        $   (0.45)            (13%)
 Average Oil Price per Bbl                                    $    24.10         $    27.97        $   (3.87)            (14%)
 Operating Expense                                            $  132,000         $   65,000        $  67,000             103%
 Average Lifting Cost per Mcfe                                $     3.42         $     0.79        $    2.63             331%
 DD&A                                                         $   51,000         $   75,000        $ (24,000)            (32%)
 DD&A rate per Mcfe volumes sold                              $     1.32         $     0.91        $    0.41              44%

Australia operations:

 Operating Revenue                                            $  748,000         $  535,000        $ 213,000              40%
 Gas Volumes (Mcf)                                               666,000            444,000          222,000              50%
 Average Gas Price per Mcf                                    $     1.12         $     1.20        $   (0.08)             (7%)
 Operating Expense                                            $  368,000         $  391,000        $ (23,000)             (6%)
 Average Lifting Cost per Mcf                                 $     0.55         $     0.88        $   (0.33)            (37%)
 DD&A                                                         $  191,000         $  145,000        $  46,000              32%
 DD&A rate per Mcf volumes sold                               $     0.29         $     0.33        $   (0.04)            (12%)

As the Company's sale of producing properties was substantially complete by June 30, 2000, the comparison of the three months ended September 30, 2001 to the prior year period provides a comparison of production from existing oil and gas properties.

Domestic oil and gas volumes experienced significant declines due to normal production declines and poor performance from several wells in the West Buna field. The Company is participating in the workover of one of these wells in an effort to improve the well's production. The Company has participated in drilling two wells which are expected to add approximately 300 Mcf to the Company's domestic daily production during the fourth quarter of 2001. The Company may elect to participate in future drilling or workovers in an effort to improve West Buna field production. Domestic revenues were also impacted by a 14% and 13% decrease in oil and gas prices, respectively. Operating expense and lifting cost per Mcfe was significantly higher for the Company's domestic operations as approximately $97,000 was attributable to wells being tested on the Company's Hanna Basin acreage. Operating expenses were first incurred on the Company's Hanna Basin acreage in December of 2000. Without these Hanna Basin expenses operating expenses would have decreased by $30,000 rather than increasing by $67,000. Operating expenses and lifting costs per Mcfe were also increased by non-recurring workover expenses in the West Buna field totaling $25,000. Domestic DD&A costs decreased significantly due to sales volume reductions discussed previously.

Australian gas volumes increased by 50% due to development drilling and increased gas volumes from existing wells. Operating revenue increased less than did gas volumes in Australia as the average reported gas price decreased by 7% due to lower exchange rates. Operating expense in Australia decreased by 6% as the Company benefited from lower then expected fuel costs. Australian DD&A costs increased consistently with increases reported in sales volumes; however, the DD&A rate per Mcf decreased. The DD&A rate improved because sales volumes increased proportionately faster than did total volumes produced, which are used to calculate DD&A.

Interest expense increased $498,000 primarily as a result of approximately $400,000 in expenses associated with the amortization of deferred loan costs associated with the TCW Credit agreement. The Company capitalized approximately $60,000 of interest expense and interest expense increased by an additional $158,000 due to increasing debt balances.

The income tax benefit in the quarter ended September 30, 2000 was due to the reversal of the current income tax expense in prior quarters.

Results of Operations - Comparison of the Nine Months Ended September 30, 2001 and 2000

The Company incurred a net loss of $4,582,000 for the nine months ended September 30, 2001, compared to net income of $349,000 for the nine months ended September 30, 2000. Net income during the prior year period included a gain of $4,837,000 associated with the sale of most of the Company's domestic producing properties. The loss reported for the first nine months of calendar 2001 resulted primarily from the loss of revenue from these properties. The table below provides a comparison of operations for the nine months ended September 30, 2001 with those of the prior year's nine months.

                                                          Nine Months Ended
                                                    September 30      September 30         Increase             % Increase
                                                        2001               2000           (Decrease)           (% Decrease)
                                                    ------------      -------------   -------------------    -----------------
Worldwide operations:
Operating Revenue                                     $2,522,000         $5,705,000          $ (3,183,000)                 (56%)
Gas Volumes (Mcf)                                      1,780,000          1,722,000                58,000                    3%
Oil Volumes (Bbls)                                         9,700            109,000               (99,300)                 (91%)
Average Gas Price per Mcf                             $     1.27         $     1.72          $      (0.44)                 (26%)
Average Oil Price per Bbl                             $    26.88         $    25.24          $       1.64                    6%
Operating Expense                                     $1,618,000         $2,904,000          $ (1,286,000)                 (44%)
Average Lifting Cost per Mcf Equivalent ("Mcfe")      $     0.88         $     1.22          $      (0.34)                 (28%)
General and Administrative                            $3,073,000         $3,063,000          $     10,000                    0%
Depreciation, Depletion and Amortization ("DD&A")     $  667,000         $1,229,000          $   (562,000)                 (46%)
DD&A Rate per Mcfe volumes sold                       $     0.36         $     0.52          $      (0.15)                 (30%)
Interest Expense                                      $2,053,000         $1,118,000          $    935,000                   84%
Income tax expense (benefit)                          $   (1,000)        $1,573,000          $ (1,574,000)                (100%)

                                                               Nine Months Ended
                                                        September 30      September 30          Increase             % Increase
                                                           2001              2000              (Decrease)           (% Decrease)
                                                      ---------------   ---------------   -------------------    -----------------
Domestic operations:
 Operating Revenue                                         $  616,000        $4,094,000          $ (3,478,000)                 (85%)
 Gas Volumes (Mcf)                                             68,000           432,000              (364,000)                 (84%)
 Oil Volumes (Bbls)                                             9,700           109,000               (99,300)                 (91%)
 Average Gas Price per Mcf                                 $     5.22        $     3.11          $       2.12                   68%
 Average Oil Price per Bbl                                 $    26.88        $    25.24          $       1.64                    6%
 Operating Expense                                         $  434,000        $1,838,000          $ (1,404,000)                 (76%)
 Average Lifting Cost per Mcfe                             $     3.44        $     1.69          $       1.75                  103%
 DD&A                                                      $  153,000        $  721,000          $   (568,000)                 (79%)
 DD&A rate per Mcfe volumes sold                           $     1.21        $     0.66          $       0.55                   83%

Australia operations:
 Operating Revenue                                         $1,906,000        $1,611,000          $    295,000                   18%
 Gas Volumes (Mcf)                                          1,712,000         1,290,000               422,000                   33%
 Average Gas Price per Mcf                                 $     1.11        $     1.25          $      (0.14)                 (11%)
 Operating Expense                                         $1,184,000        $1,066,000          $    118,000                   11%
 Average Lifting Cost per Mcf                              $     0.69        $     0.83          $      (0.13)                 (16%)
 DD&A                                                      $  514,000        $  508,000          $      6,000                    1%
 DD&A rate per Mcf volumes sold                            $     0.30        $     0.39          $      (0.09)                 (24%)

Domestic oil and gas volumes decreased primarily due to the aforementioned sale of oil and gas properties that was substantially complete by June 30, 2000. Domestic revenues otherwise benefited from a 6% and 68% increase in oil and gas prices, respectively. Operating expense was significantly lower for domestic operations due to the sale of oil and gas properties. However, the average lifting cost per Mcfe increased because of approximately $293,000 in costs associated with wells currently being tested on the Hanna Basin acreage for which there were no associated sales volumes. Operating expenses were first incurred on the Hanna Basin acreage in December of 2000. Without these Hanna Basin expenses operating expenses would have decreased by $1,697,000 and lifting costs for the nine months ended September 30, 2001 would have been $1.10 per Mcfe. Domestic DD&A costs decreased significantly due to sales volume decreases discussed previously.

Australian gas volumes increased by 33% due to production from new wells drilled in 2001 and to an increased rate of production from wells drilled in prior years. Operating revenue in Australia increased less than did gas volumes because of lower foreign exchange rates during the 2001 period. Operating expenses in Australia experienced increases of 11% due to the increase in the number of wells. The average increase in volumes caused a 16% decrease in average lifting cost per Mcf. Australian DD&A costs were essentially flat; however, the DD&A rate per Mcf decreased because of increasing reserve volumes and because sales volumes increased proportionately faster than did total volumes produced, which are used to calculate DD&A.

Interest expense increased $935,000 primarily as a result of approximately $910,000 in expense associated with the amortization of deferred loan costs associated with the TCW credit agreement. During the nine months ended September 30, 2001, the Company also capitalized approximately $201,000 of interest expense and interest expense increased by an additional $226,000 due to increasing debt balances.

The income tax expense of $1,573,000 for the nine months ended September 30, 2000 resulted from the realization of the Company's deferred tax asset.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
------

          See Note 5 to the Consolidated Financial Statements under Part I -
          Item 1.

Item 2.   Changes in Securities and Use of Proceeds
------

          In June 2001, the Company issued restricted common stock to an unaffiliated third party for the acquisition of an additional 2.5% capital-bearing interest in the Comet Ridge coalbed methane project in Queensland, Australia. The purchase price of $1,688,000 was paid to the seller with the issuance of 675,000 shares, which had a value of $2.50 per share on the date the transaction closed.

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

               Filed in Part II

                  4.72 Promissory Note dated August 20, 2001, in the amount of $15,000,000 issued by the Registrant to Slough Estates USA Inc., filed as Exhibit 4.72 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.

                  4.73 First Amendment to Security Agreement dated August 20, 2001, between the Registrant and Slough Estates USA Inc., filed as Exhibit 4.73 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.

                  10.80 Purchase and Sale Agreement dated May 4, 2001, by and between Tipperary Oil & Gas Corporation and Koch Exploration Company, filed as Exhibit 10.80 to Form S-3, SEC File No. 333-59052, filed with the Commission on July 26, 2001, and incorporated herein by reference.

                  10.81 Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062
                           294) as Buyer, dated September 28, 2001, filed as
                           Exhibit 10.81 to Form 8-K filed with the Commission on October

                           18, 2001, and incorporated herein by reference.

                  10.82 Employment Agreement dated September 18, 2001 between Registrant and David L. Bradshaw, filed as Exhibit
                           10.82 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.

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


                              Tipperary Corporation
                              --------------------------------------------------
                              Registrant



Date:  November 14, 2001      By:    /s/ David L. Bradshaw
                                     -------------------------------------------
                                     David L. Bradshaw, President, Chief
                                     Executive Officer and Chairman of the
                                     Board of Directors



Date:  November 14, 2001      By:    /s/ Lisa S. Wilson
                                     -------------------------------------------
                                     Lisa S. Wilson, Chief Financial Officer and
                                     Principal Accounting Officer