Form 10QSB
period 2002-03-31
TIPPERARY CORP
filed 2002-05-15
CIK 98410

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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


                                 (303) 293-9379
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding  at May 14, 2002
----------------------------                   ----------------------------
Common Stock, $.02 par value                        38,971,489 shares

                     TIPPERARY CORPORATION AND SUBSIDIARIES

                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Financial Statements

                  Consolidated Balance Sheet
                  March 31, 2002 and December 31, 2001                       1

                  Consolidated Statement of Operations
                  Three months ended March 31, 2002 and 2001                 2

                  Consolidated Statement of Cash Flows
                  Three months ended March 31, 2002 and 2001                 3

                  Notes to Consolidated Financial Statements               4-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9-14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         15

         Item 2.  Changes in Securities                                     15

         Item 3.  Defaults Upon Senior Securities                           15

         Item 4.  Submission of Matters to a Vote of Security Holders       15

         Item 5.  Other Information                                         15

         Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (in thousands)

                                                                              March 31              December 31
                                                                                2002                    2001
                                                                           ---------------        ---------------
                                                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                $   4,350              $   9,415
     Restricted cash                                                              1,964                  1,312
     Receivables                                                                  1,645                  2,518
     Prepaid drilling costs                                                         358                  2,821
     Other current assets                                                           226                    293
                                                                              ---------              ---------
         Total current assets                                                     8,543                 16,359
                                                                              ---------              ---------
Property, plant and equipment, at cost:
     Oil and gas properties, full cost method                                    77,652                 74,005
     Other property and equipment                                                 3,953                  3,903
                                                                              ---------              ---------
                                                                                 81,605                 77,908

Less accumulated depreciation, depletion and amortization                       (23,911)               (23,486)
                                                                              ---------              ---------
     Property, plant and equipment, net                                          57,694                 54,422
                                                                              ---------              ---------
Deferred loan costs                                                               6,339                  6,726
Other noncurrent assets                                                              20                     20
                                                                              ---------              ---------
                                                                              $  72,596              $  77,527
                                                                              =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                        $   2,473              $   2,231
     Accounts payable                                                               959                  4,022
     Accrued liabilities                                                          1,011                  1,004
     Royalties payable                                                              170                    234
                                                                              ---------              ---------
         Total current liabilities                                                4,613                  7,491
                                                                              ---------              ---------
Long-term debt, net of current portion                                           11,861                 12,183

Commitments and contingencies (Note 5)

Minority interest                                                                   583                    734

Stockholders' equity
     Preferred stock:
         Cumulative, $1.00 par value.  Authorized 10,000,000
              shares; none issued                                                     -                      -
         Non-cumulative, $1.00 par value.  Authorized
              10,000,000 shares; none issued                                          -                      -
     Common stock; par value $.02; 50,000,000 shares
         authorized; 38,981,087 issued and 38,971,489
         outstanding at March 31, 2002 and December 31, 2001                        780                    780
     Capital in excess of par value                                             149,502                149,499
     Accumulated deficit                                                        (94,718)               (93,135)
     Treasury stock, at cost; 9,598 shares                                          (25)                   (25)
                                                                              ---------              ---------
         Total stockholders' equity                                              55,539                 57,119
                                                                              ---------              ---------
                                                                              $  72,596              $  77,527
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

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                             Three months ended
                                                                  March 31
                                                         --------------------------
                                                           2002             2001
                                                         ---------       ----------
Revenues                                                 $   1,352       $     869
                                                         ---------       ---------
Costs and expenses:
   Operating                                                   592             462
   Depreciation, depletion and amortization                    423             210
   General and administrative                                1,547             977
                                                         ---------       ---------
        Total costs and expenses                             2,562           1,649
                                                         ---------       ---------
Operating loss                                              (1,210)           (780)

Other income (expense):
   Other income                                                 70               -
   Interest income                                              16              47
   Interest expense                                           (632)           (461)
   Foreign currency exchange gain (loss)                        23             (92)
                                                         ---------       ---------
        Total other expense                                   (523)           (506)
                                                         ----------      ---------
Loss before income taxes                                    (1,733)         (1,286)

Income tax expense (benefit)                                     -               -
                                                         ---------       ---------
Net loss before minority interest                           (1,733)         (1,286)

Minority interest in loss of subsidiary                        150              91
                                                         ---------       ---------
Net loss                                                 $  (1,583)      $  (1,195)
                                                         =========       =========
Net loss per share
   Basic and diluted                                     $    (.04)      $    (.05)
                                                         =========       =========
Weighted average shares outstanding
   Basic and diluted                                        38,971          24,473
                                                         =========       =========

          See accompanying notes to consolidated financial statements.

                     TIPPERARY CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                  Three months ended
                                                                                       March 31
                                                                             ---------------------------
                                                                                2002              2001
                                                                             ---------          --------
Cash flows from operating activities:
Net loss                                                                      $ (1,583)         $ (1,195)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation, depletion and amortization                                  423               210
         Amortization of deferred loan costs                                       396               129
         Compensatory warrants granted                                               3                 -
         Minority interest in loss of subsidiary                                  (150)              (91)
         Change in assets and liabilities:
         Decrease in receivables                                                   468               352
         Decrease in other current assets                                        2,530               242
         Decrease in accounts payable and
           accrued liabilities                                                  (3,300)           (1,387)
         (Decrease) increase in royalties payable                                  (64)               35
                                                                              --------          --------
Net cash used in operating activities                                           (1,277)           (1,705)
                                                                              --------          --------

Cash flows from investing activities:
     Proceeds from asset sales                                                     779                 -
     Capital expenditures                                                       (3,835)           (6,192)
                                                                              --------          --------
Net cash used in investing activities                                           (3,056)           (6,192)
                                                                              --------          --------
Cash flows from financing activities:
     Proceeds from borrowings                                                        -            14,500
     Principal repayments                                                          (80)           (4,407)
     Increase in restricted cash                                                  (652)           (1,383)
     Payments for deferred loan costs                                                -              (712)
                                                                              --------          --------
Net cash provided by (used in) financing activities                               (732)            7,998
                                                                              --------          --------
Net increase (decrease) in cash and cash equivalents                            (5,065)              101

Cash and cash equivalents at beginning of period                                 9,415             1,579
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $  4,350          $  1,680
                                                                              ========          ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                             $    501          $    307
         Income taxes                                                         $      -          $      -
     Non-cash investing and financing activities:
         Issuance of stock to acquire assets                                  $      -          $  1,688
         Issuance of subsidiary stock to stockholder in exchange for
           contractual payment rights                                         $      -          $  1,074
         Net decrease in payables for capital expenditures                    $    646          $      -









          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position of Tipperary Corporation and its subsidiaries (the "Company") at March 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd ("TOGA"), and its share of assets, liabilities, revenues and expenses of unincorporated joint ventures. All intercompany balances have been eliminated. The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in its Annual Report on Form 10-KSB for the year ended December 31, 2001. These financial statements should be read in conjunction with the Form 10-KSB.

Impact of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FASB Statements 4 and 64, SFAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS 145 makes several other technical corrections to existing pronouncements that may change accounting practice. The Company has not yet determined whether SFAS 145 will have a material impact on its financial position or results of operations.

In August 2001, FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less selling costs, whether reported in continuing operations or in discontinued operations. SFAS 144 changes the reporting of discontinued operations to include all components of an entity with operations that can be segregated from the rest of the entity and that will be eliminated from the ongoing operations of the entity as a result of a disposal transaction. The Company adopted SFAS 144 effective January 1, 2002; however, because the Company uses the full cost method of accounting, the provisions of Rule 410 in Regulation S-X must be followed in accounting for the Company's oil and gas operations instead of those in SFAS 144.

In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets separately from goodwill. SFAS 142 requires that amortization of goodwill be replaced with an annual impairment test of the goodwill's carrying value. The Company adopted SFAS 141 in July 2001 and adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. The transition adjustment resulting from the adoption of SFAS 143 would be reported as a cumulative effect of a change in accounting principle. The Company will adopt SFAS 143 no later than January 1,

2003. The Company has not yet determined whether SFAS 143 will have a material impact on its financial position or results of operations.

Gas Imbalances

In natural gas production operations, joint owners may sell more or less than the production volumes to which they are entitled based on their revenue ownership interest. The joint operating agreement on the Comet Ridge project includes gas balancing provisions to govern production allocations in this situation. The Company records a natural gas imbalance in other liabilities if its excess takes of natural gas exceed its remaining proved reserves for the property. As of March 31, 2002, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 886,000 Mcf. Based on the average price of $1.16 per Mcf received during 2002 from these sales, this represents $1,028,000 in gas revenues. No liability has been recorded for the excess volumes taken as they do not exceed the Company's share of remaining proved reserves. Under the terms of the gas balancing agreement, the Company may be required to reduce the monthly volumes it delivers by up to 50% in order to enable underproduced parties to take more than their share of the gas and cure the imbalance. If the imbalance were to be corrected over a relatively short term, it would adversely affect revenues and cash flows during that period.

Liquidity and Operations

The Company anticipates that cash on hand, which includes $5 million of additional borrowings from TCW Asset Management Company ("TCW") received in April 2002 (See Note 3), will fund operations and capital expenditures through 2002. In order to fund any capital expenditures in 2002 in excess of these cash resources and to fund capital expenditures beyond 2002, the Company will require alternative sources of capital. The Company intends to seek debt financing for further development of the Comet Ridge project and will continue to seek industry partners in domestic exploration projects. With the sale of interests in its exploration acreage, the Company expects to generate cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

NOTE 2 - RELATED PARTY TRANSACTIONS

Slough Estates USA, Inc. ("Slough"), the Company's largest (63.3%) shareholder, has advanced the Company $2,500,000 for the purchase of a drilling rig which it has leased to an unaffiliated drilling contractor in Australia. This loan bears interest at a fixed rate of 10% per annum and matures on July 31, 2003. Payments are due monthly equal to all rents the Company receives from the drilling contractor and for accrued interest on the balance of the loan. As of March 31, 2002, the balance due on this loan was $2,345,000. The Company has recorded a current liability for $840,000 of the loan balance based on projected rental payments expected from the drilling contractor through March 31, 2003.

NOTE 3 - LONG-TERM DEBT - UNRELATED PARTY

The Company is a party to an amended and restated Credit Agreement with TCW. This Credit Agreement provides a borrowing facility of up to $17 million. The obligation to repay debt is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. The Company must also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to the Company at the net present value of the royalty interest's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. The Company also has the right to purchase the royalty interest from TCW, when the loan has been repaid in full and TCW has received a 15% internal rate of return on its investment, for the net present value of the royalty interest's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments are due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined or a scheduled minimum principal payment. The scheduled minimum principal payments begin in March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006. If the Company fails to make principal payments as required by the Credit Agreement, TCW may require all obligations to be immediately due and payable. The Credit Agreement requires that TOGA maintain working capital of at least $1,000,000.

In February 2001, the Company received an initial loan advance of $7.5 million. Proceeds were used to repay the $4,406,000 project-financing loan relating to the Comet Ridge project in Queensland, Australia due to Slough, and pay $1,500,000 in initial costs of an additional 20-well drilling program on the Comet Ridge project, with the balance provided as working capital for lender-approved purposes. During 2001, the Company received $4.5 million of additional loan advances under the Credit Agreement, bringing the total loan balance to $12 million. In April 2002, the Company borrowed the remaining $5 million under the facility.

Upon the receipt of the initial funding, the Company recorded deferred financing costs of approximately $6,800,000, which was the then present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is being amortized as interest expense over the life of the loan. Deferred loan costs at March 31, 2002 also include approximately $1,196,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands except per share data):


                                                                                Three months ended
                                                                                     March 31
                                                                             ------------------------
                                                                               2002            2001
                                                                             --------       ---------
Numerator:
   Net loss                                                                  $ (1,583)       $ (1,195)

Denominator:
   Weighted average shares outstanding                                         38,971          24,473
   Effect of dilutive securities:
        Assumed conversion of dilutive options                                      -               -
                                                                             --------        --------
        Weighted average shares and dilutive potential
           common shares                                                       38,971          24,473
                                                                             ========        ========
Basic and diluted loss per share                                             $   (.04)       $   (.05)
                                                                             ========        ========
Potentially dilutive common stock from the exercise
        of options and warrants not included in EPS
        that would have been antidilutive                                          50             983
                                                                             ========        ========
Total common stock and warrants which could
        potentially dilute basic EPS in future periods                          3,520           3,513
                                                                             ========        ========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is plaintiff in a lawsuit filed on August 6, 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, Cause No. CV42,265, in the District Court of Midland County, Texas involving the Comet Ridge project. By amended petition filed May 1, 2000, Tipperary Oil & Gas Corporation joined the action as a plaintiff, along with the already-named plaintiffs and two unaffiliated non-operating working interest owners who previously intervened in the action as plaintiffs. James H. Butler, Sr., and James H. Butler, Jr., owners of defendant Tri-Star Petroleum Company, were also named as defendants in the amended petition. The Company and the other plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants have failed to operate the properties in a good and workmanlike manner and have committed various other breaches of a joint operating contract, have breached a previous mediation agreement between the parties, have committed certain breaches of fiduciary and other duties owed to the plaintiffs, and have committed fraud in connection with the project. Tri-Star has answered the amended petition, and on December 22, 2000, Tri-Star filed its first amended counterclaim alleging tortious interference with the contracts, with the authority to prospect covering the project and with contractual relationships with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 8, 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. On March 11, 2002, the court entered a Writ of Temporary Injunction, and an Amended Writ of Temporary Injunction on March 13, 2002, to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA. The orders provided that TOGA take over operations on March 22, 2002. On March 15, 2002, Tri-Star filed a Notice of Accelerated Appeal of the March 11, 2002 Order Granting Injunctive Relief Regarding Removal of Tri-Star Petroleum Company as Operator. The appeal will be heard by the Texas Eighth Court of Appeals in El Paso. The lower court denied Tri-Star's request for a stay of enforcement of the injunctive orders. Tri-Star sought a stay from the Court of Appeals, which was likewise denied. TOGA assumed operation of the Comet Ridge project on March 22, 2002, under the terms of the orders. An evidentiary hearing relating to the May 2, 1996 Mediation Agreement between the parties and the obligation of the parties to arbitrate audit disputes began on April 29, 2002, and a ruling by the trial court is expected in the near term. The pending appeal has delayed the trial on the merits, and a new trial date will not be set before the appellate case is resolved. While the appeal will be heard on an expedited basis, it is not possible to predict the length of the appellate process.

Through March 31, 2002, the Company has made payments totaling approximately $1.2 million into the registry of the court for disputed portions of joint interest billings from Tri-Star. At the appropriate time, the court will determine the disposition of the funds paid into its registry. The funds may be returned to the Company, in whole or in part, or awarded to Tri-Star in whole or in part. If, and to the extent funds are returned, the Company will reduce its full cost pool for recovered capital costs and will record a gain for recovered operating costs. If, and to the extent funds are awarded to Tri-Star, the Company will not record an additional loss.

In 1997, the Company filed a complaint along with ten other plaintiffs in BTA Oil Producers, et al. v. MDU Resources Group, Inc. in Stark County Court in the Southwest Judicial District of North Dakota for breach of gas sales contracts and processing agreements, unjust enrichment, implied trust and related business torts. The case concerned the sale by plaintiffs and certain predecessors of natural gas processed at the McKenzie Gas Processing Plant in North Dakota to Koch Hydrocarbons Company. It also concerned the contracts for resale of that gas to MDU Resources Group, Inc. and Williston Basin Interstate Pipeline Company. The trial court entered two summary judgment orders deciding the issues in the case. The case was appealed by the Company to the North Dakota Supreme Court and the Company was not successful in the appeal. The Company may join with other plaintiffs in seeking a rehearing to the North Dakota Supreme Court, but does not believe that a rehearing is likely. Costs incurred with respect to this litigation have been limited to expenses rather than fees and have not been material.

NOTE 6 - OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment - oil and gas exploration, development and production - in the United States and Australia. Information about the Company's operations by geographic area is shown below (in thousands):


                                                              United
                                                              States             Australia            Total
                                                            -----------         ----------         -----------
Three months ended March 31, 2002
     Revenues                                               $       395         $      957         $     1,352
     Property, plant and equipment, net                     $     9,846         $   47,848         $    57,694

Three months ended March 31, 2001
     Revenues                                               $       321         $      548         $       869
     Property, plant and equipment, net                     $     8,290         $   37,254         $    45,544

NOTE 7 - ASSET SALES AND ACQUISITIONS

During the quarter ended March 31, 2002, the Company sold a 60% interest in conventional oil and gas exploration acreage located in Moffat County, Colorado, to an unaffliated purchaser for approximately $595,000. The proceeds reduced the Company's domestic full cost pool and no gain or loss was recorded. The purchase and sale agreement also provided that the purchaser pay one-half of the Company's 40% share of drilling costs through casing point for the first well.

Subsequent to March 31, 2002, the Company has entered into an agreement with an unaffiliated third party, Delta Petroleum Corporation ("Delta") whereby the Company will sell to Delta all of the Company's undivided interests in the West Buna field in Jasper and Hardin counties, Texas, and will purchase all of Delta's undivided interests in certain Authorities to Prospect (ATPs) in Queensland, Australia. Under the terms of the agreement, the Company is to receive $4.1 million in cash proceeds from the sale of the West Buna property and will acquire Delta's interests in Australia for a purchase price of $5.25 million. The assets in Queensland, Australia include Delta's 5% interest in the Comet Ridge project on ATP 526 and interests of 2.5% or less in each of six other ATPs that have no proved reserves. The purchase price will include $4.8 million in cash and 250,000 unregistered shares of the Company's common stock. The Company also will assume up to $600,000 of obligations owed by Delta related to the Comet Ridge project. This acquisition will increase the Company's total capital-bearing interest in the Comet Ridge project from 65% to 70%. The transactions are expected to close simultaneously in late May, 2002. The Company expects to record a loss upon completion of the West Buna asset sale under the full cost method of accounting.

Item 2.  Management's Discussion and Analysis

Information within this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the world economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC filings of the Company, particularly its Form 10-KSB for the year ended December 31, 2001, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

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

The most recent renewal of ATP 526 expires on October 31, 2004 and includes expenditure requirements over the four-year term of approximately US$8 million, or approximately US$5.1 million net to the Company's interest. The Company expects to satisfy the portion of the expenditure requirement through October 31, 2002, with its recently-proposed seven-well exploratory drilling program, which is expected to commence in June 2002. The estimated cost of this drilling program is $4,679,000, of which the Company's share is approximately $3 million. The Company has offered non-recourse financing to the other working interest owners for their share of the estimated costs. The owners are entitled to make an election whether to participate in drilling the exploration wells and whether to accept the financing offered by Tipperary. The Company intends to use $5 million received in April 2002 from TCW Asset Management Company ("TCW") to fund this drilling program. The TCW debt facility is discussed below and in Note 3 to the Consolidated Financial Statements.

A total of 54 wells have been drilled on the Comet Ridge project. There are 40 producing wells in the Fairview area in the southern portion of ATP 526 and 14 wells in various stages of completion. The Company is selling gas from 19 of the producing wells that are connected to a gathering system which supplies a compressor station feeding into a regulated gas pipeline. The remaining 21 producing wells are either being dewatered or are shut in pending connection. Production from the Comet Ridge wells currently totals approximately 20 million cubic feet ("MMcf") of gas per day, of which approximately 15 MMcf is being sold. The gas not being sold is either being flared at the wellhead (3 MMcf per day) pending connection to the gathering system or is used in gas compression and dehydration equipment (2 MMcf per day).

A 20-well development-drilling program on the Comet Ridge project is nearing completion, with the remaining wells scheduled to be drilled and completed by the end of June 2002. The Company expects to have all of the wells connected and selling gas by the end of the third quarter of 2002. The Company has funded its share of the drilling costs with financing received under the TCW borrowing facility.

On March 22, 2002, the Company assumed operation of the Comet Ridge project pursuant to orders issued by the 238th Judicial District Court in Midland County, Texas. The Court's ruling granted the application of the Company and others for a temporary injunction requiring the then operator of the project to turn over operations to TOGA. The right of the Company and other non-operators to remove the operator and install a successor operator has been the subject of litigation, which is discussed in Note 5 to the Consolidated Financial Statements.

The court also found that the evidence presented by the Company and other applicants at the injunctive hearing showed a probable right of recovery upon a trial on the merits. The trial, which had been scheduled for April 29, 2002, was postponed due to an appeal of the injunctive orders filed by the defendant. Although the appeal will be heard on an expedited basis, the Company cannot predict when it will be concluded.

In addition to the interest in the Comet Ridge property, TOGA holds interests in other exploration permits which cover a total of approximately 1.5 million acres The Company does not expect to incur a substantial capital investment in these ATPs during 2002.

United States

The Company has a 50% working interest in and serves as operator of the Lay Creek project in Moffat County, Colorado. The project includes various leasehold interests covering over 82,000 acres. Koch Exploration Company ("Koch"), an unaffiliated third party, holds the remaining 50% working interest under the terms of an agreement to jointly conduct exploratory drilling over this area. Koch paid the Company approximately $2 million for this interest at closing in May 2001 and agreed to pay the Company approximately $2 million for the Company's share of costs to drill and complete wells on the project acreage. The Company drilled and completed two exploratory coalbed methane wells on this acreage during 2001 and completed a four-well pilot drilling program in early May 2002. The Company will be evaluating the gas and water production from these wells during 2002 in order to determine if the gas production will be economically viable.

The Company established a receivable for the $2 million to be received from Koch for reimbursement of the Lay Creek drilling costs discussed above. The receivable has been reduced by approximately $1,246,000 for costs incurred to drill and complete the two wells and to begin work on the four well pilot drilling program, leaving a balance as of March 31, 2002 of $754,000 due the Company on or before October 4, 2002. The Company expects to realize the remaining balance of this receivable during the second quarter of 2002 through Koch's payment of the Company's share of drilling and completion costs.

The Company recently sold a 60% interest in the Nine Mile Prospect, a conventional oil and gas exploration project, which is also located in Moffat County, Colorado, to an unaffiliated purchaser for approximately $595,000. The purchaser is currently conducting exploratory operations on this prospect.

In addition to the aforementioned projects, the Company has leased approximately 266,000 acres in other areas of Colorado as of March 31, 2002. As it has with its other acreage, the Company will seek industry partners to join in the exploration of these prospective areas.

The Company has been involved in the Hanna Basin coalbed methane project in Wyoming operated by Williams Production RMT Company. In March 2002, the Company decided that the dewatering process and expected gas production did not indicate economics suitable to the Company and it is exploring its options to divest its interest in the project. Under the full cost method of accounting, unevaluated acreage and unevaluated exploratory costs are excluded from the amortization computation until the related property is evaluated as either having proved reserves or as impaired. Based on the Company's decision to sell its interest in this project, the associated costs will be included in the amortization base beginning with the second quarter of 2002.

The Company has announced its intention to sell its West Buna property on or before May 24, 2002. This east Texas property is the Company's only remaining domestic producing asset following a divestiture of most of the Company's U.S. oil and gas holdings during fiscal 2000. The Company reported total natural gas equivalent reserves of approximately 4.3 billion cubic feet and a present value, discounted at 10%, of approximately $5.8 million associated with this property as of December 31, 2001. See Note 7 to the Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

The Company anticipates that cash on hand, which includes $5 million of additional borrowings received from TCW in April 2002, will fund operations and capital expenditures through 2002. In order to fund any capital expenditures in 2002 in excess of these cash resources and to fund capital expenditures beyond 2002, the Company will require alternative sources of capital. The Company intends to seek debt financing for further development of the Comet Ridge project and will continue to seek industry partners in domestic exploration projects. With the sale of interests in its exploration acreage, the Company expects to generate cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

The Company had unrestricted cash and cash equivalents of $4,350,000 as of March 31, 2002, compared to $9,415,000 as of December 31, 2001. At March 31, 2002, the
Company had working capital of $3,930,000 compared to working capital of $8,868,000 as of December 31, 2001. Working capital includes restricted cash of $1,964,000 as of March 31, 2002 and $1,312,000 as of December 31, 2001. The
restricted cash as of March 31, 2002 includes cash in collateral accounts maintained in connection with the TCW financing, the use of which is restricted to disbursements made either to TCW or as otherwise approved by TCW. The restricted cash at December 31, 2001 also relates to cash in collateral accounts maintained in connection with the TCW financing. During the three months ended March 31, 2002, cash flows were provided by existing cash balances. Available cash was used to fund capital expenditures and operating activities.

Net cash used by operating activities was $1,277,000 during the three months ended March 31, 2002 compared to $1,705,000 of cash used during the same period last year. The need to use cash for operations in both periods resulted from the sale of most of the Company's U.S. oil and gas properties as of June 30, 2000. However, the loss in revenues from domestic properties has been partially offset by steadily increasing sales of natural gas in Australia. See Results of Operations below.

During the three months ended March 31, 2002, the Company had no significant financing activity. Capital expenditures of $3,835,000 included $2,807,000 for drilling costs in the Comet Ridge project, $22,000 for capital costs on other ATP's in Australia, $938,000 for domestic leasehold cost acquisitions and $68,000 for capital costs in the West Buna field. The Company's share of costs to begin drilling operations on a four well pilot program in the Lay Creek project was $529,000, which will be reimbursed by Koch. Proceeds of $779,000 during the three months ended March 31, 2002 included $594,000 received from the sale of a 50% interest in the Nine Mile prospect in Colorado and $185,000 in reimbursed Lay Creek drilling costs under the terms of the purchase and sale agreement with Koch. The Company received approximately $2 million from Koch at closing and has received or billed $1,246,000 for costs related to the wells recently drilled at Lay Creek. Approximately $754,000, shown as a current receivable, is required to be paid to the Company by Koch through the reimbursement of drilling costs or in cash on or before October 4, 2002.

For the prior year's quarter ended March 31, 2001, the Company had net receipts of $7,998,000 from financing, which included borrowings of $7,500,000 from TCW and $4,500,000 from Slough. Capital expenditures of $6,192,000 included $2,076,000 for the purchase of a drilling rig to be leased to a drilling contractor in Queensland, Australia, $1,718,000 for acreage acquisitions in Colorado, $1,293,000 for drilling, completion and other costs on the Comet Ridge project and $932,000 for drilling and completion costs in the Hanna Basin of Wyoming.

In February 2001, the Company received an initial loan advance of $7.5 million under the $17 million borrowing facility with TCW. Proceeds from this initial advance were used to repay Slough for the Comet Ridge project-financing loan of $4,406,000, pay $1,500,000 in initial costs of the 20-well drilling program on the Comet Ridge project and pay approximately $240,000 of expenses related to the financing. The balance of $1,354,000 was deposited into a collateral account as restricted working capital to be used for lender-approved purposes. Upon the receipt of this initial funding, the Company recorded deferred financing costs of $6.8 million for the present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of oil and gas properties and is amortized as interest expense over the life of the loan. Deferred loan costs also include approximately $1,196,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized to interest expense over the life of the loan.

During 2001, the Company received $4.5 million of additional loan advances under the TCW Credit Agreement, bringing the total loan balance to $12 million. In April 2002, the Company borrowed the remaining $5 million under the facility.

The obligation to repay the TCW advances and accrued interest is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. The Company must also make monthly payments to TCW equal to a 6% overriding royalty from the gas sales revenues received by TOGA from the Comet Ridge project. Upon payment of the loan in full, TCW has the option to sell this overriding royalty interest to the Company at the net present value of the royalty interest's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. The Company has the right to purchase the interest from TCW, when both the loan has been repaid in full and TCW has achieved a 15% internal rate of return on its investment, at the net present value of the royalty interest's share of future net revenues from the then proved reserves, discounted at a rate of 15% per annum. Principal payments on the TCW financing are due quarterly in an amount equal to the greater of a percentage of TOGA's operating cash flow as defined, or a scheduled minimum principal payment. The scheduled minimum principal payments begin March 2003 and will be equal to 5% of the unpaid principal balance, increasing to 9% in March 2004 and 10% in March 2005. The outstanding principal balance is due in full on March 30, 2006. If the Company fails to make principal payments as required by the Credit Agreement, TCW may require all obligations to be immediately due and payable. The Credit Agreement requires that TOGA maintain working capital of at least $1,000,000.

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

In January 2001, Slough advanced the Company $2,500,000 to finance the purchase of the drilling rig. This loan bears interest at a rate of 10% per annum. Payments are due monthly for all rents TOGA receives from the drilling contractor during the month and for accrued interest on the balance of the loan. As of March 31, 2002, the balance due on this loan was $2,345,000. The Company has recorded a current liability for $840,000 of the loan, based on projected rental payments expected from the drilling contractor by March 31, 2003.

Results of Operations - Comparison of the Three Months Ended March 31, 2002 and 2001

The Company incurred a net loss of $1,583,000 for the three months ended March 31, 2002, compared to a net loss of $1,195,000 for the three months ended March 31, 2001. The net loss in both periods is primarily attributable to reduced revenues due to the sale of most of the Company's producing properties in the U.S. during 2000. The table below provides a comparison of operations for the three months ended March 31, 2002 with those of the prior year's quarter.


                                                                       Three Months Ended
                                                                             March 31                  Increase       % Increase
                                                                      2002            2001            (Decrease)     (% Decrease)
                                                                  -----------      -----------       -----------     --------------
Worldwide operations:

Operating revenue                                                  $1,352,000       $  869,000        $  483,000          56%
Gas volumes (Mcf)                                                     819,000          513,000           306,000          60%
Oil volumes (Bbls)                                                     10,000            4,800             5,200         108%
Average gas price per Mcf                                          $     1.30       $     1.43        $    (0.13)         (9%)
Average oil price per Bbl                                          $    20.11       $    28.35        $    (8.24)        (29%)
Operating expenses                                                 $  592,000       $  462,000        $  130,000          28%
Average lifting cost per Mcf equivalent ("Mcfe")                   $     0.69       $     0.86        $    (0.17)        (20%)
General and administrative                                         $1,547,000       $  977,000        $  570,000          58%
Depreciation, depletion and amortization ("DD&A")                  $  423,000       $  210,000        $  213,000         101%
DD&A rate per Mcfe volumes sold                                    $     0.48       $     0.36        $     0.12          33%
Interest expense                                                   $  632,000       $  461,000        $  171,000          37%
Foreign currency exchange gain (loss)                              $   23,000       $  (92,000)       $  115,000         N/A

Domestic operations:

 Operating revenue                                                 $  395,000       $  321,000        $   74,000          23%
 Gas volumes (Mcf)                                                     60,000           23,000            37,000         161%
 Oil volumes (Bbls)                                                    10,000            4,800             5,200         108%
 Average gas price per Mcf                                         $     3.18       $     8.01        $    (4.83)        (60%)
 Average oil price per Bbl                                         $    20.11       $    28.35        $    (8.24)        (29%)
 Operating expenses                                                $  114,000       $  148,000        $  (34,000)        (23%)
 Average lifting cost per Mcfe                                     $     1.08       $     2.86        $    (1.78)        (62%)
 DD&A                                                              $  129,000       $   55,000        $   74,000         135%
 DD&A rate per Mcfe volumes sold                                   $     1.08       $     0.83        $     0.25          30%

Australia operations:

 Operating revenue                                                 $  957,000       $  548,000        $  409,000          75%
 Gas volumes (Mcf)                                                    759,000          490,000           269,000          55%
 Average gas price per Mcf                                         $     1.16       $     1.12        $     0.04           4%
 Operating expenses                                                $  478,000       $  314,000        $  164,000          52%
 Average lifting cost per Mcf                                      $     0.63       $     0.64        $    (0.01)         (2%)
 DD&A                                                              $  294,000       $  155,000        $  139,000          90%
 DD&A rate per Mcf volumes sold                                    $     0.39       $     0.31        $     0.08          26%



Revenues and Volumes

Gas volumes sold domestically increased 161% and oil volumes sold domestically increased by 108%. Both increases resulted from an increase in production from existing producing wells and the addition of two new producing wells. Domestic operating revenue, however, increased by only 23% due to significant declines in both oil and gas prices.

Gas volumes sold in Australia increased 55% due to increased gas sales from existing wells, new wells drilled and an increase in gas deliveries under the Energex #2 contract. Gas revenues in Australia, increased by 75% due to an increase in the average sales price received and to favorable exchange rates.

In natural gas production operations, joint owners may sell more or less than the production volumes to which they are entitled based on their revenue ownership interest. The joint operating agreement on the Comet Ridge project includes gas balancing provisions to govern production allocations in this situation. The Company records a natural gas imbalance in other liabilities if its excess takes of natural gas exceed its remaining proved reserves for the property. As of March 31, 2002, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 886,000 Mcf. Based on the average price of $1.16 per Mcf received during 2002 from these sales, this represents $1,028,000 in gas revenues. No liability has been recorded for the excess volumes taken as they do not exceed the Company's share of remaining proved reserves. Under the terms of the gas balancing agreement, the Company may be required to reduce the monthly volumes it delivers by up to 50% in order to enable underproduced parties to take more than their share of the gas and cure the imbalance. If the imbalance were to be corrected over a relatively short term, it would adversely affect revenues and cash flows during that period.

Costs and Expenses

The 23% decrease in domestic operating expenses was due to the Company's reduced operating interest in the Hanna Basin project. Operating expenses in Australia increased 52% due to an increase in the number of producing wells and increased costs associated with processing and transporting increasing gas volumes. The lifting cost per Mcf, however, has declined as sales volumes increase.

General and administrative expenses for the first quarter of 2002 increased 58% when compared to the quarter ended March 31, 2001 due primarily to increases in legal expense relating to the Tri-Star litigation and also to compensation expense.

Domestic DD&A expense increased 135% due to increased sales volumes in the U.S. In Australia, DD&A expense increased 90% due to increasing sales volumes and increases in the DD&A cost base related to expected future drilling costs.

Other Income (Expense)

The Company recorded other income of $70,000 in the first quarter of 2002 for royalty payments received as a result of a court settlement. The royalties related to a domestic property the Company sold in fiscal 2000.

Interest expense increased to $632,000 from $461,000, due to deferred loan costs being amortized for the full three months in the first quarter 2002 versus one month in the first quarter of 2001.

The foreign exchange gain in the first quarter of 2002 and foreign exchange loss in the first quarter of 2001 were recognized for the effect of fluctuations in the U.S. dollar and Australian dollar exchange rate on transactions related to the Company's operations in Australia.

Income Taxes

The Company recognized no income tax benefit for its loss in 2002 or 2001. With the sale of a majority of the Company's U.S. producing properties in fiscal 2000 and its history of losses, management believes that sufficient uncertainty exists regarding the realizability of its net deferred tax asset. It therefore recorded a valuation allowance to offset the entire deferred tax asset for both 2002 and 2001.

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

                Filed in Part II

                    4.74 Promissory Note dated March 4, 2002, in the amount of
                         $2,500,000 issued by Registrant to Slough Estates USA Inc., filed herewith.

                   10.84 Warrant to Purchase the Registrant's common stock
                         dated March 8, 2002, issued to Richard A. Barber, filed herewith.

                The other material contracts of the Company are incorporated herein by reference from the exhibit list in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                               Tipperary Corporation
                               ----------------------------------------------
                               Registrant

Date:    May 15, 2002      By:          /s/ David L. Bradshaw
                               ----------------------------------------------
                                        David L. Bradshaw, President, Chief
                                        Executive Officer and Chairman of the
                                        Board of Directors




Date:    May 15, 2002      By:          /s/ Lisa S. Wilson
                               ----------------------------------------------
                                        Lisa S. Wilson, Chief Financial Officer
                                        and Principal Accounting Officer