Form 10KSB
period 2002-12-31
TIPPERARY CORP
filed 2003-03-26
CIK 98410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 1-7796

TIPPERARY CORPORATION

(Name of small business issuer as specified in its charter)

Texas	75-1236955
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

633 Seventeenth Street, Suite 1550 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number    (303) 293-9379

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $.02 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year:  $5,060,000.

Aggregate market value of common stock held by non-affiliates of the registrant was $24,923,000 based on the closing price of $1.67 per share as of March 24, 2003.

Shares of the registrant’s Common Stock outstanding as of March 14, 2003:  39,221,489 shares.

Documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed within 120 days after the year ended December 31, 2002 (Part III).

Transitional Small Business Issuer Format    Yes  ☐    No  ☒

PART I

ITEMS 1 AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries (the “Company”) are principally engaged in the exploration for, and development and production of, natural gas. The Company is primarily focused on coalseam gas properties, with its major producing property located in Queensland, Australia. The Company also holds exploration permits in Queensland and is involved in coalseam gas and conventional exploration in the United States with three projects in Colorado. The Company seeks to increase its reserves through exploration and development projects but occasionally may do so through the acquisition of producing properties as well.

The Company was organized as a Texas corporation in January 1967. The Company maintains its principal executive offices at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202. In addition, the Company leases office space at 952 Echo Lane, Suite 375, Houston, Texas 77024 and at Level 20, 307 Queen Street, Brisbane, Queensland 4000, Australia.

All of the Company’s public filings may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Information on the SEC Public Reference Room may be obtained by calling 1-800-732-0330. The Company also maintains an internet site at www.tipperarycorp.com providing access to its primary public filings.

BUSINESS ACTIVITIES

Australia

The Company’s activities in Australia are conducted substantially through its 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd (“TOGA”). At December 31, 2001, TOGA owned an undivided 65% interest in the Company’s primary producing property located in Queensland, Australia (the “Comet Ridge project”). In 2002, Tipperary Corporation and a 100% owned subsidiary acquired an additional 8% in undivided interests in the Comet Ridge project as further described in Note 4 to the Consolidated Financial Statements. As of December 31, 2002, the Company owned a total of 73% in undivided capital bearing interest in the Comet Ridge project. This project comprises approximately 1,058,000 acres in the Bowen Basin and includes five petroleum leases covering approximately 278,000 acres, Authority to Prospect (“ATP”) 526 covering approximately 687,000 acres, and ATP 653 covering approximately 93,000 acres.

An ATP allows the holder to undertake a range of exploration activities, including geophysical surveys, field mapping and exploratory drilling. Each ATP requires the expenditure of an amount of exploration costs as determined by Queensland’s Department of Natural Resources and Mines (“Queensland DNRM”) and is subject to renewal every four years. Once a petroleum resource is identified, the holder of an ATP may apply for a petroleum lease, which provides the lessee with the ability to conduct additional exploration, development and production activities.

During 2003, ATP 526 and 653 have expenditure requirements totaling approximately $7.4 million net to the Company’s interest. The Company expects to meet these requirements by drilling one exploratory well on ATP 653 and eight exploratory wells on ATP 526 and conducting seismic operations on ATP 526. ATP 526 and 653 have initial terms expiring on October 31, 2004 and September 30, 2006, respectively.

The table below summarizes field development progress on the Comet Ridge project. The Company anticipates that approximately eight additional wells will be connected to the gathering system by April 2003, which will add approximately 2 MMcf per day to gross sales volumes. Additionally, the Company expects that an additional compression plant facility will be operational in April 2003.

Comet Ridge Operations Review:

	December 31 2002	December 31 2001
Well Status (Number of Wells)
Selling	33	18
Dewatering or Shut-in	26	16

Total Producing	59	34
Being Completed	10	13
Completion Not Planned	3	3
Plugged and Abandoned	1	—

Total Drilled	73	50

Gross Daily Volumes (Mmcf)
Sold	19	13
Flared	4	3
Used for Compression Fuel	2	1

Total Produced	25	17

The Company plans to drill approximately 30 development wells on the Comet Ridge project during 2003, and expects to fund its share of drilling costs with financing received under a $25 million borrowing facility entered into in March 2003 with Slough Trading Estate Limited, a United Kingdom company which is affiliated with the Company’s majority shareholder. See Note 2 to the Consolidated Financial Statements.

Pursuant to litigation described in “Item 3., Legal Proceedings” below, TOGA became the operator of the Comet Ridge project during the fiscal year ended December 31, 2002.

In addition to the interest in the Comet Ridge project, TOGA holds a 100% interest in ATP’s 655 and 675 covering approximately 724,000 acres in total as of December 31, 2002 and approximately 278,000 acres at March 21, 2003. On February 27, 2003, TOGA proposed to the Queensland DNRM that future ATP 675 expenditure requirements be eliminated in exchange for relinquishment of 446,000 acres and retention of approximately 204,000 acres in ATP 675. ATP’s 655 and 675 have initial terms expiring on October 31, 2003 and February 29, 2004, respectively. TOGA has drilled and completed a total of four exploratory wells on these ATPs, three of which are being tested and evaluated, and one of which was plugged and abandoned. TOGA also holds a 25% interest in ATP 554, which covers approximately 111,000 acres.

During 2003, ATP 655 has expenditure requirements totaling approximately $960,000. The Company will continue to evaluate ATP 655 and 675 and will either meet the expenditure requirements or relinquish additional acreage based upon evaluation of data. On ATP 554 several conditions must be met by a third party before the Company can determine its commitment.

United States

The Company’s assets in the United States consist primarily of exploration acreage in Colorado. The Company and its industry partner discontinued a Wyoming coalseam gas exploration project in 2002 as a result of uneconomic exploration results.

The Company has a 50% working interest in and serves as operator of the Lay Creek coalseam gas project located in Moffat County, Colorado. The project includes various leasehold interests covering over 82,000 acres. Koch Exploration Company (“Koch”), an unaffiliated third party, holds the remaining 50% working interest under the terms of an agreement to conduct exploratory drilling over this area jointly. Koch paid the Company approximately $2 million for this interest at closing in May 2001 and agreed to pay the Company approximately $2 million for the Company’s share of costs to drill and complete wells on the project acreage. The Company drilled and completed two exploratory coalseam gas wells on this acreage during 2001 and completed a four-well pilot drilling program around one of the exploratory wells in early May 2002. During the third and fourth quarters of 2002, the Company drilled four additional exploratory coalseam gas wells offsetting the second exploratory well drilled in 2001 in the Lay Creek project. The Company is currently evaluating the gas and water production from these two five-well pilot programs in order to determine economic viability of the production.

In February 2002, the Company sold a 60% interest in the Nine Mile Prospect, a conventional oil and gas exploration prospect, which is also located in Moffat County, Colorado, to Elm Ridge Resources (“Elm Ridge”), an unaffiliated third party, for approximately $595,000. Elm Ridge also agreed to pay one-half of the Company’s share of drilling costs to an agreed casing point on the first well for its 40% retained interest. Elm Ridge, which is serving as operator, is conducting exploratory operations on this prospect. On September 17, 2002, the Company announced the completion and initial testing of the Tipperary Ninemile Federal 34-1 in the prospect. The Company and Elm Ridge subsequently drilled the Federal 3-1 well to further test the productive formation in the fourth quarter of 2002. Elm Ridge plans to complete and test Federal 3-1 in the second quarter of 2003. Based upon its geologic interpretation, the Company management believes there may be potential for significant developmental drilling. The project comprises approximately 49,000 gross acres. At December 31, 2002, the Company recognized natural gas equivalent proved reserves of approximately 2.3 billion cubic feet with respect to the Ninemile 34-1 well, with a present value, discounted at 10%, of approximately $1.9 million.

In May 2002, the Company sold all of its undivided interests in the West Buna field in Jasper and Hardin counties, Texas to Delta Petroleum Corporation (“Delta”), an unaffiliated third party, for $4.1 million in cash. Following the sale, the Company had negligible domestic producing assets. The Company reported total natural gas equivalent proved reserves of approximately 4.3 billion cubic feet and a present value, discounted at 10%, of approximately $5.8 million for the Texas property as of December 31, 2001. The Company recognized a gain of $766,000 on the sale.

In November 2002, the Company sold to Kerr-McGee Rocky Mountain Corporation (“Kerr-McGee’), an unaffiliated third party, interests ranging from 75% to 80% in the Frenchman and Republican prospects in eastern Colorado for $4,800,000 in cash. The Company retained the remaining 25% to 20% interests in the acreage. Total acres approximate 250,000 at December 31, 2002. The Company and Kerr-McGee simultaneously entered into a joint operating agreement designating Kerr-McGee as operator, and have now begun exploration activities. As a result of the sale, the Company recorded a $1,400,000 gain.

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company’s producing wells and acreage as of December 31, 2002:

	Producing wells				Acreage
	Oil		Gas		Producing		Undeveloped
State/Country	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Australia(1)	—	—	59	41.02	24,206	16,828	254,127	176,669
Colorado(2)	—	—	8	4.00	360	180	484,314	164,765
Oklahoma(2)	—	—	—	—	—	—	140	35
Montana(2)	—	—	—	—	—	—	1,240	1,240
Wyoming(2)(3)	—	—	19	0.18	760	7	22,000	7,500

Total	—	—	86	45.20	25,326	17,015	761,821	350,209

(1)	The acreage reported in this table includes only that which is covered by a petroleum lease. The Company also holds, either directly or indirectly, ATPs that cover approximately 1.9 million acres at December 31, 2002. The Comet Ridge project comprises approximately 687,000 acres under ATP 526 and 93,000 acres under ATP 653, in addition to the 278,000 acres that are included in petroleum leases. The Company holds a 100% interest in ATPs 655 and 675 covering approximately 724,000 acres at December 31, 2002 and approximately 278,000 acres at March 21, 2003. On February 27, 2003, TOGA proposed to the Queensland DNRM that future ATP 675 expenditure requirements be eliminated in exchange for relinquishment of 446,000 acres and retention of approximately 204,000 acres in ATP 675. The Company also holds a 25% interest in ATP 554 covering 111,000 acres.

(2)	The Company’s domestic undeveloped leases have various primary terms ranging from five to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company. However, costs associated with unevaluated acreage that expires or is forfeited could result in a non-cash write-down under the full cost method of accounting. See Critical Accounting Policies discussed under “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

(3)	The Company has interests in the Hanna Basin coalseam gas project in Wyoming operated by Williams Production RMT Company. In March 2002, the Company decided that the dewatering process and expected gas production did not indicate economics suitable to the Company, and it is exploring its options to divest its interest in the project.

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled and completed by the Company during 2002, 2001, the three-month transition period ended December 31, 2000 and in fiscal year 2000 is as follows:

	Australia			United States			Total
	Gross		Net	Gross		Net	Gross	Net
Year ended December 31, 2002
Wells drilled (productive)
Exploratory	—	(1)	—	1.28			1.28
Development	19		13.21	6	(2)	3.00	25	16.21

Dry holes drilled (exploratory)	1.70			—		—	1.70

Total Wells Drilled	20		13.91	7		3.28	27	17.19

Year ended December 31, 2001
Wells drilled (productive)
Exploratory	2	(3)	2.00	2		1.00	4	3.00
Development	6		3.71	15	(4)	.89	21	4.60

Dry holes drilled (exploratory)	2		2.00	—		—	2	2.00

Total Wells Drilled	10		7.71	17		1.89	27	9.60

Three months ended December 31, 2000
Wells drilled (productive)
Exploratory	—		—	6	(3)(4)	2.94	6	2.94
Development	—		—	—		—	—	—

Total Wells Drilled	—		—	6		2.94	6	2.94

Fiscal year ended September 30, 2000
Wells drilled (productive)
Exploratory	—		—	1	(3)	.49	1.49
Development	5		2.97	4.24			9	3.21

Total Wells Drilled	5		2.97	5.73			10	3.70

(1)	During 2002, the Company drilled seven (5.11 net) exploratory wells in ATP 526 that were not completed at December 31, 2002 and have not been included in the table.

(2)	Six (3.00 net) development wells drilled during 2002 are coalseam gas wells in the Lay Creek project and will require further testing in order to determine whether they are economically viable.

(3)	Further testing of these coalseam gas wells in Australia and the United States is required in order to determine if they are economically viable.

(4)	Two (.33 net) development wells drilled during 2001 are in the West Buna field. The production from these wells was included in sales volumes in 2001. The property was sold in 2002. Two (.40 net) development wells drilled during 2001 are in the Hanna Basin project in Wyoming and produced water in an effort to determine the commercial viability of this field. The remaining 11 (.16 net) development wells were drilled in the Powder River basin in Wyoming.

The six exploratory wells drilled during the three-month transition period ended December 31, 2000 are in the Hanna Basin project in Wyoming.

PRODUCTION

The following table summarizes information regarding Tipperary’s net gas and oil production for the years ended December 31, 2002, 2001, for the three-month transition period ended December 31, 2000 and for the fiscal year ended September 30, 2000.

Australia	Quantities Sold		Average Sales Price		Average Lifting Cost Per Mcf Sold(1)
	Gas (Mcf)(1)	Oil (Bbl)	Gas (Mcf)	Oil (Bbl)
2002	3,697,000	—	$1.22	$—	$0.72
2001	2,339,000	—	$1.11	$—	$0.64
Oct—Dec 2000	466,000	—	$1.13	$—	$0.83
Fiscal 2000	1,606,000	—	$1.27	$—	$0.87

United States	Quantities Sold		Average Sales Price		Average Lifting Cost Per Mcfe Sold
	Gas (Mcf)	Oil (Bbl)	Gas (Mcf)	Oil (Bbl)
2002	68,000	11,000	$3.10	$19.11	$0.94	(2)
2001	100,000	17,000	$4.83	$24.10	$0.91	(2)
Oct-Dec 2000	31,000	3,000	$5.75	$30.33	$1.40
Fiscal 2000	711,000	192,000	$2.76	$23.63	$1.52

(1)	Quantities sold and average lifting cost per Mcf exclude the Company’s share of total volumes produced but not sold from the Comet Ridge project in Queensland, Australia. Production of 1,645,000 Mcf during the year ended December 31, 2002, 986,000 Mcf during the year ended December 31, 2001, 156,000 Mcf during the transition period ended December 31, 2000 and 594,000 Mcf during fiscal 2000 was consumed in operations or flared at the wellhead from wells not connected to the gathering system and in the de-watering process.

(2)	Average lifting cost per Mcf equivalent (“Mcfe”) excludes significant operating costs associated with the Hanna Basin project and the Lay Creek project neither of which had any gas sales volumes. Inclusion of these costs would increase average lifting cost per Mcf sold in 2002 and 2001 to $3.44 and $4.07, respectively.

SIGNIFICANT CUSTOMERS AND DELIVERY COMMITMENTS

Australia

During 2002 and 2001 the Company sold 97% and 100% of its gas in Australia under two contracts with ENERGEX Retail Pty Ltd (“ENERGEX”), an unaffiliated customer. The first contract has delivery requirements of up to approximately 5,500 Mcf of gas per day through December 2003. A second five-year contract, entered into with ENERGEX effective June 1, 2000, has delivery requirements of up to approximately 15,000 Mcf of gas per day. Beginning in mid-2002 due to limited deliverability the second Energex contract delivery requirements have averaged approximately 8,500 Mcf of gas per day. The Company expects Energex to increase the delivery requirements to the maximum of 15,000 Mcf of gas per day by mid-2003 based on the Company’s expected ability to meet these requirements.

In 2001, the Company entered into a gas sales agreement which provides for the Company to supply up to 260 bcf of gas to Queensland Fertilizer Assets Limited (“QFAL”). The gas is to be consumed over a 20-year period beginning in mid 2005 by a fertilizer plant QFAL plans to construct in southeastern Queensland. The Company is reviewing whether it will extend the QFAL contract beyond March 31, 2003 in the event QFAL does not obtain adequate financing commitments by that date.

In December 2002, the Company entered into a gas sales agreement with Origin Energy Retail Limited (“OERL”), a subsidiary of Origin Energy Limited to supply approximately 9 Bcf per year, or around 25,000 Mcf of gas per day net to the Company’s interests from 2007 to 2020.

The Company believes that current and anticipated development drilling programs on the Comet Ridge project will enable it to satisfy these delivery commitments, although this cannot be assured.

United States

In the United States, the Company has sold its oil and gas production to several purchasers during the past several years, generally under short-term contracts. The Company had domestic sales in excess of 10% of total U.S. revenues to BP America Production Co. and Smith Production Inc. of 54% and 40%, respectively in 2002 and 77% and 22%, respectively in 2001. Since multiple purchasers compete to purchase both oil and gas from the Company’s properties in both the United States and Australia, the Company does not believe that the loss of any single existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices. Nonpayment by such purchasers, however, could adversely affect operating results.

PRICING

Australia

In Australia, the Company’s current sales to ENERGEX are under two fixed-price contracts in Australian dollars and adjusted for inflation annually. The average U.S. dollar equivalent price during 2002 for the 5,300 Mcf per day delivered under the first contract was $1.18 per Mcf. Deliveries under the second contract averaged 6,000 Mcf per day during 2002 at a U.S. dollar equivalent price of $1.24 per Mcf.

The Company’s contract with OERL calls for a U.S. dollar equivalent price higher than the Company’s existing Energex contracts. The contract term is from 2007 through 2020.

United States

Oil and natural gas prices are subject to significant fluctuations. Natural gas prices in the United States fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily upon worldwide supply and demand. The Company’s domestic oil and gas sales have been through contracts whereby the oil and gas is sold at the wellhead. Substantially all of the Company’s current year domestic sales were from the West Buna field, which was sold in May 2002. The Company received a premium for gas sales in the West Buna field as the contract gas price was based on the energy content of gas and liquid volumes being produced.

The Company has occasionally used derivatives to hedge risks associated with the volatility of oil and gas prices in the United States. None of the Company’s production has been hedged since fiscal 2000. See the discussion of hedging activities in Note 1 to the Consolidated Financial Statements.

RISK FACTORS

The Company’s operations are subject to a variety of risks, including the following:

We, the Company, may not be able to raise adequate financing to further develop our natural gas properties.

With the reduction in cash flow from operations following the sale of the majority of our U.S. producing oil and gas assets during fiscal 2000, there is not sufficient cash flow from operations to support our overhead and certain other projected cash needs during 2003. In March 2003, we entered into an agreement to borrow up to $25 million from Slough Trading Estate Limited, an affiliate of our majority shareholder, so that our non-discretionary cash needs will be met through the first quarter of 2004. We will likely need to pursue other financing alternatives, including additional debt financing, further sales of common stock and asset sales. We may not be able to obtain additional financing required to fund our proposed business plan in 2003 and beyond. To the extent financing is obtained, it may not be on terms beneficial to our stockholders.

We may require future funding from our majority stockholder the terms of which may be disadvantageous to us.

For the past several years a significant source of liquidity as well as long term financing has been from debt and equity financing provided by Slough, our majority stockholder. We may need to seek additional funding from Slough, although we cannot give any assurance that Slough will be willing to make additional investments in the Company. Because alternative financing may not be available, additional stock purchases or loans of additional funds from Slough could be on terms that are not advantageous to our other stockholders.

We lack diversification because our business plan is highly concentrated in coalseam gas properties in Australia.

Because we lack diversification, our financial results and condition in the near term and possibly longer term will rely significantly upon the success of our Australian operations. In the fiscal year ended September 30, 2000, we sold most of our conventional U.S. oil and gas properties after determining in early 2000 to concentrate on the exploration and development of coalseam gas properties. We sold significantly all of our remaining U.S. producing properties in May 2002. Currently, most of our efforts and resources are being expended on our coalseam gas properties located in Queensland, Australia.

Failure to pay by our only major customer could negatively affect our results of operations.

Nearly all of our Australia natural gas sales are currently made to one purchaser under two five-year gas supply contracts. Loss of revenue from this major customer due to nonpayment could have a negative impact on our results of operations.

We must successfully acquire or develop additional reserves of gas or oil in order to continue long-term production.

Our future production of gas and oil is highly dependent upon our level of success in acquiring or finding additional reserves. The rate of production from our oil and gas properties generally decreases as reserves are depleted. Since we have divested the majority of our oil and gas properties in the U.S. in connection with our focus on the Comet Ridge project in Australia, it will be important for us to continue to develop gas reserves on this project.

We have limited control over development of some of our properties because we are not the operator of those properties; we are in litigation with the former operator of our major Australian property.

As the non-operating owner of working interests in the United States, we do not have the right to direct or control with certainty the drilling and operation of wells on the properties. As a result, the rate and success of the drilling and development activities on these properties operated by others may be affected by factors outside of our control, including:

•	the timing and amount of capital expenditures;

•	the operator’s business and technical expertise and financial resources; and

•	the selection of suitable technologies for certain operational activities.

If the operators of these properties do not reasonably and prudently drill and develop these properties, then the value of our working interests may be negatively affected. We and other non-operating interest owners in the

Comet Ridge project in Queensland, Australia have brought a lawsuit against the former operator on the project for, among other claims, breach of the operating agreement. In March 2002, we became operator of the Comet Ridge project as a result of an injunction issued by the court. We will remain operator at least through the conclusion of a trial on the merits unless the former operator is successful in future appeals. If successful at trial, we will continue as operator.

The Australian gas market is currently developing.

If, as we develop and expand production of our Australian gas reserves, the Australian market for gas does not also develop and grow, we may be able to produce more gas than available markets can absorb. This could cause natural gas prices to significantly decrease, which would negatively impact our results of operations and financial condition. Unlike the United States, the market for natural gas in Queensland, Australia is not mature and is primarily based on commercial and industrial use. Although the Company expects to sell gas into New South Wales in the future, there can be no assurance of market share there.

Sales of outstanding shares may hurt our stock price.

The market price of our common stock could fall substantially if our stockholders sell large amounts of our common stock. The possibility of such sales in the public market may also hurt the market price of our securities. As of December 31, 2002, we had 39,221,489 shares of common stock outstanding. Potential future sales of our common stock include 27,419,666 shares beneficially held by our officers, directors and principal stockholders representing 64.8% of the total number of shares then outstanding. In addition, the daily trading volume of our common stock has not been significant for the past several years. Any continuous or large sales of our common stock in the open market can be expected to affect the volatility of our share price.

Competing supplies of gas in Australia could be detrimental to our earnings.

Alternative large-scale supplies of natural gas, whether from within or outside of Queensland, would significantly affect the future supply for natural gas in the Queensland market, the area of our primary focus. For example, a potential 1,988-mile gas pipeline that would connect Queensland with Papua New Guinea’s southern highlands fields has been of interest within the industry for several years. Completion of any such pipeline project or the availability of other gas supplies could lower the price of natural gas and as a result, adversely impact our earnings and financial condition.

Existing principal stockholders and management own a significant amount of our outstanding stock which gives them control of our activities.

Existing principal stockholders and management own 64.8% of the outstanding shares of our common stock. Such persons, as a practical matter, control our operations as they are able to elect all members of our board of directors.

Our reported reserves of gas and oil represent estimates which may vary materially over time due to many factors.

Generally.    Our estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, foreign exchange rates, operating and development costs and other factors. There are numerous uncertainties and uncontrollable factors inherent in:

•	estimating quantities of oil and gas reserves,

•	projecting future rates of production, and

•	timing of development expenditures.

In addition, the estimates of future net cash flows from our proved reserves and the present value of such reserves are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of our reserves and amount of estimated future net cash flows from our estimated oil and gas reserves.

Proved Reserves; Ceiling Test.    A deterioration of gas or oil prices could result in our recording a non-cash charge to earnings at the end of a quarter or year. We have incurred write-downs in the past and may do so in the future. Our proved reserve estimates are based upon our analysis of our oil and gas properties and are subject to rules set by the SEC. We periodically review the carrying value of our oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of oil and gas properties on a country-by-country basis may not exceed the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. At the end of each quarter, the test is applied using unescalated prices in effect at the applicable time and may result in a write-down if the “ceiling” is exceeded, even if prices decline for only a short period of time.

Any hedging activities we engage in may prevent us from realizing the benefits in gas or oil price increases.

To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges during certain time periods. From time to time, we have engaged in hedging activities with respect to some of our projected oil and gas production through a variety of financial arrangements designed to protect against price declines, including swaps, collars and futures agreements. We currently are not a party to any hedging contracts but may engage in hedging in the future.

Exercise of outstanding warrants and options may dilute current stockholders.

Our outstanding warrants and options could inhibit our ability to obtain new equity because of reluctance by potential equity holders to absorb potential dilution to the value of their shares. As of December 31, 2002, we had warrants and options outstanding to purchase 3,513,400 shares of our common stock at a weighted average exercise price of $2.47 representing 8.2% of the outstanding shares of common stock, assuming their full exercise. These warrants and options enable the holder to profit from a rise in the market value of our common stock with potential dilution to the existing holders of common stock.

Our board of directors can issue preferred stock with terms that are preferential to our common stock.

Our board of directors may issue up to 10,000,000 shares of cumulative preferred stock and up to 10,000,000 shares of non-cumulative preferred stock without action by our stockholders. The board of directors has the authority to divide the two classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series. Rights or preferences could include, among other things:

•	the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders,

•	greater or preferential liquidation rights which could negatively affect the rights of common stockholders, and

•	the right to convert the preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.

In addition, the ability of our board of directors to issue preferred stock could impede or deter unsolicited tender offers or takeover proposals.

We are subject to political and economic risks with respect to our Australian operations.

Our primary operations are in Australia, where we conduct natural gas exploration, development and production activities, which may be subject to:

•	political and economic uncertainties, including changes, sometimes frequent or marked, in governmental energy policies or the personnel administering them,

•	cancellation or modification of contract rights, and

•	royalty and tax increases and other risks arising out of governmental sovereignty over the areas in which we conduct our operations.

Consequently, our Australian operations may be substantially affected by factors beyond our control, any of which could negatively affect our financial performance. Further, in the event of a dispute in Australia that does not arise under the joint operating agreement for the Comet Ridge project, we may be subject to the exclusive jurisdiction of Australian courts or we may not be successful in subjecting non-U.S. persons to the jurisdiction of courts in the U.S., either of which could adversely affect the outcome of a dispute.

Our exploration rights in Australia are subject to renewal at the discretion of the government.

Gas exploration in Queensland, Australia is conducted under an ATP which is granted at the discretion of the minister for Natural Resources and Mines. Each ATP requires the expenditure of a set amount of exploration costs, and is subject to renewal every four years. On renewal of an ATP, the Minister may require reduction of the area to which the ATP applies.

We may be negatively impacted by the currency exchange rate between United States and Australia since we receive significant revenues from gas sales in Australia.

We may experience losses from fluctuations in the exchange rate between the Australian dollar and the U.S. dollar. Currently, a substantial portion of our revenues is generated from natural gas sales denominated in Australian currency. These revenues are impacted by foreign currency fluctuations. In addition, the reported value of our Australian subsidiary’s net assets is subject to currency fluctuations. Foreign revenues are also subject to special risks that may disrupt markets, including the risk of war, civil disturbances, embargo and government activities.

We face significant operating risks which may not be insurable.

Our exploration, drilling, production and transportation of oil and gas can be hazardous. Unforeseen occurrences can happen, including property title uncertainties, unanticipated pressure or irregularities in formations, blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or the environment. Even if our exploration activities discover gas and oil reserves, we may not be able to produce quantities sufficient to justify the cost. We maintain insurance against certain losses or liabilities arising from our operations in accordance with customary industry practices and in amounts that our management believes to be prudent. However, insurance is not available for all operational risks, such as the transportation and market risks we face in Australia. The occurrence of a significant event that is not fully insured could negatively impact our results of operations and financial condition.

We face significant risks that natural gas property acquisition and development will not meet expectations or will subject us to unforeseen environmental liability.

While we perform a review consistent with industry practices prior to acquiring any gas and oil property, reviews of this type are inherently incomplete. It generally is not feasible to review in-depth every individual property involved in each acquisition. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may be required to assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. Therefore, while our current projects do not include the acquisition of developed properties, future acquisitions may have a negative effect upon our operating results.

We are dependent upon the services of our President and Chief Executive Officer.

We are highly dependent on the services of our President, Chief Executive Officer and Chairman of the Board, David L. Bradshaw. The Company has a renewable employment agreement with Mr. Bradshaw with an initial term ending in June 2003, but we do not carry any key man life insurance on Mr. Bradshaw. The loss of his services could negatively impact our operations.

Uncertainty due to terrorist attacks and war may adversely impact financial results and condition, our ability to raise capital and our future growth.

The attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001 and future attacks and war risks, particularly relating to Iraq, may adversely impact our results of operation, financial condition, ability to raise capital or future growth. The impact that the terrorist attacks of September 11, 2001, may have on the oil and gas industry in general, and on us in particular, is not known at this time. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including general disruptions to commerce and the possibility that oil and gas infrastructure facilities, such as refineries, pipelines and storage structures, could be direct targets of, or indirect casualties of, an act of terror or war. In addition, war or the risk of war may also have an adverse effect on the economy. A lower level of economic activity could result in a decline in the consumption of oil and gas which will negatively affect our revenues, financial position and future growth. Furthermore, instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

PROVED OIL AND GAS RESERVES

Supplementary information concerning the Company’s estimated proved oil and gas reserves and discounted future net cash flows applicable thereto is included in Note 14 to the Company’s Consolidated Financial Statements herein.

The Company did not file any estimates or reserve reports of the Company’s proved domestic net oil or gas reserves with any governmental authority or agency other than the Securities and Exchange Commission during the year ended December 31, 2002.

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

Environmental Matters.    The Company’s business activities are subject to federal, state and local environmental laws and regulations. Compliance with these regulations increases the Company’s overall cost of doing business. These costs include production expenses primarily related to the disposal of produced water and the management and disposal of other wastes associated with drilling for and production of hydrocarbons. The

Company has incurred costs of approximately $86,000 and $25,000 in 2002 and 2001 in the United States and Australia combined to comply with environmental regulations. The Company will continue to monitor its environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

AUSTRALIA REGULATIONS

Commonwealth of Australia Regulations.    The regulation of the oil and gas industry in Australia is similar to that of the United States, in that regulatory controls are imposed at both the commonwealth (national) and state levels. Specific commonwealth regulations impose environmental, cultural heritage and native title restrictions on accessing resources in Australia. These regulations are in addition to any state level regulations. Native title legislation was enacted in 1993 in order to provide a statutory framework for deciding questions such as where native title exists, who holds native title and the nature of native title which were left unanswered by a 1992 Australian High Court (“Court”) decision. The Commonwealth and Queensland State governments have passed amendments to this legislation to clarify uncertainty in relation to the evolving native title legal regime in Australia created by the decision in a 1996 Court case. Each authority to prospect, petroleum lease and pipeline license must be examined individually in order to determine validity and native title claim vulnerability.

State of Queensland Regulations.    The regulation of exploration and recovery of oil and gas within Queensland is governed by state-level legislation. This legislation regulates access to the resource, construction of pipelines and the royalties payable. There is also specific legislation governing cultural heritage, native title and environmental issues.

Environmental Matters.    Environmental matters are highly regulated at the state level, with most states having in place comprehensive pollution and conservation regulations. In particular, petroleum operations in Queensland must comply with the Environmental Protection Act and any condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The Company has not incurred identifiable costs to comply with the foregoing regulations and management believes that any future costs will not be material and will not significantly hinder or delay the Company’s plans in Australia. However, there can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

Australia Crude Oil and Gas Markets.    The Australia and Queensland onshore crude oil and gas markets are not regulated. However, a national regulatory framework for the natural gas market in Australia has recently been established (on a state by state basis). The National Gas Access Regime (the “Regime”) has been developed by a group of government and oil and gas industry representatives. Among the objectives of the Regime are to provide a process for establishing third party access to natural gas pipelines, to facilitate the development and operation of a national natural gas market, to promote a competitive market for gas in which customers are able to choose their supplier, and to provide a right of access to transmission and distribution networks on fair and reasonable terms and conditions. The Company cannot currently ascertain the impact of the Regime, but believes it should benefit the Company.

EMPLOYEES

At December 31, 2002, the Company employed 13 persons in the United States and 30 persons in Australia on a full-time basis, including its officers. None of the Company’s employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3.    LEGAL PROCEEDINGS

The Company, TOGA and two unaffiliated working interest owners are plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas

involving the Comet Ridge project. The plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project. Tri-Star answered the allegations, and filed a counterclaim alleging tortious interference with the contracts, with the authority to prospect covering the project and with contractual relationships with vendors; commercial disparagement; foreclosure of operator’s lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. In March 2002, the court entered its Writ of Temporary Injunction (the “Injunction”) to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA. The Injunction provided for TOGA to take over operations of the project on March 22, 2002, and it did so. Tri-Star appealed the Injunction to the Texas Eighth District Court of Appeals. On January 31, 2003, the appellate court affirmed the action of the trial court in issuing the Injunction. Absent a successful appeal to the Supreme Court of Texas by Tri-Star, TOGA will continue as operator of the Comet Ridge Project at least through the conclusion of a trial on the merits, and thereafter if successful at trial. Tri-Star has filed a Petition for Review of the appellate court’s decision in the Supreme Court of Texas, and that court may, or may not, decide to review the decision of the court of appeals.

An evidentiary hearing relating to the existing mediation agreement between the parties and the obligation of the parties to arbitrate audit disputes was conducted in late April 2002. In June 2002, the Court ruled that the arbitration provisions of the mediation agreement are unenforceable, and so refused to refer any issues between the parties to arbitration. On July 10, 2002, Tri-Star filed a Notice of Accelerated Appeal of the order on arbitration issues, also in the Texas Eighth District Court of Appeals. All briefing has been completed, oral argument took place in January of 2003, and a decision is expected within the next few months. The pending appeal delays the trial on the merits, and a new trial date will not be set before the appellate proceeding is resolved. In January of 2003, the Company filed a Motion to Compel Compliance with Amended Writ of Temporary Injunction in the Midland County District Court. The Company has asked the court to compel Tri-Star to assign title in the Comet Ridge petroleum leases and ATPs to TOGA, in proportion to TOGA’s working interest, arguing that without such title TOGA, as operator, cannot fully control all aspects of the project as contemplated by the joint operating agreement and the Injunction. That motion is not yet set for hearing.

Through December 31, 2002, the Company has made payments totaling approximately $1.2 million into the registry of the court for disputed portions of joint interest billings from Tri-Star. At the appropriate time, the Court will determine the disposition of the funds paid into its registry. If the June 21, 2002 ruling on arbitration issues is upheld by the Court of Appeals, it is anticipated that the Court will, at some point, return the funds to the Company.

If all of the funds are returned, the Company will reduce its full cost pool for approximately $1 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs. If, and to the extent, such funds are awarded to Tri-Star, the Company will not record an additional expense.

In 2001 and 2000, the Company recognized write-offs of prepaid drilling costs of $900,000 and $557,000, respectively. Those write-offs related to uncollected receivables past due from Tri-Star. In September 2002, the Company recorded a gain of $282,000 for recovery of bad debt related to funds received from Tri-Star in excess of recorded receivables for unused, prepaid drilling costs.

TOGA, as operator of the Comet Ridge project, has requested that Tri-Star repay to other working interest owners $1.3 million of unapplied prepaid drilling costs. The Company’s share is $940,000 as of December 31, 2002, and the Company has recorded a fully reserved receivable, with no gain recognizable until the receivable is paid or payment is reasonably certain.

The Company may be entitled to additional damages based upon Tri-Star’s billing practices and handling of the arbitration process if the June 21, 2002 ruling is upheld on final appeal.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed and has been trading on the American Stock Exchange since April 1992. As of March 5, 2003, there were approximately 1,900 holders of record of the Company’s common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

	2002		2001
Quarter Ended	High	Low	High	Low
March 31	$2.10	$1.50	$3.99	$2.05
June 30	$1.99	$1.60	$3.80	$2.45
September 30	$2.89	$1.57	$2.45	$1.50
December 31	$2.25	$1.55	$2.25	$1.30

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain any earnings to provide funds for operations and expansion of its business.

SECURTIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below provides certain information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	443,500	$3.39	307,500
Equity compensation plans not approved by security holders	1,081,900	$2.51	—

Total	1,525,400	$2.77	307,500

At December 31, 2002, the Company had 1,081,900 warrants outstanding with directors, employees and non-employees. From time to time, the Company has offered warrants to directors and employees as an incentive to provide long term service to the Company. The terms of each warrant are negotiated. Less frequently, the Company has offered warrants to consultants as part of their compensation agreement.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-KSB, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words are intended to identify the forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in the Company’s production volumes, worldwide supply and demand which affect commodity prices for oil and gas, competing supplies of gas in Australia, the timing and extent of the Company’s success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, the ability of the Company to obtain financing for its proposed activities, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and Australia, as well as conditions in the capital markets. For a discussion of these and other risks related to the forward-looking statements contained herein, please see “Risk Factors” as discussed in Items 1 and 2. Description of Business and Properties.

OIL AND GAS RESERVES

At December 31, 2002, estimates of the Company’s total proved oil and gas reserves were 132,000 barrels and 331 Bcf, respectively. Using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, total discounted future after tax net cash flows were estimated to be $74,657,000 as of December 31, 2002, compared to $77,883,000 at December 31, 2001. The net decrease is attributable to several factors. A new Colorado discovery, Australian development drilling and acquisitions of additional Comet Ridge interests increased the discounted pre-tax net cash flow by $29 million. Accretion and accelerated production, largely arising from a new gas sales contract, added $20 million. Changes in estimated production costs and development costs decreased discounted pre-tax cash flow by approximately $15 million. Uncertainty of continuation in 2003 of the Australian gas sales agreement with QFAL reduced discounted pre-tax cash flow by $33 million. Due to the uncertainty the Company used current market prices rather than the higher contract prices for the Company’s gas contract beginning in 2005 with QFAL. The Company is not reasonably certain that it will extend the QFAL contract after March 31, 2003 in the event QFAL does not obtain adequate financing. However, the Company believes it has reasonable certainty, based upon the gas market in Queensland, Australia, that the production can be sold in the market, if not sold to QFAL. See the Supplementary Financial Information on Oil and Gas Operations in Note 14 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses and also affect the disclosure of contingent items. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.

Oil and Gas Reserves

Estimated reserve quantities and estimated future development costs are used to calculate the rate at which the Company records depreciation, depletion and amortization (DD&A) expense. The process of estimating quantities of proved reserves is inherently uncertain, and the estimates of future net cash flows and their present values from the Company’s proved reserves are based upon various assumptions about future production levels and current prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of the Company’s reserves and amount of estimated future net cash flows from the estimated oil and gas reserves. The discounted after-tax future net cash flows from the estimated reserve quantities impact the recorded value of the full cost pool as discussed below. If the estimate of proved reserve volumes declines or the estimate of future development costs increases, the DD&A expense the Company records increases, reducing net income. Certain early stage exploratory costs are excluded from costs subject to the DD&A calculation. The Company evaluates these excluded costs quarterly, and the costs are added to the DD&A base if the Company determines the costs will or will not result in commercially productive oil or gas production.

Full Cost Method of Accounting for Oil and Gas Properties

The Company accounts for its oil and gas properties using the full cost method. Under this method, the Company is required to record a permanent impairment provision if the net book value of its oil and gas properties less related deferred taxes exceeds a ceiling value equal to the present value of the future cash inflows from proved reserves, tax effected and discounted at 10%. The ceiling test is computed by country and at the end of each quarter. The oil and gas prices used in calculating future cash inflows in the United States are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile; and if the market prices at a period end date have decreased, the Company may have to record an impairment. A loss may also be generated by the transfer of significant early stage exploratory costs to the oil and gas property cost pool that is subject to the ceiling test. These losses typically occur when significant costs are transferred to the oil and gas property cost pool as a result of an unsuccessful project without commercially productive oil and gas production.

The cost of the Company’s Australian properties are recorded in a separate full cost pool, as required under the full cost method. The prices received for sales in Australia, which are used to calculate future cash inflows are primarily under long-term contracts with fixed prices, adjusted for inflation. However, while there is no volatility with respect to the price received in Australian dollars, any volatility in the exchange rate affects the U.S. dollar equivalent price received and exposes the Company to a potential recorded loss in value.

The Company does not expect to record losses attributable to its Australian or United States assets in the near term. The Company could record a loss, however if costs associated with its domestic exploration projects are added to depletable costs within the domestic full cost pool without sufficient associated oil and gas reserves. While the Company’s oil and gas properties are subject to write-downs based on product price declines, subsequent increases in value due to price increases will not be recorded. The Company would however record a lower DD&A expense, since the prior impairment would have reduced the net book value of the full cost pool.

Contingencies

The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting contingencies require the Company to use its judgment and while the

Company believes that its accruals for these matters are adequate, if the actual loss from the loss contingency is significantly different than the estimated loss, the results of operations of the Company will be impacted in the period the contingency is resolved.

In the fiscal year ended September 30, 2000 and in 2001, the Company recorded charges to expense of $557,000 and $900,000, respectively, for prepaid drilling costs that the Company had estimated would not be realized as either capital expenditures or cash refunds at that time. These sums were paid to the former operator of the Comet Ridge project in Australia, with whom the Company has been in litigation during the last few years. The Company may realize an actual loss in excess of this estimate or it may recover a portion or all of these costs depending on the actions of the former operator and the outcome of the litigation. The Company may also record gains or losses upon resolution of the Comet Ridge litigation that are unrelated to these prepaid drilling costs. Through December 31, 2002, the Company has made payments totaling approximately $1.2 million into the registry of the District Court in Midland County, Texas for disputed portions of joint interest billings from the former operator. If all of these funds are returned, the Company will reduce its full cost pool for approximately $1 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs. If the funds are awarded to the former operator, the Company will not record an additional loss.

In September 2002, the Company recorded a gain of $282,000 for recovery of bad debt related to funds received from the former operator of the Comet Ridge project in excess of recorded receivables for unused, prepaid drilling costs. The Company, as operator of the Comet Ridge project, has requested that the former operator repay to other working interest owners $1.3 million of unused prepaid drilling costs. The Company’s share is $940,000 as of December 31, 2002, and the Company has recorded a fully reserved receivable, with no gain recognized until the receivable is paid or payment is reasonably certain.

During 2003 the Company may seek alternate financing to retire its $22 million loan with TCW. See Note 4 to the Consolidated Financial Statements. If this note is retired the Company plans to purchase TCW’s overriding royalty interest in the Comet Ridge project. Upon the TCW debt retirement and purchase of the overriding royalty interest, the Company must expense in full any unamortized debt issuance and royalty conveyance costs. At December 31, 2002, these unamortized costs totaled approximately $5.8 million. In the first quarter of 2003 the Company may also be required to expense approximately $300,000 associated with a potential TCW financing that the Company elected not to utilize in March 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for recent accounting pronouncements and how the Company anticipates they will impact the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used equity and debt financings and sales of producing properties to fund most of its capital expenditures and operations during the last few years. These capital expenditures included the acquisition of additional interests in the Comet Ridge project in Queensland, Australia.

During 2002, the Company used $4,397,000 of cash in operating activities and invested cash of $27,368,000 in capital expenditures. The Company received proceeds of $10,537,000 from the sale of oil and gas assets. The operations and capital investments were funded with cash on hand at the beginning of the year of $9,415,000 and net proceeds of $13,538,000 of debt financing.

Debt financings during 2002 included $10,000,000 received from TCW and $4,000,000 received from Slough Estates USA (“Slough”), the Company’s largest shareholder. The TCW borrowing was under the credit agreement discussed below and was used for continued development of the Comet Ridge project. The $4,000,000 received from Slough was used to fund domestic projects and for general corporate purposes. In 2002, the Company made principal payments to Slough of $515,000 on the note payable associated with the drilling rig currently being used in Australia. During 2002, the Company recorded $495,000 in additional deferred financing costs, which are being amortized over the life of the TCW loan.

The Company is a party to an amended and restated Credit Agreement with TCW, whereby the Company had borrowed $22 million as of December 31, 2002 for development of the Comet Ridge project. The obligation to repay the debt is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. The Company must also make monthly payments to TCW equal to a 6% overriding royalty on the Company’s Comet Ridge project gas sales revenues before deducting other costs and royalties.

After the loan is paid in full, TCW has the option to sell this overriding royalty interest to the Company at the net present value of the royalty interest’s share of future net revenues (after certain gas delivery costs) from the then proved reserves, discounted at an effective rate of 15.865% per annum. After the loan is paid in full, the Company has the right to purchase the royalty interest from TCW for the sum of (a) the net present value of the royalty interest’s share of future net revenues (after certain gas delivery costs) from the then proved reserves, discounted at 15.865% per annum plus (b) such additional amount, if any, to provide TCW a 15.865% internal rate of return without consideration of the value in (a).

Principal payments are due quarterly beginning in March 2005 equal to 5.3875% of the unpaid principal balance, increasing to 6.59% in March 2006, decreasing to 5.91% in March 2007 and increasing to 7.09% in March 2008. The outstanding principal balance is due in full on December 31, 2008. If the Company fails to make principal payments as required by the amended Credit Agreement, TCW may require all obligations to be immediately due and payable. The amended Credit Agreement requires that TOGA maintain working capital of at least $500,000. At December 31, 2002, the Company had met all debt covenants under the Credit Agreement with TCW.

At December 31, 2002, the Company owed Slough $5,910,000. The loan balance on the rig note payable at December 31, 2002 was $1,910,000. Principal payments on the rig loan are due monthly for rents received from the drilling contractor during the month. The loan bears interest at a rate of 10% per annum payable monthly and the note matures on October 31, 2004. The $4 million borrowed from Slough during 2002 is due and payable on July 30, 2004 and bears an interest rate of LIBOR plus 3.5%, which is currently 4.92%.

The Company’s 90%-owned Australian subsidiary, TOGA, acquired the drilling rig (“Soilmec rig”) and related equipment from the manufacturer for a total cost of approximately $2.7 million. TOGA acquired the Soilmec rig for lease to Mitchell Drilling Contractors Pty. Ltd. (“Mitchell”) in Queensland, Australia to drill wells on the Comet Ridge project under a turnkey drilling contract that would provide for accelerated drilling at a lower cost. TOGA leased the drilling rig to Mitchell under the terms of an agreement that provides that Mitchell use the rig to drill on the Comet Ridge project and TOGA’s other ATPs. To the extent the rig is not being used for TOGA’s drilling activities, it may, with TOGA’s consent, be used by Mitchell to drill wells for others. The lease payments are structured to be due and payable with the drilling of each well. No interest or finance charge accrues on the lease, but the Company benefits from reduced costs to drill each well on the Comet Ridge project or its other ATPs. In the case of drilling on the Comet Ridge project, the Company’s co-owners also benefit from their proportionate share of any cost reductions. In 2001, Mitchell also received a two-year option to buy the rig and related equipment at TOGA’s net cost remaining after lease payments. In 2002, this option to buy was extended until the earlier of the drilling of 48 wells by Mitchell on the Comet Ridge project or April 2006.

During 2002, the rig was used to drill or complete 12 wells on ATP 526 and two wells for a third party. The Company received rents during 2002 totaling $515,000 and an additional $80,000 in early 2003.

The Company has various commitments in addition to its long-term debt. During the year ended December 31, 2001 and 2002 total operating lease expense for office space and equipment was $241,000 and $368,000 respectively. The following table summarizes the Company’s contractual obligations at December 31, 2002 (in thousands):

Contractual Obligation	Total	2003	2004	2005	2006	Thereafter
Long-term debt	$27,899	$—	$5,910	$4,740	$5,800	$11,449
Operating leases for office space	$1,297	$400	$377	$283	$114	$123
Operating leases for equipment	$338	$96	$96	$90	$33	$23

The Company has been in litigation with the operator of the Comet Ridge project, Tri-Star Petroleum (“Tri-Star”) over cost and other operational issues and in March 2002 was granted injunctive relief by an order of the District Court in Midland County, Texas, temporarily removing Tri-Star as operator and naming TOGA as successor operator pending a trial that has been delayed by two appeals filed by Tri-Star during 2002. In January 2003, the Court of Appeals for the Eighth District of Texas affirmed the order in favor of the Company issued by the District Court. Tri-Star has filed a Petition for Review of the appellate court’s decision in the Supreme Court of Texas, and that court may, or may not, decide to review the decision of the court of appeals.

Through December 31, 2002, the Company has made payments totaling approximately $1.2 million into the registry of the court for disputed portions of joint interest billings from Tri-Star. At the appropriate time, the Court will determine the disposition of the funds paid into its registry. If the June 21, 2002 ruling on arbitration issues is upheld by the Court of Appeals, it is anticipated that the Court will, at some point, return the funds to the Company. If all of the funds are returned, the Company will reduce its full cost pool for approximately $1 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs. If, and to the extent, such funds are awarded to Tri-Star, the Company will not record any additional expense.

The table below provides a detailed analysis of capital expenditures of $27.4 million during the year ended December 31, 2002.

Capital Expenditures Activity

(in thousands)

Australia:
Comet Ridge acquisitions	$7,527
Comet Ridge drilling and completion	11,892
Comet Ridge facilities and equipment	2,969
Other	65
Domestic:
Leasehold acquisitions	1,487
Nine Mile drilling and completion	1,247
Lay Creek drilling and completion	1,946
Other	235

Total	$27,368

Included within 2002 capital spending is $466,000 of capitalized interest expense associated with the Company’s Australian and domestic properties.

Proceeds from asset sales of $10,537,000 during the nine months ended December 31, 2002 included $4,800,000 from the sale of interests in the Frenchman and Republican prospects, $4,100,000 from the sale of the West Buna properties, $595,000 received from the sale of a 50% interest in the Nine Mile prospect in Colorado and $1,042,000 in reimbursed Lay Creek drilling costs under the terms of a 2001 purchase and sale agreement with Koch.

Year Ended December 31, 2001

During 2001, the Company used $4,316,000 of cash in operating activities and invested cash of $17,465,000 in capital expenditures and other investing activities. The Company received proceeds of $2,782,000 from the sale of oil and gas assets. The operations and capital investments were funded with net proceeds of $26,835,000 of debt and equity financing.

In the fourth quarter of 2001, the Company received approximately $25,575,000 from the issuance of 13,823,902 shares of its common stock through a shareholder rights offering. Following the offering, there were 38,971,489 total outstanding shares. Costs related to the offering totaling $610,000 were recorded as a reduction of paid in capital. Slough participated in the rights offering, acquiring 78% of the shares issued and increasing its beneficial ownership percentage in the Company from 52% to 62%.

In June 2001, the Company issued 675,000 shares of common stock to an individual in exchange for a 2.5% interest in the Comet Ridge project in Australia. The stock was valued at $2.50 per share at closing for a purchase price of approximately $1,688,000.

In 2001, the Company issued to Slough 385,821 shares of TOGA stock valued at $1,074,000 in exchange for Slough’s cancellation of its contractual payment right to a portion of the Company’s revenues from the Comet Ridge project. Slough had received this contractual payment right in fiscal 1999 in connection with its project-financing loan to the Company for an eight-well drilling program in the Comet Ridge project.

Debt financings during 2001 included $12,000,000 received from TCW and $12,500,000 from Slough. The loans from Slough included $2,500,000 for the purchase of a drilling rig to be used in Australia and $10,000,000 in advances used for other capital expenditures and operations. The TCW loan advances were used to repay a Comet Ridge project-financing loan from Slough of $4,406,000, fund TCW-approved drilling costs of $6,580,000 and for restricted working capital of $1,014,000. The Company used $17,500,000 of the proceeds from the rights offering to repay Slough all of the loans advanced for general corporate purposes (the $7,500,000 balance as of December 31, 2000 and $10,000,000 advanced during 2001). In 2001, the Company made principal payments of $75,000 to Slough against the loan for $2.5 million and $11,000 was paid to TCW under the Credit Agreement. Deferred financings costs, which are being amortized over the life of the loan, totaled $1,056,000 as of December 31, 2001 and included $783,000 incurred during 2001 and $273,000 of costs incurred prior to 2001.

The Company’s total capital expenditures in 2001 of $20,219,000 included cash investments totaling $17,457,000 and non-cash investments of $2,762,000. Additions to property, plant, and equipment in Australia totaled $12,725,000 and included capital costs totaling $8,946,000 related to its Comet Ridge project and approximately $2,717,000 to purchase the Soilmec drilling rig discussed previously. In addition, TOGA spent $1,062,000 in exploration costs on its other ATP’s.

In the United States, total capital expenditures were $7,494,000. The Company invested $5,202,000 in acreage and other costs related to exploration projects in Colorado. The Company drilled two development wells on its West Buna properties in east Texas at a cost of $833,000. These wells were previously included in the Company’s proved undeveloped reserves. Exploration costs incurred during 2001 of $1,173,000 included $729,000 of drilling costs on the Lay Creek project in Colorado and approximately $444,000 invested in the Hanna Basin project in Wyoming. The Company capitalized $286,000 of interest expense associated with its unevaluated properties. During 2001, the Company received $739,000 from Koch Exploration Company for reimbursement of the Lay Creek drilling costs incurred. The Company also received $2,043,000 from Koch as consideration for the 50% interest in the Lay Creek project.

Exploration and Development Drilling Commitments

The Company’s anticipated capital expenditures during 2003 total approximately $42 million. In Australia, the Company expects to incur capital costs of $29 million, of which $16 million would be for development drilling and for equipment and facilities required to gather anticipated gas production volumes, $7 million would be for exploration activities on ATP 526 and $6 million would be for acquisition of additional Comet Ridge interests. The Company plans to incur $7 million for its net share of the costs to drill 14 wells in its Lay Creek project, $3 million for its net share of the costs to drill five wells in its Nine Mile project and to incur approximately $3 million on its remaining exploration and development projects in the United States and Australia.

Of the $42 million described above, the Company has determined approximately $30 million is discretionary and will be expended only if the Company obtains additional capital as described below.

The Company anticipates funding operations, and domestic and Australian non-discretionary exploratory capital expenditures for 2003 using (a) cash on hand at December 31, (b) net gas revenues, and (c) $25 million in long term borrowings from Slough Trading Estates Limited. See Note 2 to the Consolidated Financial Statements. In order to fund discretionary capital expenditures in 2003 in excess of these cash resources and to fund capital expenditures beyond 2003, the Company contemplates that it will require alternative sources of capital. Additional sources of funding are expected to include additional debt financings and asset sales. With the sale of interests in its prospective acreage, the Company expects to generate cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

	Year Ended		Increase (Decrease)	% Increase (% Decrease)
	December 31 2002	December 31 2001
Worldwide operations:
Operating revenue	$4,934,000	$3,508,000	$1,426,000	41%
Other revenue	$126,000	$49,000	$77,000	157%
Gas volumes (Mcf)	3,765,000	2,439,000	1,326,000	54%
Oil volumes (Bbls)	11,000	17,000	(6,000)	(35%)
Average gas price per Mcf	$1.25	$1.27	$(0.02)	(2%)
Average oil price per Bbl	$19.11	$24.10	$(4.99)	(21%)
Operating expense	$3,136,000	$2,340,000	$796,000	34%
Average lifting cost per Mcf equivalent (“Mcfe”) sold	$0.82	$0.92	$(0.10)	(11%)
General and administrative	$4,976,000	$4,257,000	$719,000	17%
Depreciation, depletion and amortization (“DD&A”)	$1,472,000	$1,017,000	$455,000	45%
Interest expense	$3,051,000	$2,848,000	$203,000	7%

Australia operations:
Operating revenue	$4,350,000	$2,606,000	$1,744,000	67%
Gas volumes (Mcf)	3,697,000	2,339,000	1,358,000	58%
Average gas price per Mcf	$1.22	$1.11	$0.11	10%
Operating expense	$2,472,000	$1,508,000	$964,000	64%
Average lifting cost per Mcf sold	$0.67	$0.64	$0.03	4%
Oil and gas property DD&A	$1,071,000	$740,000	$331,000	45%
Other DD&A	$145,000	$26,000	$119,000	458%
Oil and gas property DD&A rate per Mcfe volumes sold	$0.29	$0.32	$(0.03)	(8%)

Domestic operations:
Operating revenue	$584,000	$902,000	$(318,000)	(35%)
Gas volumes (Mcf)	68,000	100,000	(32,000)	(32%)
Oil volumes (Bbls)	11,000	17,000	(6,000)	(35%)
Average gas price per Mcf	$3.10	$4.83	$(1.73)	(36%)
Average oil price per Bbl	$19.11	$24.10	$(4.99)	(21%)
Operating expense	$664,000	$832,000	$(168,000)	(20%)
Average lifting cost per Mcfe sold	$4.96	$4.10	$0.86	21%
Oil and gas property DD&A	$207,000	$203,000	$4,000	2%
Other DD&A	$49,000	$48,000	$1,000	2%
Oil and gas property DD&A rate per Mcfe volumes sold	$1.54	$1.00	$0.54	54%

The Company incurred a net loss of $4,811,000 in 2002 compared to a net loss of $7,176,000 in 2001. The reduced loss in 2002 as compared to 2001 resulted primarily from $2.2 million in gains on the sale of two U.S. properties recorded during 2002.

Revenues and Volumes

While revenues, gas and oil volumes in the U.S. decreased due to the sale of substantially all of U.S. producing properties in May 2002, gas volumes sold in Australia increased 58% due to increased gas sales from existing wells and also from new wells drilled and connected to the gathering system during 2002. Gas revenues in Australia increased 67% as a result of the sales volume increase, favorable exchange rate changes and sales price increases during 2002.

In natural gas production operations, joint owners sometimes sell more or less than the production volumes to which they are entitled based on their revenue ownership interest. The joint operating agreement includes gas balancing provisions to govern production allocations in this situation. The Company records a natural gas imbalance in other liabilities if any excess takes of natural gas exceed its remaining proved reserves for the property. As of December 31, 2002, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 1,029,000 Mcf. Based on the average price of $1.22 per Mcf received during 2002 from these sales, this represents $1,255,000 in gas revenues. No liability has been recorded for the excess volumes taken as they do not exceed the Company’s share of remaining proved reserves. Under the terms of the gas balancing agreement, the Company may be required to reduce the monthly volumes it sells by up to 50% of its entitled share of sales, to enable underproduced parties to sell more than their entitled share of the gas sales and cure the imbalance.

Expenses and Foreign Exchange Gains/Losses

Operating expenses in Australia increased 64% along with increased sales volumes. The 4% increase in Australian lifting costs per Mcf relates to activity at the Comet Ridge Fairview field. The increase consists of (a) a 5% decrease for field-wide cost efficiencies and (b) a 9% increase related to the Company’s acquisition of additional interests in the Fairview field. Cost efficiencies occurred when total field costs increased proportionately less than field sales volumes increased in 2002 over 2001. The acquisitions increased the Company’s share of field-wide costs and entitled share of gas sales, but reduced for 2002 the Company’s actual gas sales volumes in excess of entitled volumes because of underproduction of the acquired interests. As a result, the Company’s share of lifting costs increased in 2002 greater than the Company’s share of gas sales volumes did. Domestic operating expenses decreased significantly due to the U.S. property sales.

General and administrative expenses for 2002 increased 17% when compared to 2001, primarily due to costs associated with assuming operations of the Comet Ridge project.

In Australia, oil and gas property DD&A expense increased 45% due to increased sales volumes. Other DD&A in Australia increased $119,000 due to depreciation associated with a drilling rig the Company acquired for use on the Comet Ridge project. See Note 6 to the Consolidated Financial Statements. Domestic oil and gas property DD&A increased in 2002 by 2%, despite the sale of nearly all of the Company’s producing properties, as the DD&A rate increased 54% as a result of a significant domestic reserve valuation reduction associated with lower gas prices at December 31, 2001.

During 2002, the Company recorded $2.2 million in gains on domestic property sales. The Company also recovered $282,000 in prepaid drilling costs as compared to $900,000 for impairment of prepaid drilling costs in 2001. The recovery of prepaid drilling costs is due to funds received from Tri-Star in excess of recorded receivables for unused, prepaid drilling costs. See Note 12 to the Consolidated Financial Statements.

Interest expense increased to $3,051,000 from $2,848,000 or 7%, primarily due to an increase in long-term debt outstanding for most of 2002.

Foreign currency exchange losses in 2002 were $33,000 compared to a loss of $5,000 in 2001 because the equivalent U.S. dollar value of the Australian dollar remained relatively stable during 2001 and increased slightly during 2002.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements appear on pages 26 through 55 in this report:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tipperary Corporation:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 26, 2003

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except per share data)

ASSETS	December 31 2002	December 31 2001
Current assets:
Cash and cash equivalents	$1,725	$9,415
Restricted cash	546	1,312
Receivables	1,863	2,518
Prepaid drilling costs	—	2,821
Other current assets	290	293

Total current assets	4,424	16,359

Property, plant and equipment, at cost:
Oil and gas properties, full cost method	75,395	74,005
Other property and equipment	3,827	3,903

	79,222	77,908

Less accumulated depreciation, depletion and amortization	(4,882)	(23,486)

Property, plant and equipment, net	74,340	54,422

Deferred loan costs	5,751	6,726
Other noncurrent assets	238	20

	$84,753	$77,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,231
Accounts payable	1,384	4,022
Accrued liabilities	1,970	1,004
Royalties payable	130	234

Total current liabilities	3,484	7,491

Long-term debt, net of current portion	27,899	12,183
Minority interest	603	734
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock:
Cumulative; par value $1.00; 10,000,000 shares authorized; none issued	—	—
Non-cumulative, par value $1.00; 10,000,000 shares authorized; none issued	—	—
Common stock; par value $.02; 50,000,000 shares authorized; 39,231,087 shares issued and 39,221,489 shares outstanding at December 31, 2002; 38,981,087 issued and 38,971,489 outstanding at December 31, 2001	785	780
Capital in excess of par value	149,953	149,499
Accumulated deficit	(97,946)	(93,135)
Treasury stock, at cost; 9,598 shares	(25)	(25)

Total stockholders’ equity	52,767	57,119

	$84,753	$77,527

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31 2002	Year Ended December 31 2001
Revenues	$5,060	$3,557

Costs and expenses:
Operating	3,060	2,218
General and administrative	4,976	4,257
Depreciation, depletion and amortization	1,472	1,017
Gain on sale of oil and gas properties	(2,166)	—
Impairment (recovery) of prepaid drilling costs	(282)	900

Total costs and expenses	7,060	8,392

Operating loss	(2,000)	(4,835)

Other income (expense):
Interest and other income	143	129
Interest expense	(3,051)	(2,848)
Foreign currency exchange loss	(33)	(5)

Total other expense	(2,941)	(2,724)

Loss before income taxes	(4,941)	(7,559)
Income tax benefit	—	(1)
Deferred income tax expense	—	—

Loss before minority interest	(4,941)	(7,558)
Minority interest in loss of subsidiary	130	382

Net loss	$(4,811)	$(7,176)

Net loss per share—basic and diluted	$(.12)	$(.28)

Weighted average shares outstanding—basic and diluted	39,123	25,842

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Capital in excess of par value	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2000	24,473	$490	$123,013	$(85,959)	10	$(25)	$37,519
Net loss	—	—	—	(7,176)	—	—	(7,176)
Common stock issued
to acquire oil and gas property	675	14	1,674	—	—	—	1,688
for cash	13,823	276	24,812	—	—	—	25,088

Balance at December 31, 2001	38,971	780	149,499	(93,135)	10	(25)	57,119
Net loss	—	—	—	(4,811)	—	—	(4,811)
Common stock issued
to acquire oil and gas property	250	5	445	—	—	—	450
compensatory warrants granted	—	—	9	—	—	—	9

Balance at December 31, 2002	39,221	$785	$149,953	$(97,946)	10	$(25)	$52,767

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31 2002	Year Ended December 31 2001
Cash flows from operating activities:
Net loss	$(4,811)	$(7,176)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and Amortization	1,472	1,017
Amortization of deferred loan costs	1,470	1,302
Compensatory warrants granted	9	—
Minority interest in loss of subsidiary	(130)	(382)
Gain on sale of oil and gas properties	(2,166)	—
Deferred income tax expense	—	—
Change in assets and liabilities
(Increase) decrease in receivables	116	(205)
(Increase) decrease in prepaid drilling costs and other current assets	3	(683)
Increase (decrease) in accounts payable and accrued liabilities	(256)	1,809
(Decrease) increase in royalties payable	(104)	2

	414	2,860

Net cash used by operating activities	(4,397)	(4,316)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties, net of expenses	10,537	2,782
Capital expenditures	(27,368)	(17,457)
Additional investing activities	—	(8)

Net cash used by investing activities	(16,831)	(14,683)

Cash flows from financing activities:
Proceeds from borrowings	14,000	24,500
Principal repayments	(515)	(21,992)
Proceeds from issuance of stock and warrants	—	25,575
Decrease in restricted cash	766	147
Payment of dividends	—	—
Payments for other financing activities	(713)	(1,395)

Net cash provided by financing	13,538	26,835

Net increase (decrease) in cash and cash equivalents	(7,690)	7,836
Cash and cash equivalents at beginning of year	9,415	1,579

Cash and cash equivalents at end of year	$1,725	$9,415

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,177	$1,879
Non-cash investing and financing activities—
Issuance of stock to acquire oil and gas properties	$450	$1,688
Receivable from sale of oil and gas properties	$—	$1,158
Issuance of subsidiary stock in exchange for contractual payment rights	$—	$1,074
Deferred financing costs	$—	$6,843
Net increase in payables for capital Expenditures		$431

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tipperary Corporation and its subsidiaries (the “Company”) are principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalseam gas properties, with its major producing property located in Queensland, Australia. The Company’s activities in Australia are conducted through its 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd (“TOGA”). In May and June of 2002, the Company acquired an additional 8% in undivided interests in the Comet Ridge project as described in Note 4. As of December 31, 2002, the Company and its subsidiaries owned a 73% undivided capital interest in the Comet Ridge project. The Company also holds exploration permits in Queensland and is involved in coalseam gas and conventional gas exploration in the United States through three projects in Colorado. The Company seeks to increase its reserves through exploration and development projects. During fiscal 2000, the Company disposed of a majority of its conventional oil and gas properties in the United States. During 2002, the Company sold significantly all of the remainder of its domestic producing properties. The Company is a majority owned subsidiary of Slough Estates USA Inc. (“Slough”). At December 31, 2002, Slough held 61.3% of the Company’s outstanding common stock.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Tipperary Corporation, its wholly-owned subsidiaries, Tipperary Oil & Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, TOGA. Slough owns the remaining 10% of TOGA. All intercompany transactions and balances have been eliminated.

Liquidity and Operations

The Company’s anticipated capital expenditures during 2003 total approximately $42 million. In Australia, the Company expects to incur capital costs of $29 million, of which $16 million would be for development drilling and for equipment and facilities required to gather anticipated gas production volumes, $7 million would be for exploration activities on ATP 526 and $6 million would be for acquisition of additional Comet Ridge interests. The Company plans to incur $7 million for its net share of the costs to drill 14 wells in its Lay Creek project, $3 million for its net share of the costs to drill five wells in its Nine Mile project and to incur approximately $3 million on its remaining exploration and development projects in the United States and Australia.

Of the $42 million described above, the Company has determined approximately $30 million is discretionary and will be expended only if the Company obtains additional capital as described below.

The Company anticipates funding operations and domestic and Australian non-discretionary exploratory capital expenditures for 2003 using (a) cash on hand at December 31, (b) gas revenues, and (c) $25 million in long term borrowings from Slough Trading Estates Limited, an affiliate of Slough. See Note 2. In order to fund discretionary capital expenditures in 2003 in excess of these cash resources and to fund capital expenditures beyond 2003, the Company contemplates that it will require alternative sources of capital. Additional sources of funding are expected to include additional debt financings and asset sales. With the sale of interests in its prospective acreage, the Company expects to generate cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

Use of Estimates and Significant Risks

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to the recoverability of prepaid drilling costs and the determination of oil and gas reserve quantities and future net cash flows. Actual results could differ from those estimates.

The Company is subject to a number of risks and uncertainties inherent in the oil and gas industry. Among these are risks related to fluctuating oil and gas prices, uncertainties related to the estimation of oil and gas reserves and the value of such reserves, effects of competition and extensive environmental regulation, risks associated with the search for and the development of oil and gas reserves, uncertainties related to foreign operations, and many other factors, many of which are beyond the Company’s control. The Company’s financial condition and results of operations depend significantly upon the prices received for natural gas. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2002 and 2001, the Company had $546,000 and $1,312,000, respectively, that is restricted under the terms of the credit agreement discussed in Note 4.

Concentrations of Credit Risk

The Company maintains demand deposit accounts with two banks in Denver, Colorado and one bank in Brisbane, Queensland, Australia and invests cash in money market accounts which the Company believes have minimal risk of loss.

The Company sells gas and oil production to various purchasers. The risk of non-payment by the purchasers is considered minimal, and the Company does not obtain collateral for its receivables.

Financial Instruments

At December 31, 2002, based on rates available for similar types of debt, the Company believes that the fair value of its long-term debt was not materially different from its carrying amount.

Derivative Instruments and Hedging Activities

The Company has periodically used derivatives to hedge a portion of its U.S. crude oil and natural gas production. In the future, the Company may enter into derivative contracts to mitigate the risk of foreign currency exchange rate fluctuations.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Effective with the adoption of SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income along with an offsetting adjustment to the basis of the item being hedged for fair value hedges or deferred in other comprehensive income to the extent the hedge is effective for cash flow hedges. To qualify for hedge accounting, the derivative must qualify as either a fair-value, cash-flow or foreign-currency hedge.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not hedged any of its production since March 2000. The Company did not hedge its foreign currency exchange risk during 2002 or 2001.

Property, Plant and Equipment

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation, depletion and amortization (“DD&A”). Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. See Note 5. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. A separate cost center is maintained for expenditures applicable to each of the United States and Australia, the two countries in which the Company conducts exploration and production activities.

Repairs and maintenance are expensed; renewals and betterments are capitalized. Certain indirect costs, including a portion of salaries, overhead and interest expense have been capitalized to the full cost pool.

Upon sale or retirement of property, plant and equipment other than oil and gas properties, the applicable costs and accumulated depreciation are removed from the accounts and a gain or loss is recognized in the current period.

Revenue Recognition and Gas Imbalances

The Company recognizes oil and natural gas revenue from its interests in producing wells as natural gas and oil is produced and sold from those wells. The Company uses the sales method of accounting for these revenues. Under the sales method, revenues are recognized based on actual volumes sold to purchasers. With natural gas production operations, joint owners may take more or less than the production volumes entitled to them under the governing operating agreement. The Company records a natural gas imbalance in other liabilities if its excess takes of natural gas exceed its remaining proved reserves for the property. As of December 31, 2002, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 1,029,000 Mcf. Based on the average price of $1.22 per Mcf received during 2002 from these sales, this represented $1,255,000 in gas revenues. No liability has been recorded for the excess volumes taken, as they do not exceed the Company’s share of remaining proved reserves. Under the terms of the governing gas balancing agreement, the Company may be required to reduce the monthly volumes it sells by up to 50% of its entitled share of sales, to enable underproduced parties to sell more than their entitled share of the gas sales and cure the imbalance.

The Company receives rental income for the use of a drilling rig owned by TOGA and leased to a third party drilling contractor in Australia. See Note 6. The Company includes in revenue and expense rental income and depreciation expense when the rig is used to drill wells for other parties. Rig rental income and depreciation expense are capitalized to the Company’s Australia full cost pool, rather than recorded as income and expense, when the rig is used to drill wells on the Company’s properties.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of oil and gas properties is provided using the units-of-production method computed using proved oil and gas reserves.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Statements of Financial Accounting Standards Nos. 148 and No. 123 encourage, but do not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. At December 31, 2002, the Company had two stock-based employee option plans and warrants issued to Directors, Employees and Non-Employees, which are described more fully in Note 10. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and has applied the disclosure provisions of FAS 123 and 148. Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 148 and 123 are presented below.

	Year Ended December 31 2002	Year Ended December 31 2001
Net income (loss) as reported	$(4,811,000)	$(7,176,000)
Add:
Total compensation cost included in reported net income (loss), net of tax	—	—
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(241,000)	(269,000)

Pro forma net income (loss)	$(5,052,000)	$(7,445,000)
Earnings (loss) per share
Basic and diluted—as reported	$(.12)	$(.28)
Basic and diluted—pro forma	$(.13)	$(.29)

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Costs

Costs incurred to obtain financing through the issuance of stock are accounted for as a reduction of the related proceeds. Costs attributable to raising debt financing, including the present value of future royalty payments, are capitalized and amortized over the term of the related credit agreement.

Minority Interest

Slough’s 10% ownership in TOGA has been accounted for as a minority interest in the accompanying Consolidated Financial Statements.

Significant Customers

In the United States, the Company has sold its oil and gas production to several purchasers during the past several years, generally under short-term contracts. The Company had domestic sales in excess of 10% of total U.S. revenues to BP America Production Co. and Smith Production Inc. of 54% and 40%, respectively in 2002 and 77% and 22%, respectively in 2001. In Australia, the Company had sales in excess of 10% of total Australian revenues to ENERGEX Retail Pty Ltd. of 97% and 100% in 2002 and 2001, respectively. Since multiple purchasers compete to purchase both oil and gas from the Company’s properties in both the United States and Australia, the Company does not believe that the loss of any single existing purchaser would have a material adverse impact on its ability to sell its production to another purchaser at similar prices. Nonpayment by such purchasers, however, could adversely affect operating results.

Segment Information

The Company has one business segment; oil and gas exploration, development and production. The Company operates in two geographic areas, the United States and Australia. See Notes 13 and 14.

Issuance of Subsidiary Common Stock

Sales of stock by a subsidiary are accounted for as capital transactions. No gain or loss is recognized on these transactions.

Impact of New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. As of December 31, 2002, the Company has no interests in any such entities. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123,” which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors more frequent disclosure about the cost of employee stock options. The Company will continue to apply the disclosure only provisions of both SFAS 123 and SFAS 148.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not believe that SFAS 146 will have a material effect on its results of operations or financial position.

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

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less selling costs, whether reported in continuing operations or in discontinued operations. SFAS 144 changes the reporting of discontinued operations to include all components of an entity with operations that can be segregated from the rest of the entity and that will be eliminated from the ongoing operations of the entity as a result of a disposal transaction. The Company adopted SFAS 144 effective January 1, 2002; however, because the Company uses the full cost method of accounting, the provisions of Rule 4-10 in Regulation S-X must be followed in accounting for the Company’s oil and gas operations instead of those in SFAS 144.

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

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company will adopt SFAS 143 effective January 1, 2003. The adoption will add $600,000 or less to assets and liabilities and will not have a material effect on the Company’s financial position or results of operations.

NOTE 2—RELATED PARTY TRANSACTIONS

In March 2003, the Company entered into two credit facility agreements allowing the Company to borrow on an unsecured basis up to $25 million from Slough Trading Estate Limited (“STEL”), a UK company and wholly-owned subsidiary of Slough Estates plc, parent of Slough. Interest is 13% per annum, payable quarterly, and the loans mature on April 2, 2012. The Company may repay the loans in whole or in part without prepayment penalties. STEL may demand repayment prior to the maturity date provided that STEL gives 18-month notice following TCW approval or the Company’s repayment of its $22 million loan from TCW. The Company may continue to borrow on the STEL credit facilities during the 18-month notice period. The Company will use $4.7 million of the facilities to repay Slough for loans received in the weeks preceding the signing of the credit facility agreements. Approximately two-thirds of the $25 million will be available to TOGA directly and in Australian dollars. Borrowings by TOGA may be used for exploration, development, and production costs of the Comet Ridge project as well as TOGA’s general and administrative costs and interest expense. Other Company borrowings may be used for general corporate purposes.

At December 31, 2002, the Company owed Slough $5,910,000 under two lending agreements. The first obligation, a loan for a drilling rig, is evidenced by a note payable with a balance of $1,910,000 at December 31, 2002. Principal payments on the rig loan are due monthly from rents received from the drilling contractor during the month. However, there are no mandatory principal payments prior to its maturity date. The loan bears interest at a rate of 10% per annum payable monthly and the note matures on July 31, 2004. The remianing $4 million owed Slough was borrowed during 2002, is due and is evidenced by a second note payable on April 30, 2004 which bears an interest rate of LIBOR plus 3.5% (4.92% as of December 31, 2002).

At November 30, 2001, the Company had a corporate loan of $17,500,000 due Slough. The Company retired this debt on December 5, 2001 with proceeds from a common stock rights offering. See Note 10.

NOTE 3—OIL AND GAS PROPERTY SALES

On November 27, 2002, the Company sold to Kerr-McGee Rocky Mountain Corporation (“Kerr-McGee’), an unaffiliated third party, interests ranging from 75% to 80% in the Frenchman and Republican prospects in eastern Colorado for $4,800,000. The Company retained the remaining 25% to 20% interests in the acreage. The Company and Kerr-McGee simultaneously entered into a joint operating agreement designating Kerr-McGee as operator and have now begun exploration activities. As a result of the sale, the Company recorded a $1,400,000 gain.

On May 24, 2002, the Company sold all of its undivided interests in the West Buna field in Jasper and Hardin counties, Texas to Delta Petroleum Corporation (“Delta”), an unaffiliated third party, for $4.1 million in cash. Following the sale, the Company has negligible domestic producing assets. The Company reported total natural

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gas equivalent proved reserves of approximately 4.3 billion cubic feet and a present value, discounted at 10%, of approximately $5.8 million for the Texas property as of December 31, 2001. The Company recognized a gain of $766,000 on the sale.

As of December 31, 2002, the Company has eliminated from its consolidated balance sheet $20.4 million in evaluated domestic property costs and $20.4 million in accumulated depreciation, depletion and amortization associated with properties sold or abandoned through June 30, 2002. The elimination of these amounts had no effect on the Company’s net property, plant and equipment balances.

In February 2002, the Company sold a 60% interest in the Nine Mile Prospect, a conventional oil and gas exploration prospect, which is located in Moffat County, Colorado, to Elm Ridge Resources, an unaffiliated third party, for approximately $595,000. The purchaser also agreed to pay one-half of the Company’s drilling costs to an agreed casing point on the first well for its 40% retained interest.

The Company has a 50% working interest in and serves as operator of the Lay Creek project in Moffat County, Colorado. The project covers various leasehold interests in approximately 82,000 acres. Koch Exploration Company (“Koch”), an unaffiliated third party, holds the remaining 50% working interest under the terms of an agreement to jointly conduct exploratory drilling over this area. Koch paid the Company approximately $2 million cash for this interest at closing in May 2001. Koch has also paid the Company an additional $2 million it was obligated to pay per the purchase and sale agreement for reimbursement of the Company’s share of costs to drill and complete wells on the project acreage.

NOTE 4—COMET RIDGE PROJECT FINANCING AND ACQUISITIONS

The Company is a party to an amended and restated Credit Agreement with TCW Asset Management Company (“TCW”), whereby the Company had borrowed $22 million as of December 31, 2002 for development of the Comet Ridge project. The obligation to repay the debt is evidenced by senior secured promissory notes bearing interest at the rate of 10% per annum and payable quarterly. The Company must also make monthly payments to TCW equal to a 6% overriding royalty on the Company’s Comet Ridge gas sales revenues before deducting other costs and royalties.

After the loan is paid in full, TCW has the option to sell this overriding royalty interest to the Company at the net present value of the royalty interest’s share of future net revenues (after certain gas delivery costs) from the then proved reserves, discounted at an effective rate of 15.865% per annum. After the loan is paid in full, the Company has the right to purchase the royalty interest from TCW for the sum of (a) the net present value of the royalty interest’s share of future net revenues (after certain gas delivery costs) from the then proved reserves, discounted at 15.865% per annum plus (b) such additional amount, if any, to provide TCW a 15.865% internal rate of return without consideration of the value in (a).

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

Upon receipt of the initial funding, the Company recorded deferred financing costs of approximately $6,800,000, which was the then present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced the book value of oil and gas properties and is being amortized as interest expense over the life of the loan. Deferred loan costs at December 31, 2002 also include approximately $1,683,000 of other costs incurred to obtain the TCW financing, which are likewise being amortized as interest expense over the life of the loan.

During 2001, the Company increased its interest in the Comet Ridge project from 62.25% to 65%. In June 2001, the Company acquired a 2.5% capital-bearing interest for $1,688,000. The purchase price was paid to the seller with the issuance of 675,000 shares of the Company’s restricted common stock with a value of $2.50 per share on the date the transaction closed. The Company acquired an additional .25% interest in the Comet Ridge project for approximately $169,000 in cash during August 2001, bringing the Company’s total capital-bearing interest to 65%.

On May 24, 2002, the Company acquired for $5.55 million a 5% interest in the Comet Ridge project from Delta and an option to purchase Delta’s interests of 2.5% or less in each of six other Authority to Prospect areas that have no proved reserves. The purchase price included $4.8 million in cash, $300,000 in assumed obligations, and 250,000 unregistered shares of the Company’s common stock valued at $450,000. This acquisition increased the Company’s total capital-bearing interest in the Comet Ridge project from 65% to 70%.

On June 3, 2002, the Company acquired from other non-affiliated private parties four separate interests in the Comet Ridge project, for approximately $2.3 million in cash, which increased the Company’s total capital-bearing interest in the Comet Ridge project from 70% to 73%.

NOTE 5—OIL AND GAS FULL COST POOLS

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated DD&A and related deferred income taxes, may not exceed a “ceiling” comprised of the total of the present value of future net revenues from proved reserves, plus the lower of cost or market value of unproved properties, less related income tax effects. This “ceiling test” must be performed on a quarterly basis and is performed separately for each full cost pool. The Company maintains, as required, a separate cost center for expenditures applicable to each country in which it conducts exploration and production activities.

Australia

The Company’s Australia full cost pool includes acquisition, drilling and completion costs, seismic costs, and costs to construct gas gathering lines. The Company holds an interest in the Comet Ridge project and has acquired and begun exploration activities on its own Authorities to Prospect (ATPs) in Queensland. As of December 31, 2002, the net book value of the Australia full cost pool was approximately $64,827,000. Based on prices on both December 31, 2002 and December 31, 2001, the ceiling value exceeded the net capitalized costs in the Australia full cost pool, and no impairment was required.

United States

The Company’s domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The net book value of the United States full cost pool as of December 31, 2002 was $7,297,000. Based on prices on both December 31, 2002 and December 31, 2001, the ceiling value exceeded the net capitalized costs in the U.S. full cost pool and no impairment was required.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs attributable to unproved oil and gas leases and exploration costs that have been excluded from depletable costs pending further evaluation are as follows as of December 31, 2002 (in thousands):

Period Incurred	Australia	United States
2002	$3,510	$4,305
2001	1,062	6,661
Prior years	1,661	4,427

Total unproved oil and gas property additions(1)	$6,233	$15,393
Sales and carried interest proceeds(1)	—	(9,028)
Transferred to evaluated full cost pool(1)	(2,614)	(54)

Total unproved oil and gas properties	$3,619	$6,311

(1)	Excludes additions, proceeds and costs evaluated prior to Fiscal 1999.

NOTE 6—OTHER PROPERTY AND EQUIPMENT

In 2001, TOGA acquired a drilling rig (“Soilmec rig”) and related equipment from the manufacturer for a total cost of approximately $2.7 million using a loan from Slough. TOGA acquired the Soilmec rig for lease to Mitchell Drilling Contractors Pty. Ltd. (“Mitchell”), an unaffiliated third party, to drill wells on the Comet Ridge project under a turnkey drilling contract that would provide for accelerated drilling at a reduced cost. TOGA leased the drilling rig to Mitchell under the terms of an agreement that provides that Mitchell use the rig to drill on the Comet Ridge project and TOGA’s other ATPs. To the extent the rig is not being used for TOGA’s drilling activities, it may, with TOGA’s consent, be used by Mitchell to drill wells for other parties. The lease payments are structured to be due and payable with the drilling of each well. No interest or finance charge accrues on the lease, but the Company benefits from reduced costs to drill each well on the Comet Ridge project or its other ATPs. In the case of drilling on the Comet Ridge project, the Company’s co-owners also benefit from their proportionate share of any cost reductions. In 2001, Mitchell also received a two-year option to buy the rig and related equipment at TOGA’s net cost remaining after lease payments. In 2002, this option to buy was extended until the earlier of the drilling of 48 wells by Mitchell on the Comet Ridge project or April 2006.

During 2002, the rig was used to drill or complete 12 wells on ATP 526 and two wells for a third party. The Company received rents during 2002 totaling $515,000 and an additional $80,000 in early 2003. During 2001, the rig was used to drill or complete two wells on ATP 526 and one well for a third party. The Company received rents during 2001 totaling $75,000. All rents received from Mitchell were used for principal payments on the associated Slough loan. See “Revenue Recognition and Gas Imbalances” under Note 1 for a discussion of how rig rental income and depreciation expense are reflected in the Company’s financial statements.

NOTE 7—TRANSACTIONS WITH FORMER OPERATOR OF COMET RIDGE PROJECT

In 2001 and in the fiscal year ended September 30, 2000, the Company recorded charges to expense of $900,000 and $557,000, respectively, for prepaid drilling costs that the Company had estimated would not be realized as either capital expenditures or cash refunds at that time. These sums were paid to Tri-Star Petroleum Company, the former operator of the Comet Ridge project, with whom the Company has been in litigation during the last few years. The Company may realize an actual loss in excess of this estimate or it may recover a portion or all of these costs depending on the actions of the former operator and the outcome of the litigation. See Note 12.

In September 2002, the Company recorded a gain of $282,000 for recovery of bad debt related to funds received from the former operator in excess of recorded receivables for unused, prepaid drilling costs. The Company, as

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operator of the Comet Ridge project, has requested that the former operator repay to other working interest owners $1.3 million of unused prepaid drilling costs. The Company’s share is $940,000 as of December 31, 2002, and the Company has recorded a fully reserved receivable, with no gain recognized until the receivable is paid or payment is reasonably certain.

NOTE 8—LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year Ended December 31 2002	Year Ended December 31 2001
Numerator:
Net income (loss)	$(4,811)	$(7,176)
Less: preferred stock dividends	—	—

Net loss available for common stockholders	(4,811)	$(7,176)

Denominator:
Weighted-average shares outstanding	39,123	25,842
Effect of dilutive securities:
Assumed exercise of dilutive options	—	—

Weighted-average shares and dilutive potential common shares	39,123	25,842

Basic loss per share	$(.12)	$(.28)

Diluted loss per share	$(.12)	$(.28)

Potentially dilutive common stock from the exercise of options and warrants not included in EPS because the effect would have been antidilutive	65	561

Total options and warrants which could potentially dilute basic EPS in future periods	3,513	3,504

NOTE 9—LONG-TERM DEBT

Long-term notes payable (in thousands), their interest rates per annum and maturity dates are summarized below:

	December 31 2002	December 31 2001
Senior secured promissory notes to TCW, 10%, maturing December 31, 2008	$21,989	$11,989
Promissory note to Slough, 10%, maturing July 31, 2004	1,910	2,425
Promissory note to Slough, LIBOR plus 3.5%, maturing April 30, 2004	4,000	—

	27,899	14,414
Less current portion	—	(2,231)

Total	$27,899	$12,183

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY

Common Stock Issuances

In May 2002, the Company issued unregistered common stock to Delta Petroleum Corporation (“Delta”) to acquire Delta’s 5% interest in the Comet Ridge project. The purchase price included $4.8 million in cash, $300,000 in assumed obligations, and 250,000 unregistered shares of the Company’s stock valued at $450,000.

In June 2001, the Company issued 675,000 shares of unregistered common stock to an individual in exchange for a 2.5% interest in the Comet Ridge project. The common stock issued had a value of $1,688,000 on the date the transaction closed.

The shares under each of the foregoing transactions were not registered under the Securities Act of 1933 (the “Securities Act”) when issued, but rather were issued privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In December 2001, the Company issued 13,823,902 shares of its common stock in connection with a rights offering. As a result of the offering, the Company raised approximately $25,575,000, of which $17,500,000 was used to retire debt owed to Slough. The increase in stockholders’ equity was recorded net of $610,000 in costs related to the offering.

Stock Based Compensation Plan

The 1987 Employee Stock Option Plan (the “1987 Plan”) provided for option grants for a maximum of 383,000 shares. The 1987 Plan expired December 31, 1996. The 251,000 options outstanding as of December 31, 2002 under this plan have a term of ten years ending no later than October 2006, an exercise price equal to the fair market value of the stock on the date of grant and qualify as incentive stock options as defined in the Internal Revenue Code of 1986 (“the Code”). These options remain in full force and effect pursuant to each option’s terms.

The 1997 Long-Term Incentive Plan (the “1997 Plan”) was adopted to replace the expired 1987 Plan. The 1997 Plan was amended in January 2000, to increase the shares of common stock issuable from 250,000 to 500,000 for a period expiring in 2007. The 192,500 options outstanding as of December 31, 2002 under the plan have a term of ten years and an exercise price equal to the fair market value of the stock on the date of grant. The 1997 Plan provides that participants may be granted awards in the form of incentive stock options, non-qualified options as defined in the Code, stock appreciation rights, performance awards related to the Company’s operations, or restricted stock. At December 31, 2002, a total of 307,500 shares were available for future grant.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Granted to Employees

The Company granted stock options in 2001 and 2002 to employees that have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options granted vest one-third each year, beginning on the first anniversary of the date of grant. A summary of the status of the Company’s stock options granted to employees as of December 31, 2001 and 2002 and the changes during the periods ended on those dates are presented below:

	# of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Fair Value of All Options Granted
As of December 31, 2000	479,900	$3.46
Granted in 2001	25,000	$3.37	$1.78
Forfeited in 2001	(5,000)	$4.56
Exercised in 2001	—	—

As of December 31, 2001	499,900	$3.44
Granted in 2002	25,000	$1.80	$0.67
Forfeited in 2002	(81,400)	$3.20
Exercised in 2002	—	—

	443,500	$3.39

Exercisable as of December 31, 2002	423,500	$3.43

The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	Year Ended December 31 2002	Year Ended December 31 2001
Expected Term	3.0	3.0
Expected Volatility	49.88%	76.57%
Expected Dividend Yield	0.00%	0.00%
Risk-Free Interest Rate	3.69%	4.71%

The following table summarizes information about employee stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$1.50 to $2.00	45,000	$1.67	8.2	35,000	$1.50
$2.50 to $3.75	254,000	$3.01	3.5	244,000	$3.00
$4.00 to 5.13	144,500	$4.60	3.4	144,500	$4.60

$1.50 to $5.13	443,500	$3.39	3.9	423,500	$3.43

Warrants Issued to Employees and Directors

The Company granted warrants in 2002 to one employee with an expiration date two years following termination of employment and an exercise price equal to the fair market value of the stock at grant date. The warrants granted in 2002 vest one-third each year, beginning on the first anniversary of the date of grant.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s warrants granted to employees and directors as of December 31, 2002 and 2001 and the changes during the periods ended on those dates are presented below:

	# of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Fair Value of All Warrants Granted
As of December 31, 2000	906,900	$2.47
Granted in 2001	50,000	$3.75	$2.60
Forfeited in 2001	—	—
Exercised in 2001	—	—

As of December 31, 2001	956,900	$2.54
Granted in 2002	25,000	$1.65	$1.14
Forfeited in 2002	—
Exercised in 2002	—

As of December 31, 2002	981,900	$2.52

Exercisable as of December 31, 2002	890,235	$2.48

The fair value of each of the warrants granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	Year Ended December 31 2002	Year Ended December 31 2001
Expected Term	8.0	8.0
Expected Volatility	61.79%	61.90%
Expected Dividend Yield	0.00%	0.00%
Risk-Free Interest Rate	4.94%	5.29%

The following table summarizes information about employee and director warrants outstanding at December 31, 2002:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$1.50 to $2.00	576,900	$1.68	4.5	551,900	$1.68
$2.50 to $3.75	200,000	$3.03	6.1	133,335	$2.91
$4.00 to $4.63	205,000	$4.36	4.0	205,000	$4.36

$1.50 to $4.63	981,900	$2.52	4.8	890,235	$2.48

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Compensatory Warrants

A summary of the status of the Company’s warrants granted to non-employees as of December 31, 2002 and 2001 and the changes during the periods ended on those dates are presented below:

	# of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Fair Value of All Warrants Granted
As of December 31, 2000	88,536	$3.12
Granted in 2001	—	—	N/A
Forfeited in 2001	(29,162)	$3.63
Exercised in 2001	—	—

As of December 31, 2001	59,374	$2.86
Granted in 2002	50,000	$2.08	$0.95
Forfeited in 2002	(9,374)	$3.63
Exercised in 2002	—	—

As of December 31, 2002	100,000	$2.40

Exercisable as of December 31, 2002	66,750	$2.55

The fair value of each of the warrants granted to non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption	Year Ended December 31 2002	Year Ended December 31 2001
Expected Term	5.25	8.0
Expected Volatility	61.83%	61.90%
Expected Dividend Yield	0.00%	0.00%
Risk-Free Interest Rate	3.86%	4.79%

The following table summarizes information about non-employee warrants outstanding at December 31, 2002:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$1.50 to $2.00	50,000	$1.83	7.5	25,000	$2.00
$2.50 to $3.75	50,000	$2.97	5.0	41,750	$2.88

$1.50 to $3.75	100,000	$2.40	6.2	66,750	$2.55

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES

The net deferred tax asset (in thousands) is comprised of the following:

	December 31 2002	December 31 2001
Australian properties:
Deferred tax liabilities:
Property, plant and equipment	$(1,078)	$(620)

Deferred tax assets:
Net operating loss carryforwards	4,885	3,801

	3,807	3,181
Valuation allowance	(3,807)	(3,181)

Net deferred tax asset	$—	$—

United States properties:
Deferred tax assets:
Federal and state net operating loss carryforwards	$15,454	$8,516
Statutory depletion carryforwards	—	2,548
Property, plant and equipment	388	592
Tax credit carryforwards	215	215
Other	—	1

	16,057	11,872
Valuation allowance	(16,057)	(11,872)

Net deferred tax asset	$—	$—

With the sale of a majority of the Company’s U.S. producing properties in fiscal 2000 and its history of losses, management believes that sufficient uncertainty exists regarding the realizability of the Company’s net deferred tax asset. It therefore recorded a valuation allowance to offset the entire deferred tax asset at December 31, 2002 and 2001. Management will continue to evaluate the Company’s net deferred tax asset and to the extent management may determine that it is more likely than not that the asset will be realized, the valuation allowance will be reduced accordingly.

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. With the Australian statutory income tax rate at the lower 30%, no additional income tax expense would result from foreign operations. The reasons for and effects of such differences (in thousands) are as follows:

	Year Ended December 31 2002	Year Ended December 31 2001
Expected amount	$(1,675)	$(2,511)
Increase (decrease) from:
Increase in valuation allowance	4,811	2,375
Adjustments to and expiration of carryforwards	(3,136)	135
Permanent differences between financial statement income and taxable income	—	1
State taxes, net of federal benefit, and other	—	(1)

Total income tax expense (benefit)	$—	$(1)

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company had U.S. net operating loss carryforwards of approximately $43 million to apply against future taxable income and $42 million to apply against future alternative minimum taxable income. Losses expire within 15-20 years after the date incurred or at various times from 2002 to 2023. Additionally, the Company has Australian loss carryforwards of approximately $18 million. The Australian losses can be carried forward indefinitely.

The Company also has statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. The Company’s U.S. net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. As of December 31, 2002, no such ownership change had occurred.

The Company does not expect to pay income taxes in the near term. In the United States, the utilization of net operating loss carryforwards ($42 million) will reduce the Company’s effective federal tax rate from approximately 35% to approximately 2% in years the Company generates taxable income. The net operating loss carryforwards total approximately $43 million as of December 31, 2002, and expire over the period from fiscal 2003 through fiscal 2023. In Australia, the Company has $18 million of net operating loss carryforwards which have no expiration date. The Company has recorded a $20 million asset for the future benefit of its United States and Australian carryforwards and other tax benefits. As of December 31, 2002, this asset was completely offset by a valuation allowance based upon management’s projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends will require periodic management reviews of the recorded valuation allowance to determine if a decrease in the allowance is appropriate. A decrease in the allowance would result in an income tax benefit and a subsequent increase in the valuation allowance would decrease net income. The Company has not generated taxable income in Australia and with its loss carryforwards does not expect to generate taxable income in Australia in the near term.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company, TOGA and two unaffiliated working interest owners are plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas involving the Comet Ridge project. The plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project. Tri-Star answered the allegations, and filed a counterclaim alleging tortious interference with the contracts, with the authority to prospect covering the project and with contractual relationships with vendors; commercial disparagement; foreclosure of operator’s lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 2001, the court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. In March 2002, the court entered its Writ of Temporary Injunction (the “Injunction”) to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA. The Injunction provided for TOGA to take over operations of the project on March 22, 2002, and it did so. Tri-Star appealed the Injunction to the Texas Eighth District Court of Appeals. On January 31, 2003, the appellate court affirmed the action of the trial court in issuing the Injunction. Absent a successful appeal to the Supreme Court of Texas by Tri-Star, TOGA will continue as operator of the Comet Ridge Project at least through the conclusion of a trial on the merits, and thereafter if successful at trial. Tri-Star has filed a Petition for Review of the appellate court’s decision in the Supreme Court of Texas, and that court may, or may not, decide to review the decision of the court of appeals.

An evidentiary hearing relating to the existing mediation agreement between the parties and the obligation of the parties to arbitrate audit disputes was conducted in late April 2002. In June 2002, the Court ruled that the arbitration provisions of the mediation agreement are unenforceable, and so refused to refer any issues between

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the parties to arbitration. On July 10, 2002, Tri-Star filed a Notice of Accelerated Appeal of the order on arbitration issues, also in the Texas Eighth District Court of Appeals. All briefing has been completed, oral argument took place in January of 2003, and a decision is expected within the next few months. The pending appeal delays the trial on the merits, and a new trial date will not be set before the appellate proceeding is resolved. In January of 2003, the Company filed a Motion to Compel Compliance with Amended Writ of Temporary Injunction in the Midland County District Court. The Company has asked the court to compel Tri-Star to assign title in the Comet Ridge petroleum leases and ATPs to TOGA, in proportion to TOGA’s working interest, arguing that without such title TOGA, as operator, cannot fully control all aspects of the project as contemplated by the joint operating agreement and the Injunction. That motion is not yet set for hearing.

Through December 31, 2002, the Company has made payments totaling approximately $1.2 million into the registry of the court for disputed portions of joint interest billings from Tri-Star. At the appropriate time, the Court will determine the disposition of the funds paid into its registry. If the June 21, 2002 ruling on arbitration issues is upheld by the Court of Appeals, it is anticipated that the Court will, at some point, return the funds to the Company. If all of the funds are returned, the Company will reduce its full cost pool for approximately $1 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs. If, and to the extent, such funds are awarded to Tri-Star, the Company will not record any additional expense.

In 2001 and 2000, the Company recognized write-offs of prepaid drilling costs of $900,000 and $557,000, respectively. Those write-offs related to uncollected receivables past due from Tri-Star. In September 2002, the Company recorded a gain of $282,000 for recovery of bad debt related to funds received from Tri-Star in excess of recorded receivables for unused, prepaid drilling costs.

TOGA, as operator of the Comet Ridge project, has requested that Tri-Star repay to other working interest owners $1.3 million of unapplied prepaid drilling costs. The Company’s share is $940,000 as of December 31, 2002, and the Company has recorded a fully reserved receivable, with no gain recognizable until the receivable is paid or payment is reasonably certain.

The Company may be entitled to additional damages based upon Tri-Star’s billing practices and handling of the arbitration process if the June 21, 2002 ruling is upheld on final appeal.

Other Commitments and Contingencies

The Company has various commitments in addition to its long-term debt. During the years ended December 31, 2001 and 2002, total operating lease expense for office space and equipment was $241,000 and $368,000 respectively. The following table summarizes the Company’s contractual obligations at December 31, 2002 (in thousands):

Contractual Obligation	Total	2003	2004	2005	2006	Thereafter
Long-term debt	$27,899	$—	$5,910	$4,740	$5,800	$11,449
Operating leases for office space	$1,297	$400	$377	$283	$114	$123
Operating leases for equipment	$338	$96	$96	$90	$33	$23

The Company’s business activities are subject to federal, state and local environmental laws and regulations as well as similar laws and regulations in the Commonwealth of Australia and in the State of Queensland, Australia. The existence of these regulations has had no material effect on the Company’s operations and the cost of such compliance has not been material to date. The Company will continue to monitor environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 13—OPERATIONS BY GEOGRAPHIC AREA

The Company has one operating and reporting segment—oil and gas exploration, development and production—located in the United States and Australia. Information about the Company’s operations by geographic area is shown below (in thousands):

	Australia	United States	Total
Year ended December 31, 2002:
Operating revenues	$4,350	$584	$4,934
Property, plant and equipment, net	$66,881	$7,459	$74,340
Year ended December 31, 2001:
Operating revenues	$2,606	$902	$3,508
Property, plant and equipment, net	$45,270	$9,152	$54,422

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

Certain historical cost and operating information relating to the Company’s oil and gas producing activities are as follows:

CAPITALIZED COSTS:

	Australia	United States		Total
December 31, 2002:
Proved oil and gas properties	$64,469	$986		$65,455
Unproved oil and gas properties	3,619	6,321		9,940

	68,088	7,307		75,395
Less accumulated DD&A	(3,261)	—		(3,261)

Net capitalized costs	$64,827	$7,307		$72,134

December 31, 2001:
Proved oil and gas properties	$42,381	$23,511		$65,892
Unproved oil and gas properties	2,340	5,773		8,113

	44,721	29,284		74,005
Less accumulated DD&A	(2,144)	(20,277)		(22,421)

Net capitalized costs	$42,577	$9,007		$51,584

COSTS INCURRED:

Year ended December 31, 2002:
Property acquisition costs:
Proved oil and gas properties	$7,527	$—		$7,527
Unproved oil and gas properties	—	1,487		1,487

	7,527	1,487		9,014

Exploration costs	3,417	2,445	(2)	5,862
Capitalized interest costs	93	373		466
Development costs(1)	11,415	611		12,026

Total costs incurred	$22,452	$4,916		$27,368

Year ended December 31, 2001:
Property acquisition costs:
Proved oil and gas properties	$3,016	$—		$3,016
Unproved oil and gas properties	—	5,202		5,202

	3,016	5,202		8,218

Exploration costs	1,062	1,173	(3)	2,235
Capitalized interest costs	—	286		286
Development costs(1)	5,930	833		6,763

Total costs incurred	$10,008	$7,494		$17,502

(1)	Costs to develop proved undeveloped reserves included in the standardized measure of discounted future net cash flows in Australia and incurred during 2002 and 2001 were $6,750,000 and $3,890,000. Costs incurred of $804,000 was associated with domestic proved undeveloped reserves in 2001.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes $1,043,000 in costs reimbursed by Koch Exploration Company.

(3)	Includes $729,000 in costs reimbursed by Koch Exploration Company.

The rates of depletion for 2002 and 2001 were $1.11 and $0.95 per equivalent Mcf of domestic production, respectively. Costs of $6,311,000 and $5,490,000 related to domestic unproved oil and gas properties pending evaluation were excluded from depletable costs in 2002 and 2001.

The rates of depletion per Mcf of production in Australia were $0.21 for 2002 and $0.25 for 2001. Excluded from depletable costs are costs of $3,619,000 in 2002 and $2,350,000 in 2001 related to Australian properties that have not yet been evaluated.

RESULTS OF OPERATIONS (UNAUDITED):

The results of operations for petroleum producing activities, excluding corporate overhead and interest costs, (in thousands) are as follows:

	Australia	United States	Total
Year ended December 31, 2002:
Revenue from sale of oil and gas	$4,350	$584	$4,934
Production costs	(2,472)	(664)	(3,136)
Depreciation, depletion and amortization, including impairment	(1,217)	(255)	(1,472)
Gain on sale of oil and gas properties	—	2,166 (2)	2,166
Income tax expense(1)	—	—	—

Operating income (loss) from petroleum producing activities	$661	$1,831	$2,492

Year ended December 31, 2001:
Revenue from sale of oil and gas	$2,606	$902	$3,508
Production costs	(1,508)	(832)	(2,340)
Depreciation, depletion and amortization, including impairment	(740)	(203)	(943)
Income tax expense(1)	—	1	1

Operating income (loss) from petroleum producing activities	$358	$(132)	$226

(1)	Income tax expense is computed using the Company’s overall effective tax rate for each respective year and takes into consideration the Company’s net operating loss carryforwards.

(2)	See Note 3.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESTIMATES OF PROVED OIL AND GAS RESERVES (UNAUDITED):

The following table presents the Company’s estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by independent petroleum engineers Holditch-Reservoir Technologies Consulting Services, a division of Schlumberger Technology Corporation.

	Australia			United States		Total
	Oil MBbls	Gas MMcf		Oil MBbls	Gas MMcf	Oil MBbls	Gas MMcf
Year ended December 31, 2002:
Total proved reserves:
Beginning of year	—	279,673		307	2,469	307	282,142
Revisions of previous estimates	—	(338)		—	—	—	(338)
Extensions and discoveries	—	17,455		132	1,760	132	19,215
Purchases of reserves in place	—	36,063		—	—	—	36,063
Sale of reserves in place	—	—		(296)	(2,405)	(296)	(2,405)
Production	—	(3,697)		(11)	(64)	(11)	(3,761)

End of year	—	329,156	(1)	132	1,760	132	330,916

Proved developed reserves:
Beginning of year	—	62,481		198	1,775	198	64,256

End of year	—	103,761	(1)	33	440	33	104,201

Year ended December 31, 2001:
Total proved reserves:
Beginning of year	—	265,521		324	2,470	324	267,991
Revisions of previous estimates	—	(34,009)		(27)	(87)	(27)	(34,096)
Extensions and discoveries	—	58,900		27	186	27	59,086
Purchases of reserves in place	—	14,200		—	—	—	14,200
Sale of reserves in place	—	(22,600	)(2)	—	—	—	(22,600)
Production	—	(2,339)		(17)	(100)	(17)	(2,439)

End of year	—	279,673	(3)	307	2,469	307	282,142

Proved developed reserves:
Beginning of year	—	49,969		140	1,268	140	51,237

End of year	—	62,481	(3)	198	1,775	198	64,256

(1)	Includes 32,916 MMcf of total proved reserves and 10,376 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough in TOGA.

(2)	Relates to 6% royalty conveyed to Trust Company of the West. See Note 4.

(3)	Includes 27,967 MMcf of total proved reserves and 6,248 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough in TOGA.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED):

At December 31, 2002, estimates of the Company’s total proved oil and gas reserves were 132,000 barrels and 331 Bcf, respectively. Using prices in effect at such time and a discount rate of 10% as prescribed by Securities and Exchange Commission rules, total discounted future after tax net cash flows were estimated to be $74,657,000 as of December 31, 2002, compared to $77,883,000 at December 31, 2001. The net decrease is attributable to several factors. A new Colorado discovery, Australian development drilling and acquisitions of additional Comet Ridge interests increased the discounted pre-tax net cash flow by $29 million. Accretion and accelerated production, largely arising from a new gas sales contract, added $20 million. Changes in estimated production costs and development costs decreased discounted pre-tax cash flow by approximately $15 million. Uncertainty of continuation in 2003 of the Australian gas sales agreement with QFAL reduced discounted pre-tax cash flow by $33 million. Due to uncertainty the Company used current market prices rather than the higher contract prices for the Company’s gas contract beginning in 2005 with QFAL. The Company is not reasonably certain that it will extend the QFAL contract after March 31, 2003 in the event QFAL does not obtain adequate financing. However, the Company believes it has reasonable certainty, based upon the gas market in Queensland, Australia, that the production can be sold in the market, if not sold to QFAL.

Information with respect to the Company’s estimated discounted future net cash flows from its oil and gas properties is as follows (in thousands):

	Australia	United States	Total
December 31, 2002:
Future revenues	$429,956	$10,295	$440,251
Future production costs	(115,232)	(5,586)	(120,818)
Future development costs(1)	(33,578)	(1,361)	(34,939)
Future income tax expense(2)	(73,349)	(52)	(73,401)

Future net cash flows	207,797	3,296	211,093
10% annual discount	(135,002)	(1,434)	(136,436)

Discounted future net cash flows	$72,795 (3)	$1,862	$74,657

December 31, 2001:
Future revenues	$453,627	$16,443	$470,070
Future production costs	(75,331)	(3,441)	(78,772)
Future development costs	(40,489)	(1,259)	(41,748)
Future income tax expense(2)	(95,588)	(20)	(95,608)

Future net cash flows	242,219	11,723	253,942
10% annual discount	(170,195)	(5,864)	(176,059)

Discounted future net cash flows	$72,024 (3)	$5,859	$77,883

(1)	Total future development costs shown in the Company’s December 31, 2002 reserve report for 2003, 2004 and 2005 total $1.4 million in the United States and $2.5 million in Australia. The Company may spend significantly more than $2.5 million in Australia if the Company has sufficient assurance that additional sales will be obtained.

(2)	Income tax expense is computed using the Company’s overall effective tax rate for each respective year and takes into consideration the Company’s net operating loss carryforwards.

(3)	Ten percent of the discounted future net cash flows are attributable to the minority interest held by Slough in TOGA.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal changes in the Company’s estimated discounted future net cash flows (in thousands) are as follows:

	Australia		United States	Total
Year ended December 31, 2002:
Beginning of period	$72,024		$5,859	$77,883
Oil and gas sales, net of production costs	(1,878)		(308)	(2,186)
Net change in prices and production costs	(41,431	)(1)	—	(41,431)
Extensions and discoveries, less related costs	5,657		1,883	7,540
Sales of reserves in place	—		(6,089)	(6,089)
Purchases of reserves in place	10,391		—	10,391
Development costs incurred	11,528		—	11,528
Change in estimated development costs	(6,379)		—	(6,379)
Revision of previous quantity estimates	10,363	(2)	—	10,363
Accretion of discount	9,806		538	10,344
Net change in income taxes	2,714		(21)	2,693

End of period	$72,795		$1,862	$74,657

At December 31, 2002, period-end oil and gas prices used in the determination of future cash flows for domestic reserves were $30.25 per barrel and $3.58 per Mcf, respectively. The average gas contractual price used in the determination of future cash flows for Australia reserves was $1.31 per Mcf.

(1)	Includes $33 million reduction for the use of market prices rather than the higher prices set forth in the QFAL contract.

(2)	Includes effect for changes in timing of production.

	Australia		United States	Total
Year ended December 31, 2001:
Beginning of period	$69,698		$15,214	$84,912
Oil and gas sales, net of production costs	(1,098)		(70)	(1,168)
Net change in prices and production costs	(9,319)		(9,744)	(19,063)
Extensions and discoveries, less related costs	9,356		84	9,440
Sales of reserves in place	(5,914	)(1)	—	(5,914)
Purchases of reserves in place	3,727		—	3,727
Development costs incurred	3,890		804	4,694
Change in estimated development costs	5		249	254
Revision of previous quantity estimates	(8,668)		(854)	(9,522)
Accretion of discount	6,970		1,521	8,491
Net change in income taxes	(5,747)		249	(5,498)
Changes in production rates and other	9,124		(1,594)	7,530

End of period	$72,024		$5,859	$77,883

At December 31, 2001, period-end oil and gas prices used in the determination of future cash flows for domestic reserves were $19.84 per barrel and $2.57 per Mcf, respectively. The average gas contractual price used in the determination of future cash flows for Australia reserves was $1.62 per Mcf.

(1)	Relates to 6% royalty conveyed to Trust Company of the West. See Note 4.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	Quarter Ended
	March 31 2002	June 30 2002		September 30 2002		December 31 2002		Total
Year ended December 31, 2002
Revenues	$1,352	$1,252		$1,092		$1,364		$5,060

Gross profit(1)	$760	$536		$292		$412		$2,000

Net loss	$(1,583)	$(937	)(2)	$(1,626	)(3)	$(665	)(2)	$(4,811)

Net loss per common share:
—basic	$(.04)	$(.02)		$(.04)		$(.02)		$(.12)

—diluted	$(.04)	$(.02)		$(.04)		$(.02)		$(.12)

	Quarter Ended
	March 31 2001	June 30 2001		September 30 2001		December 31 2001		Total
Year ended December 31, 2001
Revenues	$869	$772		$881		$1,035		$3,557

Gross profit(1)	$407	$116		$381		$435		$1,339

Net loss	$(1,195)	$(1,797)		$(1,590)		$(2,594	)(3)	$(7,176)

Net loss per common share:
— basic	$(.05)	$(.07)		$(.06)		$(.09)		$(.28)

— diluted	$(.05)	$(.07)		$(.06)		$(.09)		$(.28)

(1)	Includes revenue less operating expense and excludes DD&A.

(2)	The quarters ended June 30 and December 31, 2002 included gains of $766,000 and $1,400,000, respectively.

(3)	The quarter ended December 31, 2001 includes a non-cash write-down of prepaid drilling costs of $900,000. In the quarter ended September 30, 2002, the Company recovered $282,000 of the 2001 write-down.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference from the Company’s definitive proxy statement under the captions, “Proposal 1, Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act.” The definitive proxy statement is to be filed prior to April 30, 2003.

ITEM 10.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive proxy statement under the captions “Executive Compensation,” “Employment Agreements” and “Compensation of Directors.” The definitive proxy statement is to be filed prior to April 30, 2003.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s definitive proxy statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The definitive proxy statement is to be filed prior to April 30, 2003.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRASACTIONS

The information required by this item is incorporated by reference from the Company’s definitive proxy statement under the caption “Certain Relationships and Related Transactions.” The definitive proxy statement is to be filed prior to April 30, 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of the report:

For a list of exhibits, see “Exhibit Index” on page 58, which is incorporated herein by reference.

(b)	On December 12, 2002, the Company filed a Current Report on Form 8-K under “Item 2. Acquisition or Disposition of Assets” disclosing a Purchase and Sale agreement dated November 27, 2002, with Kerr-McGee Rocky Mountain Corporation as buyer of leasehold interests prospective for natural gas.

ITEM 14.    CONTROLS AND PROCEDURES

Management of the Company recognizes its responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”) is accurately processed, summarized and reported within the required time period). The Company has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC. The Company has a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of the Company’s management, including its Chief Executive Officer, Chief Financial Officer, Senior Vice President, and Executive Vice President—Corporate Development.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

EXHIBIT INDEX

Numbers	Description
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

4.72

Promissory Note dated August 20, 2001, in the amount of $15,000,000 issued by Tipperary Corporation to Slough Estates USA Inc., filed as Exhibit 4.72 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.

4.73

First Amendment to Security Agreement dated August 20, 2001, between Tipperary Corporation and Slough Estates USA Inc., filed as Exhibit 4.73 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.

4.74

Promissory Note dated March 4, 2002, in the amount of $2,500,000 issued by Tipperary Corporation to Slough Estates USA Inc., filed as Exhibit 4.74 to Form 10-QSB for the quarterly period ended March 31, 2002, and incorporated herein by reference.

4.75

First Amendment to First Amended and Restated Credit Agreement among Tipperary Corporation as Borrower, Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of July 31, 2002, filed as Exhibit 4.75 to Form 10-QSB for the quarterly period ended June 30, 2002, and incorporated herein by reference.

4.76	Promissory Note dated February 27, 2003, in the amount of $4,000,000 issued by Tipperary Corporation to Slough Estates USA Inc., filed herewith.

10.51

Tipperary Corporation 1997 Long-Term Incentive Plan filed as Exhibit A to the Proxy Statement for its Annual Meeting of Shareholders held on January 28, 1997, filed as Exhibit 10.51 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.

10.58

Warrant to Purchase common stock dated December 22, 1998, issued to Slough Estates USA Inc., filed as Exhibit 10.58 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.

10.59

Subscription Agreement to purchase common stock dated December 22, 1998, between Registrant and Slough Estates USA Inc., filed as Exhibit 10.59 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.

10.60

Warrant to Purchase common stock dated December 23, 1999, issued to Slough Estates USA Inc., filed as Exhibit 10.60 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.

10.71

Warrant to Purchase common stock dated February 9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.

Numbers	Description
10.76

Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) and ENERGEX Retail Pty Ltd (ACN 078 849 055) dated June 23, 2000, filed as Exhibit 10.76 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.77

Warrant to Purchase common stock dated May 3, 2000, issued to Charles T. Maxwell filed as Exhibit 10.77 to Form 10-KSB(A) for the transition period ended December 31, 2000, and incorporated herein by reference.

10.78

Warrant to Purchase common stock dated June 29, 2000, issued to Richard Barber filed as Exhibit 10.78 to Form 10-KSB(A) for the transition period ended December 31, 2000, and incorporated herein by reference.

10.79

Warrant to Purchase common stock dated November 30, 2000, issued to D. Leroy Sample, filed as Exhibit 10.79 to Form 10-KSB(A) for the transition period ended December 31, 2000, and incorporated herein by reference.

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

10.82

Employment Agreement dated September 18, 2001 between Tipperary Corporation and David L. Bradshaw, filed as Exhibit 10.82 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.

10.83	Warrant to Purchase common stock dated January 30, 2002, issued to Jeff T. Obourn, filed as Exhibit 10.83 to Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference.

10.84

Warrant to Purchase common stock dated March 8, 2002, issued to Richard A. Barber, filed as Exhibit 10.84 to Form 10-QSB for the quarterly period ended March 31, 2002, and incorporated herein by reference.

10.85

Purchase and Sale Agreement dated May 24, 2002, between Tipperary Oil & Gas Corporation as Seller and Delta Petroleum Corporation as Buyer, filed as Exhibit 10.85 to Form 8-K filed with the Commission on June 10, 2002, and incorporated herein by reference.

10.86

Purchase and Sale Agreement dated May 24, 2002, between Tipperary Oil & Gas Corporation as Buyer and Delta Petroleum Corporation as Seller, filed as Exhibit 10.86 to Form 8-K filed with the Commission on June 10, 2002, and incorporated herein by reference.

10.87

Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated May 30, 2002, filed as Exhibit 10.87 to Form 10-QSB for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.88

Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated September 1, 2002, filed as Exhibit 10.88 to Form 10-QSB for the quarterly period ended September 30, 2002, and incorporated herein by reference.

10.89

Agreement by Tipperary Oil and Gas (Australia) to provide portion of funds to allow Mitchell Drilling Contractors Pty Ltd. (Mitchell) to purchase a new Soilmec Rig, enter into drilling contract with Mitchell and extend agreement for hire with Mitchell, dated October 7, 2002, filed as Exhibit 10.89 to Form 10-QSB for the quarterly period ended September 30, 2002, and incorporated herein by reference.

Numbers	Description
10.90

Purchase and Sale agreement dated November 27, 2002, between Tipperary Oil & Gas Corporation as Seller and Kerr-McGee Rocky Mountain Corporation as Buyer, filed as Exhibit 10.90 to Form 8-K filed with the Commission on December 12, 2002, and incorporated herein by reference.

10.91

Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated January 1, 2003, filed herewith.

10.92

Gas Supply Term Sheet between Tipperary Oil & Gas (Australia) Pty Ltd (ABN 46 077 536 871) as Seller and Origin Energy Retail Limited (ABN 22 078 868 425) as Buyer, dated December 12, 2002, filed herewith. Confidential portions of this agreement noted by an “*” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.

10.93	Warrant to Purchase common stock dated February 3, 2003, issued to Jeff T. Obourn, filed herewith.

10.94	Warrant to Purchase common stock dated February 3, 2003, issued to David L. Bradshaw, filed herewith.

10.95	Warrant to Purchase common stock dated February 3, 2003, issued to Kenneth L. Ancell, filed herewith.

10.96	Employment Agreement dated October 17, 2002, between Tipperary Corporation and Kenneth L. Ancell, filed herewith.

21.1	List of subsidiaries, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

99.6	Certification of Chief Executive Officer of Tipperary Corporation Pursuant to 18 U.S.C. §1350, filed herewith.

99.7	Certification of Chief Financial Officer of Tipperary Corporation Pursuant to 18 U.S.C. §1350, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIPPERARY CORPORATION

Date	March 26, 2003	By	/s/ DAVID L. BRADSHAW
David L. Bradshaw, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID L. BRADSHAW David L. Bradshaw	President, Chief Executive Officer and Chairman of the Board of Directors	March 26, 2003

/s/ JOSEPH B. FEITEN Joseph B. Feiten	Chief Financial Officer and Principal Accounting Officer	March 26, 2003

/s/ KENNETH L. ANCELL Kenneth L. Ancell	Executive Vice President—Corporate Development and Director	March 26, 2003

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 26, 2003

/s/ DOUGLAS KRAMER Douglas Kramer	Director	March 26, 2003

/s/ MARSHALL D. LEES Marshall D. Lees	Director	March 26, 2003

/s/ CHARLES T. MAXWELL Charles T. Maxwell	Director	March 26, 2003

/s/ D. LEROY SAMPLE D. Leroy Sample	Director	March 26, 2003

Certification of Chief Executive Officer

of Tipperary Corporation Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

I, David L. Bradshaw, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Tipperary Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ David L. Bradshaw
President, Chief Executive Officer and Chairman of the Board

Certification of Chief Financial Officer

of Tipperary Corporation Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

I, Joseph B. Feiten, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Tipperary Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ Joseph B. Feiten
Chief Financial Officer and Principal Accounting Officer