Form 10-K
period 2003-12-31
TIPPERARY CORP
filed 2004-03-30
CIK 98410

Use these links to rapidly review the document
ITEM 8. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7796

TIPPERARY CORPORATION
(Name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1236955 (I.R.S. employer identification no.)
633 Seventeenth Street, Suite 1550 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
Registrant's telephone number (303) 293-9379
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $.02 par value	American Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Aggregate market value of common stock held by non-affiliates of the registrant was $38,853,000 based on the closing price of $2.60 per share as of June 30, 2003.

Shares of the registrant's Common Stock outstanding as of March 14, 2004: 39,321,489 shares.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the year ended December 31, 2003 (Part III).

PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for, and development and production of, natural gas. The Company is primarily focused on coalseam gas properties, with its major producing property located in Queensland, Australia. The Company also holds exploration permits in Queensland and is involved in coalseam gas and conventional exploration in the United States with three projects in Colorado and one project in Nebraska. The Company seeks to increase its reserves through exploration and development projects but occasionally may do so through the acquisition of producing properties as well.

The Company was organized as a Texas corporation in January 1967. The Company maintains its principal executive offices at 633 Seventeenth Street, Suite 1550, Denver, Colorado 80202. In addition, the Company leases office space at 952 Echo Lane, Suite 375, Houston, Texas 77024 and at Level 20, 307 Queen Street, Brisbane, Queensland 4000, Australia.

All of the Company's public filings may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549, or viewed at the SEC's website at www.sec.gov. Information on the SEC Public Reference Room may be obtained by calling 1-800-732-0330. The Company also maintains an internet site at www.tipperarycorp.com providing access to its recent public filings. The Company's website is not part of this annual report on Form 10-K.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify the forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

  •
  changes in the Company's production or sales volumes;

  •
  worldwide supply and demand which affect commodity prices for oil and gas;

  •
  competing supplies of gas in Australia;

  •
  the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves;

  •
  future production and development costs;

  •
  the ability of the Company to obtain financing for its proposed activities;

  •
  the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and Australia;

  •
  conditions in the capital markets, and

  •
  ability to obtain and continue gas sales contracts in Australia.

For a discussion of these and other risks related to the forward-looking statements contained herein, please see "Risk Factors" discussed later in this section.

BUSINESS ACTIVITIES

Australia

The Company's activities in Australia are conducted substantially through its 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"). Most of the Company's activity is focused on the Comet Ridge project located in the Bowen Basin in the state of Queensland.

In Queensland, oil and gas exploration is conducted under an Authority to Prospect ("ATP"). An ATP allows the holder to undertake a range of exploration activities, including geophysical surveys, field mapping and exploratory drilling. Each ATP requires the expenditure of an amount of exploration costs as determined by Queensland's Department of Natural Resources and Mines ("Queensland DNRM") and is subject to renewal every four years. Once a petroleum resource is identified, the holder of an ATP may apply for a Petroleum Lease ("PL"). It provides the lessee with the ability to conduct additional exploration, appraisal, development and production activities and sell any produced oil and gas from the lease acreage for a stated term.

Exploratory and Development Acreage Summary—Australia

	Acres At March 1, 2004
			Initial Term Expires		Expenditure Requirements
	Gross	Net
Comet Ridge Acreage
PL 90	57,500	40,000	11/13/29	(1)	$275,000	(3)
PL 91	57,500	40,000	11/13/29	(1)		(3)
PL 92	57,500	40,000	11/13/29	(1)		(3)
PL 99	57,500	40,000	12/16/33	(1)	$275,000	(3)
PL100	57,500	40,000	12/16/33	(1)	$275,000	(3)
ATP 526	712,000	520,000	10/31/04			(2)(4)
ATP 653	96,000	70,000	09/30/06			(2)(4)
ATP 745	135,000	99,000	11/01/07		$25,000(2)

	1,230,500	889,000
Other Acreage
ATP 655	76,700	76,700	10/31/07		$1,350,000(2)
ATP 554(4)	111,000	28,000

	187,700	104,700

	1,418,200	993,700

(1)
This Petroleum Lease entitles the lessee(s) to renew the lease for a second term equal to the lesser of the number of years in the first term or the remaining production life.

(2)
Expenditure Requirements represent the current year minimum capital spending required by the Queensland DNRM by the current year annual reporting date for the respective ATP. The annual reporting date coincides with the month and day of the initial term expiration date. Negotiatied expenditure requirements vary from year to year.

(3)
Petroleum Leases annual nominal capital expenditures for each Petroleum Lease of about $275,000. The expenditure requirements are reduced by royalties paid on gas sales. In 2003, the Company paid royalties on PL 91 and 92 in excess of the expenditure requirements.

(4)
The Company is in correspondence with the Queensland DNRM and is not certain of its work commitment as of March 15, 2004. The ATP 526 expenditure requirements will be $3 million or less for a drilling program and $2 million or less for a seismic program. The ATP 653 expenditure requirements will be $3 million or less for a drilling program.

(5)
The term on ATP 554 has expired; however, the Queensland DNRM has allowed the ATP holders a limited time to pursue investment from other parties. The associated acreage may be relinquished at any time. The Company does not expect to spend any significant amount on this project prior to obtaining more industry participation.

The following table summarizes field development progress on the Comet Ridge project. In December 2003, the Company began using its second compression plant facility, which increased the field's gas compression capacity to approximately 38 million cubic feet ("MMcf") per day.

Comet Ridge Operations Review

December 31, 2003
Well Status (Number of Wells)
Selling	46
Dewatering or Temporarily Shut-in	31

Producing	77
Being Evaluated	19
To be Plugged and Abandoned	2
Plugged and Abandoned	2

Total Drilled	100

Gross Daily Volumes (MMcf)
Sold	12
Flared	6
Used for Compression Fuel	2

Produced	20

The Company drilled 27 wells on the Comet Ridge project during 2003. Of the wells drilled in 2003, eight wells are considered exploratory wells. The remaining wells drilled are in development locations and are expected to contribute to gas sales volumes after the gathering system is expanded to include these wells. The 2003 drilling was substantially funded under a $25 million borrowing facility entered into in March 2003 with Slough Trading Estates Limited ("STEL"), a United Kingdom company which is the parent company of the Company's majority shareholder, Slough Estates USA Inc. ("Slough"). See Note 2 to the Consolidated Financial Statements.

United States

The Company's assets in the United States consist primarily of exploration leasehold acreage in Colorado and Nebraska.

The Company holds a 50% working interest in the Lay Creek coalseam gas project in Moffat County, Colorado. The project includes various leasehold interests covering over 82,000 gross acres. Koch Exploration Company ("Koch"), an unaffiliated third party, holds the remaining 50% working interest and operates the project. Koch paid the Company approximately $2 million for this interest at closing in May 2001 and agreed to pay the Company approximately $2 million for the Company's share of costs to drill and complete wells on the project acreage. During 2001 and 2002, the Company drilled and completed ten wells that constitute two five-well pilot programs. The Company is currently evaluating the gas and water production from these two five-well pilot programs in order to determine economic viability of the production. The Company and Koch drilled four additional pilot wells during the period from December 2003 through February 2004 at an expected cost to the Company of $1.0 million offsetting one of the five-well pilot programs.

In February 2002, the Company sold a 60% interest in the Nine Mile Prospect, a 49,000 acre conventional oil and gas exploration prospect in Moffat County, Colorado, to Elm Ridge Resources ("Elm Ridge"), an unaffiliated third party, for approximately $595,000. Elm Ridge also agreed to pay one-half of the Company's share of drilling costs to an agreed casing point on the first well for its 40% retained interest. In September 2002, the Company announced the completion and initial testing of the first well on the prospect. Since then the Company has become the operator of the project, two dry holes have been drilled and the production rates of the initial well have proved to be uneconomic. The Company recorded a domestic full cost ceiling test impairment during 2003 of approximately $2.6 million. In exchange for the Company's assumption of Elm Ridge's obligation for plugging and abandonment costs, Elm Ridge has assigned its interest in portions of the Nine Mile prospect to the Company. Currently, the Company is evaluating the Nine Mile prospect and is seeking industry partners before resuming any further exploratory work.

In November 2002, the Company sold to Kerr-McGee Rocky Mountain Corporation ("Kerr-McGee"), an unaffiliated third party, interests ranging from 75% to 80% in the Frenchman and Republican prospects comprised of approximately 280,000 gross acres in eastern Colorado for $4.8 million in cash. The Company retained the remaining 25% to 20% interests in the acreage. Kerr-McGee serves as operator of these project areas. In the second quarter of 2003, the first well was drilled on the Frenchman prospect and during the third quarter of 2003, four additional wells were drilled of which two were completed and two were plugged and abandoned. Limited gas production testing has been conducted and drilling and seismic data are still being evaluated. The 2004 drilling program includes the drilling of two wells at an expected cost to the Company of $420,000 on the Frenchman prospect in which Kerr-McGee has elected not to participate. Should the Company complete these wells as commercial producers, it will earn 100% of offsetting drill sites around these well bores. The Company expects to drill as many as ten wells on the Republican prospect at a cost to the Company of approximately $800,000.

In July and October 2003, the Company sold to an unaffiliated third party a 75% interest in the Stateline prospect in western Nebraska for $3.2 million in cash. The Company retained the remaining 25% interest in the acreage. Total gross acreage sold in the project was approximately 117,000 acres. The purchaser will serve as operator of the project. In accordance with the full cost accounting rules, the Company recorded the proceeds as a reduction of its domestic full cost pool, with no gain recognized. In the first quarter of 2004, seismic operations are being conducted at a cost to the Company of approximately $100,000. Further seismic operations and exploratory drilling may be conducted if the results of the seismic testing are encouraging.

During late 2003, the Company acquired leasehold acreage in western Nebraska totaling approximately 51,000 gross acres, which is referred to as the Sand Hill prospect. This acreage is located in the vicinity of the Company's Frenchman, Republican and Stateline prospects. The Company is actively marketing the Sand Hill prospect and plans to sell an interest to recover its investment and retain an interest in this acreage.

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to the Company's producing wells and acreage as of December 31, 2003:

			Acreage
	Producing Wells Gas
			Producing		Undeveloped
State/Country
	Gross	Net	Gross	Net	Gross	Net
Australia(1)	77	53.53	33,345	23,181	254,155	176,689
Colorado(2)	10	5.00	360	180	531,730	172,511
Nebraska(2)	—	—	—	—	163,964	73,455
Oklahoma(2)	—	—	—	—	140	35
Montana(2)	—	—	—	—	1,240	1,240
Wyoming(2)	19	0.18	760	7	21,996	3,987

Total	106	58.71	34,465	23,368	973,225	427,917

(1)
The acreage reported in this table includes only that which is covered by a Petroleum Lease. The Company also holds, either directly or indirectly, ATPs as previously disclosed in the Exploratory and Development Acreage Summary—Australia. Gross producing gas wells includes 20 (13.90 net) wells that were drilled, completed and production tested but have not yet been connected to the gathering system of the Comet Ridge project.

(2)
The Company's domestic producing wells currently are being pilot tested to determine whether they are economic and accordingly, no proved reserves are recognized. The Company's domestic undeveloped leases have various primary terms ranging from five to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on the Company. However, costs associated with unevaluated acreage that expires or is forfeited could result in a non-cash write-down under the full cost method of accounting. See Critical Accounting Policies discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

DRILLING ACTIVITIES

Information concerning the number of gross and net wells drilled and completed by the Company during 2003, 2002 and 2001 is as follows:

	Australia
				United States			Total
	Gross
			Net	Gross		Net	Gross	Net
Year ended December 31, 2003
Wells drilled (productive)
Exploratory	—	(1)	—	3.75			3.75
Development	20	(2)	13.91	2	(3)	1.00	22	14.91
Dry holes drilled (exploratory)	2		1.70	5		2.75	7	4.45

Total Wells Drilled	22		15.61	10		4.50	32	20.11

Year ended December 31, 2002
Wells drilled (productive)
Exploratory	—		—	1.28			1.28
Development	19	(2)	13.21	6	(3)	3.00	25	16.21
Dry holes drilled (exploratory)	1.70			—		—	1.70

Total Wells Drilled	20		13.91	7		3.28	27	17.19

Year ended December 31, 2001
Wells drilled (productive)
Exploratory	—	(4)	—	2	(3)	1.00	2	1.00
Development	6	(2)	3.71	13	(5)	.49	19	4.20
Dry holes drilled (exploratory)	4	(4)	4.00	2	(5)	.40	6	4.40

Total Wells Drilled	10		7.71	17		1.89	27	9.60

(1)
During 2003, the Company drilled on ATP acreage nine (6.87 net) exploratory wells that were not completed at December 31, 2003 and have therefore not been included in the table.

(2)
During 2001, 2002 and 2003, the Company drilled two (1.39 net), one (.69 net) and 15 (10.43 net) development wells, respectively, that were completed but not yet connected to the gathering system. These 18 wells are included in the table.

(3)
Two (1.00 net) development wells drilled during 2003, six (3.00 net) development wells drilled during 2002 and two (1.00 net) exploratory wells drilled during 2001 are coalseam gas wells in the Lay Creek project and will require further dewatering in order to determine whether they are economically viable.

(4)
Two exploratory coalseam gas wells previously reported as productive have been reclassified as dry holes. Further testing indicated the wells would not produce commercial quantities of gas.

(5)
Two (.33 net) development wells drilled during 2001 were in the West Buna field in Texas. The West Buna field was sold in 2002. Two (.40 net) development wells drilled during 2001 were in the Hanna Basin project in Wyoming and were previously reported as productive. These wells have been reclassified as dry holes as further testing indicated the wells would not produce commercial quantities of gas. The Hanna Basin project was sold in 2003. The remaining 11 (.16 net) development wells were drilled in the Powder River basin in Wyoming.

PRODUCTION

The following table summarizes information regarding the Company's average sales price per unit of oil and gas produced, as well as the average operating cost per unit of sales for the years indicated:

	Average Sales Price
Australia	Gas (Mcf)	Oil (Bbl)	Average Operating Cost Per Mcf Sold
2003	$1.47	$—	$0.88
2002	$1.22	$—	$0.72
2001	$1.11	$—	$0.64
	Average Sales Price
United States	Gas (Mcf)	Oil (Bbl)	Average Operating Cost Per Mcfe Sold
2003	$3.95	$—	$2.69
2002	$3.10	$19.11	$2.88
2001	$4.83	$24.10	$3.48

SIGNIFICANT CUSTOMERS AND DELIVERY COMMITMENTS

Australia

During 2003, all gas sales in Australia were pursuant to two contracts with ENERGEX Retail Pty Ltd ("ENERGEX"), an unaffiliated gas distributor owned by the State of Queensland. The first contract had delivery requirements of up to approximately 5,300 Mcf of gas per day through December 2003. A second five-year contract, entered into with ENERGEX effective June 1, 2000, has delivery requirements of up to approximately 15,000 Mcf of gas per day through June 2005. In December 2002, the Company entered into a gas sales agreement with Origin Energy Retail Limited ("OERL"), a subsidiary of Origin Energy Limited, to supply approximately 9 Bcf per year or approximately 25,000 Mcf of gas per day net to the Company's interests, for 13 years beginning in May 2007. Origin Energy Limited is a large Australian integrated energy company which, through subsidiaries, owns nearly 24% of the Comet Ridge project.

Effective December 31, 2003, the Company extended until March 31, 2004, a gas supply agreement with Queensland Fertilizer Assets Limited ("QFAL") to supply 210 Bcf of gas over a 20-year period beginning in mid 2006 to a fertilizer plant QFAL is proposing to construct in southeastern Queensland. Prior to March 31, 2004, QFAL is required to obtain commitments to finance construction of the fertilizer plant, or the Company will be released from its gas supply commitment unless the agreement is extended. The Company expects to further extend this agreement to September 30, 2004. The Company believes it has reasonable certainty, based upon the gas market in eastern Australia, that its future gas production contracted to be sold to QFAL can be sold in the market in the event it is not sold to QFAL.

The Company believes that current and anticipated development drilling programs on the Comet Ridge project will enable it to satisfy its gas supply delivery commitments, although this cannot be assured.

United States

In the United States, the Company has sold its oil and gas production to several purchasers during the past several years, generally under short-term contracts. During 2003, the Company did not have material domestic oil or gas sales. In 2002, the Company had domestic sales in excess of 10% of total U.S. revenues to BP America Production Co. and Smith Production Inc. of 54% and 40%, respectively.

PRICING

Australia

In Australia, the Company's sales to ENERGEX during 2003 were under two fixed-price contracts in Australian dollars which are adjusted for inflation annually. The average U.S. dollar equivalent price during 2003 for the 5,300 Mcf per day delivered under the first contract was $1.43 per Mcf. Deliveries under the second contract averaged 7,800 Mcf per day during 2003 at a U.S. dollar equivalent price of $1.50 per Mcf.

The Company's contract with OERL calls for a U.S. dollar equivalent price higher than the Company's existing Energex contract. The contract term is from 2007 through 2020. The OERL contract revenues will also be paid in Australian dollars and will be adjusted for inflation annually.

United States

Oil and natural gas prices are subject to significant fluctuations. Natural gas prices in the United States fluctuate based primarily upon weather patterns and regional supply and demand, and crude oil prices fluctuate based primarily upon worldwide supply and demand. The Company's domestic oil and gas sales have been through contracts whereby the oil and gas is sold at the wellhead.

The Company has occasionally used derivatives to hedge risks associated with the volatility of oil and gas prices in the United States. None of the Company's production has been hedged since 2000. See the discussion of hedging activities in Note 1 to the Consolidated Financial Statements.

RISK FACTORS

The Company's operations are subject to a variety of material risks, including the following:

We need to attract and retain purchasers for our current and future gas production in Australia.

Although our gas revenues from our sole producing gas property in Australia have increased significantly on a year by year basis over the past several years, our volumes sold in 2003 did not increase significantly compared to 2002. We are currently pursuing long-term contracts which commence predominately in 2006 and 2007. We have the capability to significantly increase our current gas sales in Australia and are discussing near-term contracts with several parties. In order for us to reduce our operating losses in the near term, we must secure contracts that require significant near-term sales.

The eastern Australian gas market is currently developing.

If, as we develop and expand production of our Australian gas reserves, the eastern Australian market for gas does not also develop and grow, we may be able to produce more gas than available markets can absorb. This could cause us to not sell gas in significant quantities as well as cause natural gas prices to significantly decrease, which would negatively impact our results of operations and financial condition. Unlike the United States, the market for natural gas in eastern Australia is primarily based on commercial and industrial use. Additionally, while infrastructure is growing rapidly, we do not presently have a physical connection to sell gas in New South Wales and South Australia. Although the Company expects to sell gas into New South Wales and South Australia in the future, there can be no assurance that physical connections will be built or of market share there.

Competing supplies of gas in Australia could be detrimental to our earnings.

Alternative large-scale supplies of natural gas, whether from within or outside of Queensland, would significantly affect the future supply of natural gas in the Queensland market, the area of our primary focus. For example, a potential 1,988-mile gas pipeline that would connect Queensland with Papua New

Guinea's southern highlands fields has experienced varying degrees of interest within the industry for several years. Completion of any such pipeline project or the availability of other gas supplies could lower the price of natural gas and as a result, adversely impact our earnings and financial condition.

Our reported reserves of gas represent estimates which may vary materially over time due to many factors.

Generally.    Our estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing gas prices, foreign exchange rates, operating and development costs, ability to market and other factors. There are uncertainties and uncontrollable factors inherent in:

  •
  estimating quantities of oil and gas reserves;

  •
  estimating amounts of gas markets can absorb;

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

Proved Reserves; Ceiling Test.    Changes in economic and operating conditions, such as a deterioration of gas prices, could result in our recording a non-cash charge to earnings as of the end of a quarter or year. We have incurred impairment charges in the past and may do so in the future. Our proved reserve estimates are based upon our analysis of our oil and gas properties and are subject to SEC rules. We periodically review the carrying value of our oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of oil and gas properties on a country-by-country basis may not exceed the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the cost of unevaluated properties as adjusted for related tax effects. At the end of each quarter, the test is applied using unescalated prices in effect at the applicable time and may result in an impairment if the "ceiling" is exceeded, even if prices decline for only a short period of time.

We lack diversification because our business plan is highly concentrated in coalseam gas properties in Queensland, Australia.

Because we lack diversification, our financial results and condition will rely significantly upon the success of our Australian operations. Currently, most of our efforts and resources are being expended on the Comet Ridge coalseam gas project located in Queensland, Australia.

Failure to pay by our only customer could negatively affect our results of operations.

All of our current Australia natural gas sales are made to one purchaser under one five-year gas supply contract. Loss of revenue from this major customer due to nonpayment could have a negative impact on our results of operations.

We are subject to political and economic risks with respect to our Australian operations.

Our primary operations are in Australia, where we conduct natural gas exploration, development and production activities, which may be subject to:

  •
  political and economic uncertainties, including changes, sometimes frequent or marked, in governmental energy and environmental policies or the personnel administering them;

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

Gas exploration in Queensland, Australia is conducted under an ATP which is granted at the discretion of the Minister for Natural Resources and Mines. Each ATP requires the expenditure of a set amount of exploration costs, and is subject to renewal every four years. On renewal of an ATP, the Minister may require reduction of the area to which the ATP applies. We cannot assure that our ATPs will be renewed.

We may be negatively impacted by the currency exchange rate between United States and Australia since we receive significant revenues from gas sales in Australia.

We may experience losses from fluctuations in the exchange rate between the Australian dollar and the U.S. dollar. Currently, nearly all of our revenues are generated from natural gas sales denominated in Australian currency. Therefore, our reported U.S. revenues are impacted by foreign currency fluctuations. In addition, we may experience fluctuation in our accumulated translation adjustment and oil and gas property accounts due to currency fluctuations. Foreign revenues are also subject to special risks that may disrupt markets, including the risk of war, civil disturbances, embargo and government activities.

We have incurred significant losses over the past several years and such losses are likely to continue until we have significantly greater natural gas sales.

Over the past three fiscal years we have incurred significant losses, as we have focused our efforts in finding coalseam gas reserves and establishing production facilities in Queensland, Australia. Our operating losses are likely to continue until we attain significantly greater natural gas sales volumes. These losses can be expected to deplete our capital and require us to seek additional financing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

We have significant long-term debt and are subject to interest rate risk.

In the near term, the Company expects to enter into a binding agreement with a consortium of Australian banks for a loan of $150 million AUD (approximately $112 million USD at current exchange rates) to refinance existing debt and further develop the Comet Ridge project. The debt will have a variable interest rate and repayment of this debt will require that we generate significant revenues in the long term. In addition, we will be subject to significant interest rate risk on our debt because rates could increase and costs to refinance the debt could be expensive. See "Item 7A. Quantitative and Quantitative Disclosure About Market Risk."

We have commodity price risk.

Virtually all of our current sales revenues consist of natural gas sold in eastern Australia. The eastern Australian gas market is primarily composed of long-term fixed price contracts with annual inflation adjustments. This mitigates commodity price risk.

We may not be able to raise adequate financing to further develop our natural gas properties.

There is currently insufficient cash flow from operations to support our overhead and other projected cash needs during 2004. However, in the near term, the Company expects to enter into an agreement to borrow up to $150 million Australian dollars (approximately $112 million USD) from a group of banks to refinance $90 million AUD in existing debt and to fund our operating and capital needs in Australia for the next few years. We also have obtained written commitments from Slough, our majority shareholder, that Slough will provide funds for working capital, board-approved capital expenditures and operations. We expect that we will explore other financing alternatives, including additional debt financing, further sales of common stock and asset sales. However, we may not be able to obtain additional financing required to fund our proposed business plan beyond 2006. To the extent additional financing is obtained, it may not be on terms beneficial to our stockholders.

We may require future funding from our majority stockholder the terms of which may be disadvantageous to us.

For the past several years a significant source of liquidity as well as long term financing has been from debt and equity financing provided by Slough and its affiliates. We may need to seek additional funding from Slough, although we cannot give any assurance that it will be willing to make additional investments in the Company beyond these investments committed to in our current agreements with Slough. Because alternative financing may not be available, additional stock purchases or loans of additional funds from Slough could be on terms that are not advantageous to our other stockholders.

We must successfully develop existing reserves and acquire or find additional reserves of gas or oil in order to continue long-term production.

Our future production of gas is highly dependent upon our level of success in developing reserves we have discovered and in acquiring or finding additional reserves. The rate of production from our gas properties generally decreases as reserves are depleted. Because we must increase production to become profitable, it is very important for us to continue to develop gas reserves in Australia.

We have limited control over development of some of our properties because we are not the operator of those properties.

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

  •
  the operator's business and technical expertise and financial resources; and

  •
  the selection of suitable technologies for certain operational activities.

If the operators of these properties do not reasonably and prudently drill and develop these properties, then the value of our working interests may be negatively affected.

We are in litigation with the former operator of our major Australian property.

We and certain other interest owners in the Comet Ridge project in Queensland, Australia have brought a lawsuit against the former operator on the project for, among other claims, breach of the operating agreement. The lawsuit has been pending for several years. The outcome of any litigation is difficult to predict. In March 2002, we became operator of the Comet Ridge project as a result of an injunction issued by the court. We will remain operator at least through the conclusion of a trial on the merits as the former operator has exhausted all appeals. If successful at trial, we will continue as operator. However, the outcome of this litigation is uncertain. See Item 3. Legal Proceedings.

Sales of outstanding shares may hurt our stock price.

The market price of our common stock could fall substantially if our stockholders sell large amounts of our common stock. The possibility of such sales in the public market may also hurt the market price of our common stock. As of December 31, 2003, we had 39,221,489 shares of common stock outstanding. Potential future sales of our common stock include 27,290,022 shares beneficially held by our officers, directors and principal stockholders, comprised of common stock held and options and warrants, representing 70% of the total number of shares then outstanding. In addition, the daily trading volume of our common stock has not been significant for the past several years. Any continuous or large sales of our common stock in the open market can be expected to affect the volatility of our share price.

Existing principal stockholders and management own a significant amount of our outstanding stock which gives them control of our activities.

Existing principal stockholders and management own 69% of the outstanding shares of our common stock. Such persons, as a practical matter, control our operations as they are able to elect all members of our board of directors.

Exercise of outstanding warrants and options may dilute current stockholders.

Our outstanding warrants and options could inhibit our ability to obtain new equity because of reluctance by potential equity holders to absorb potential dilution to the value of their shares. As of December 31, 2003, we had warrants and options outstanding to purchase 3,598,400 shares of our common stock at a weighted average exercise price of $2.46 representing 8.40% of the outstanding shares of common stock, assuming their full exercise. These warrants and options enable the holder to profit from a rise in the market value of our common stock with potential dilution to the existing holders of common stock.

Our board of directors can issue preferred stock with terms that are preferential to our common stock.

Our board of directors may issue up to 10 million shares of cumulative preferred stock and up to 10 million shares of non-cumulative preferred stock without action by our stockholders. The board of directors has the authority to divide the two classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series. Rights or preferences could include, among other things:

  •
  the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;

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

Our exploration, drilling, production and transportation of gas and other hydrocarbons can be hazardous. Unforeseen occurrences can happen, including property title uncertainties, unanticipated pressure or irregularities in formations, blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or the environment. Even if our exploration activities discover gas or oil reserves, we may not be able to produce quantities sufficient to justify the cost of exploring for and developing reserves. We maintain insurance against certain losses or liabilities arising from our operations in accordance with customary industry practices and in amounts that our management believes to be prudent. However, insurance is not available for all operational risks, such as the transportation and market risks we face in Australia. The occurrence of a significant event that is not fully insured could negatively impact our results of operations and financial condition.

We face significant risks that natural gas property acquisition and development will not meet expectations or will subject us to unforeseen environmental liability.

While we perform a review consistent with industry practices prior to acquiring any gas and oil property, reviews of this type are inherently incomplete. It generally is not feasible to review in-depth every individual property involved in each acquisition. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may be required to assume certain environmental and other risks and liabilities in connection with properties. There are uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. Therefore, while our current projects do not include the acquisition of developed properties, future acquisitions may have a negative effect upon our operating results.

We are dependent upon the services of our President and Chief Executive Officer.

We are highly dependent on the services of our President, Chief Executive Officer and Chairman of the Board, David L. Bradshaw. The Company entered into an employment agreement with Mr. Bradshaw on September 18, 2001. This agreement automatically renews every two years unless terminated under the terms of the agreement. We do not carry any key man life insurance on Mr. Bradshaw. The loss of his services could negatively impact our operations.

Uncertainty due to terrorist attacks and war may adversely impact financial results and condition, our ability to raise capital and our future growth.

The attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001 and future attacks and war risks, may adversely impact our results of operation, financial condition, ability to raise capital or future growth. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including general disruptions to commerce and the possibility that oil and gas infrastructure facilities, such as refineries, pipelines and storage structures, could be direct targets of, or indirect casualties of, an act of terror or war. In addition, war or the risk of war may also have an adverse effect on the economy. A lower level of economic activity could result in a decline in the consumption of oil and gas which will negatively affect our revenues, financial position and future growth. Furthermore, instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Any hedging activities we engage in may prevent us from realizing the benefits in gas or oil price increases.

To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges during certain time periods. In the past, we have periodically engaged in hedging activities with respect to some of our domestic oil and gas production through a variety of financial arrangements designed to protect against price declines, including swaps and futures contracts. We currently are not a party to any hedging contracts but may engage in hedging in the future.

PROVED OIL AND GAS RESERVES

Supplementary information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto is included in Note 14 to the Company's Consolidated Financial Statements herein.

The Company did not file any estimates or reserve reports of the Company's proved domestic net oil or gas reserves with any governmental authority or agency other than the Securities and Exchange Commission during the year ended December 31, 2003.

AUSTRALIAN REGULATIONS

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

Environmental Matters.    Environmental matters are highly regulated at the state level, with most states having in place comprehensive regulations. In particular, petroleum operations in Queensland must comply with the Environmental Protection Act and any condition requiring compliance with the Australian Petroleum Production and Exploration Association Code of Practice. The Company has incurred costs of approximately $146,000, $35,000 and $10,000 in 2003, 2002 and 2001, respectively, in Australia to comply with environmental regulations. In the fourth quarter of 2003, the Queensland government notified the Company that exploration and production of gas from under national park lands would be limited to using surface facilities located outside the parks. If gas reserves are discovered under park lands, they would be recovered using directional drilling from drill sites adjacent to park lands. Directional drilling is used to produce some coalseam and conventional gas in the US. Management believes directional drilling can be used effectively at Comet Ridge in lieu of drilling from inside the parks. Management does not expect these new requirements to significantly increase future exploration, development and operating costs per mcf sold. Three of the Company's productive wells and one ATP 526 exploration well were previously permitted on park lands. Under current government policy, the four wells will be plugged and abandoned, and the surface area reclaimed at an estimated cost to the Company of $100,000. The Company expects to recover these wells' reserves using directional drilling. The amount of reserves under park lands is not currently known. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

Australian Crude Oil and Gas Markets.    The Australia and Queensland onshore crude oil and gas markets are not regulated. However, a national regulatory framework for the natural gas market in Australia has recently been established (on a state by state basis). The National Gas Access Regime (the "Regime") has been developed by a group of government and oil and gas industry representatives. Among the objectives of the Regime are to provide a process for establishing third party access to natural gas pipelines, to facilitate the development and operation of a national natural gas market, to promote a competitive market for gas in which customers are able to choose their supplier, and to provide a right of access to transmission and distribution networks on fair and reasonable terms and conditions. The Company cannot currently ascertain the impact of the Regime, but believes it should benefit the Company.

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

Environmental Matters.    The Company's business activities are subject to federal, state and local environmental laws and regulations. Compliance with these regulations increases the Company's overall cost of doing business. These costs include production expenses primarily related to the disposal of produced water and the management and disposal of other wastes associated with drilling for and production of hydrocarbons. The Company has incurred costs of approximately $102,000, $51,000 and $25,000 in 2003, 2002 and 2001, respectively, in the United States to comply with environmental regulations. The Company will continue to monitor its environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with these laws and regulations.

EMPLOYEES

At December 31, 2003, the Company employed 13 persons in the United States and 43 persons in Australia on a full-time basis, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.

ITEM 3. LEGAL PROCEEDINGS

The Company, TOGA and two unaffiliated working interest owners are plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas involving the Comet Ridge project. The plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project. Tri-Star answered the allegations, and filed a counterclaim alleging tortious interference with respect to the contracts, the authority to prospect covering the project and contractual relationships with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 2001, the District Court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. In March 2002, the court entered its Writ of Temporary Injunction (the "Injunction") to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA, and TOGA did succeed Tri-Star as operator on March 22, 2002. All available appeals have been exhausted. Therefore, TOGA will continue as operator of the Comet Ridge Project at least through the conclusion of a trial on the merits, and thereafter if successful at trial.

In June 2002, the District Court ruled as unenforceable the arbitration provisions of the existing mediation agreement between the parties. The Eighth District Court of Appeals affirmed the action of the District Court, and Tri-Star has filed a Petition for Review and a Petition for Writ of Mandamus in the Supreme Court of Texas. The Supreme Court has asked for briefing on the merits, without granting review of either Petition, and the Company has filed its responses. The Supreme Court has discretion to either hear, or refuse to hear, the appeals, and no decision has yet been announced. Although pre-trial discovery is proceeding, the pending appeals continue to delay the trial on the merits. If all appeals are resolved, the case is set for trial beginning the week of September 27, 2004.

In August 2003, the District Court heard the Company's Motion to Compel Compliance with Amended Writ of Temporary Injunction. On October 1, 2003, the Court signed an Order finding that Tri-Star willfully disobeyed the Injunction, ordering Tri-Star to cooperate with the Operator and, among other things, to execute a power of attorney to allow the Company to deal directly with the Department of Natural Resources and Mines in Queensland, and the surface owners, on matters pertaining to the Comet Ridge project. Tri-Star filed objections to the power of attorney. In January 2004, the Court conducted a show cause hearing to determine whether sanctions for Tri-Star's past violations of the Injunction, and conditional sanctions to deter future violations, should be imposed and heard Tri-Star's motion to increase the amount of the bond securing the injunction from $500,000 to $1.0 million and objections to the power of attorney. On March 8, 2004, the Court ruled that the bond will not be increased and denied Tri-Star's objections to the power of attorney. The Court has not yet ruled on sanctions against Tri-Star.

Prior to taking over operations, the Company and other plaintiffs paid $1.3 million in disputed joint interest billings to the Registry of the Court, for future payment to Tri-Star for billings held to be proper, or future repayment to plaintiffs for billings held to be improper. In 2002, Tri-Star effectively collected the disputed billings by withholding $1.3 million in unused drilling funds advanced by the plaintiffs to Tri-Star. In December 2003, the parties agreed that the Registry monies should be released to the plaintiffs, although the validity of the disputed billings remains in dispute and a matter of the litigation. In December 2003, the Company received its $1.3 million share of Registry funds, including interest. Upon receipt of the funds, the Company recorded recovery of prepaid drilling costs of $924,000, interest income of $107,000, court fees of $11,000 and a liability of $186,000.

If the Court agrees that amounts billed to the Company were improper, then upon recovery from the defendants, the Company will reduce its full cost pool for approximately $1 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs.

The Company will claim substantial additional damages based upon Tri-Star's billing practices and handling of the arbitration process if the June 21, 2002 ruling of the District Court is upheld on final appeal.

The Company may be involved in various routine disputes in the ordinary course of business. The Company believes that the final resolution of such currently pending or threatened litigation is not likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed and has been trading on the American Stock Exchange since April 1992. As of March 9, 2004, there were approximately 1,700 holders of record of the Company's common stock. The table below sets forth the high and low closing prices for the common stock of the Company for the periods indicated:

	2003		2002
Quarter Ended
	High	Low	High	Low
March 31	$2.35	$1.56	$2.10	$1.50
June 30	$2.99	$1.56	$1.99	$1.60
September 30	$2.98	$2.05	$2.89	$1.57
December 31	$3.69	$1.91	$2.25	$1.55

The Company has not paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain any earnings to provide funds for operations and expansion of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below provides certain information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	433,500	$3.32	293,500
Equity compensation plans not approved by security holders	1,176,900	$2.45	—

Total	1,610,400	$2.69	293,500

At December 31, 2003, the Company had 1,176,900 warrants outstanding with directors, employees and non-employees. From time to time, the Company has offered warrants to directors and employees as an incentive to provide long-term service to the Company. The terms of each warrant are negotiated. Less frequently, the Company has offered warrants to consultants as part of their compensation agreement.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information presented below for the years ended September 30, 1999 through December 31, 2003 is derived from the Consolidated Financial Statements of the Company.

Certain reclassifications have been made to prior financial statements to conform with the current presentation. Also, sales and impairments of oil and gas properties and write-offs or deferred loan costs in certain years materially affect the comparability of the financial information presented below. This information should be read in conjunction with the Consolidated Financial Statements and associated Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended (Except three-month transition period ended December 31, 2000)
	December 31 2003	December 31 2002	December 31 2001	December 31 2000	September 30 2000	September 30 1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenues	$6,253	$4,940	$3,557	$864	$8,624	$7,921

Costs and expenses:
Operating	4,528	3,060	2,218	442	4,233	4,587
General and administrative	5,739	4,976	4,257	1,170	3,732	2,262
Depreciation, depletion and amortizaton	1,487	1,472	1,017	225	1,971	3,154
Write-down of oil and gas properties	2,679	—	—	—	—	5,727
Gain on sale of oil and gas properties	—	(2,166)	—	—	(4,837)	—
Impairment (recovery) of prepaid drilling costs	(924)	(282)	900	—	557	—
Asset retirement obligation accretion	28	—	—	—	—	—

Total costs and expenses	13,537	7,060	8,392	1,837	5,656	15,730

Operating income (loss)	(7,284)	(2,120)	(4,835)	(973)	2,968	(7,809)

Other income (expense):
Interest and other income	255	263	129	37	109	13
Write-off of deferred loan costs	(5,069)	—	—	—	—	—
Interest expense	(5,997)	(3,051)	(2,848)	(302)	(1,662)	(1,633)
Foreign currency exchange gain (loss)	2,587	(33)	(4)	32	(166)	19

Total other income (expense)	(8,224)	(2,821)	(2,724)	(233)	(1,719)	(1,601)

Income (loss) before income taxes	(15,508)	(4,941)	(7,559)	(1,206)	1,249	(9,410)
Income tax benefit (expense)	—	—	1	—	(1,573)	—

Loss before minority interest and cumulative effect of accounting change	(15,508)	(4,941)	(7,558)	(1,206)	(324)	(9,410)
Minority interest in loss of subsidiary	185	130	382	86	367	115

Income (loss) before cumulative effect of accounting change	(15,323)	(4,811)	(7,176)	(1,120)	43	(9,295)
Cumulative effect of accounting change	(46)	—	—	—	—	—

Net income (loss)	$(15,369)	$(4,811)	$(7,176)	$(1,120)	$43	$(9,295)

Net income (loss) per share basic and diluted	$(0.39)	$(0.12)	$(0.28)	$(0.05)	$—	$(0.63)
Consolidated Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$(6,579)	$(4,397)	$(4,316)	$781	$(3,109)	$(116)
Investing activities	$(30,287)	$(16,831)	$(14,683)	$(4,521)	$7,138	$(5,474)
Financing activities	$38,512	$13,538	$26,835	$578	$1,438	$5,387
Consolidated Balance Sheet Data
Cash and cash equivalents	$2,996	$1,725	$9,415	$1,579	$5,897	$430
Working capital	$638	$940	$8,868	$2,256	$6,841	$270
Total assets	$123,608	$84,753	$77,527	$53,350	$52,546	$48,005
Total long-term obligations	$74,126	$27,899	$12,183	$11,589	$10,633	$21,265
Total stockholders' equity	$44,509	$52,767	$57,119	$37,519	$38,635	$23,452

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-K, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify the forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, projected or forecasted in the forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in the Company's production or sales volumes, worldwide supply and demand which affect commodity prices for oil and gas, competing supplies of gas in Australia, the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, the ability of the Company to obtain financing for its proposed activities, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and Australia, conditions in the capital markets, as well as our ability to obtain and continue gas sales contracts in Australia. For a discussion of these and other risks related to the forward-looking statements contained herein, please see "Risk Factors" as discussed in Items 1 and 2 of this Form 10-K.

OIL AND GAS RESERVES

At December 31, 2003, the Company's total proved gas reserves were estimated to be 540 billion cubic feet ("Bcf"), all relating to the Comet Ridge Project in Queensland, Australia. As of December 31, 2003, the Company had no oil reserves. Proved gas reserves, as defined by SEC regulation, are the estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Accordingly, proved reserves do not reflect potentially higher prices under conditional contract provisions.

Using current market product prices in effect at such time and a discount rate of 10% as prescribed by SEC regulation, total discounted future after tax net cash flows were estimated to be $107.6 million as of December 31, 2003, compared to $74.7 million at December 31, 2002. The net increase was due primarily to the addition of proved undeveloped drilling locations resulting from Australian development drilling, the purchase of reserves and the strengthening Australian dollar. Increases in future revenues attributed, in part, to the rise in the value of the Australian dollar were partially offset by similar foreign currency value changes in operating costs and future development costs. The elimination of previously booked domestic reserves relating to the Company's Nine Mile project reduced the domestic discounted future net cash flows to zero, a reduction of approximately $1.9 million.

The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company's proved reserves. An estimate of the future value would also take into consideration, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing gas.

The Company's gas marketing in eastern Australia is focused currently on obtaining long-term gas sales agreements that provide five to 15 years of firm sales typically starting in 2006 to 2008. The Company's independent engineers estimate that if future gas sales agreements require, Comet Ridge could be developed so as to deliver over the next 15 years (2004 to 2018) approximately 340 Bcf of the 540 Bcf in proved reserves at December 31, 2003. Based on contracts and market conditions at year-end, the discounted net cash flows of $107.6 million for the Company's proved reserves as of December 31, 2003 reflect management's estimates of reasonably certain sales levels. These estimates project sales of 237 Bcf over the next 15 years, with limited sales growth in the near term, escalating to 17 Bcf per annum in 2008. The Company anticipates spending approximately $30 million over the next three years on development drilling and expansion of delivery facilities to increase the Company's annual sales deliverability to 24 Bcf net by 2008.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses and also affect the disclosure of contingent items. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.

Oil and Gas Reserves

Estimated reserve quantities and estimated future development costs are used to calculate the rate at which the Company records depreciation, depletion and amortization (DD&A) expense. The process of estimating quantities of proved reserves is inherently uncertain, and the estimates of future net cash flows and their present values from the Company's proved reserves are based upon various assumptions about future production levels and current prices and costs. Any significant variance from the assumptions could result in material differences in the actual quantity of the Company's reserves and amount of estimated future net cash flows from the estimated oil and gas reserves. The discounted after-tax future net cash flows from the estimated reserve quantities impact the recorded value of the full cost pool as discussed below. If the estimate of proved reserve volumes declines or the estimate of future development costs increases, the DD&A expense the Company records increases, reducing net income. Certain early stage exploratory costs are excluded from costs subject to the DD&A calculation. The Company evaluates these excluded costs quarterly, and the costs are added to the DD&A base if the Company determines the costs will or will not result in commercially productive oil or gas production.

Full Cost Method of Accounting for Oil and Gas Properties

The Company accounts for its oil and gas properties using the full cost method. Under this method, the Company is required to record a permanent impairment provision if the net book value of its oil and gas properties (net of related deferred taxes) exceeds a ceiling value equal to the sum of (i) the present value of the future cash inflows from proved reserves, tax effected and discounted at 10% per annum, and (ii) the cost of unevaluated properties. The ceiling test is computed by country and at the end of each quarter. The oil and gas prices used in calculating future cash inflows in the United States are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile; and if the market prices at a period end date have decreased, the Company may have to record an impairment. A loss may also be generated by the transfer of significant early stage exploratory costs to the oil and gas property cost pool that is subject to the ceiling test. These losses typically occur when significant costs are transferred to the oil and gas property cost pool as a result of an unsuccessful project without commercially productive oil and gas production.

The cost of the Company's Australian properties are recorded in a separate full cost pool, as required under the full cost method. The prices received for sales in Australia, which are used to calculate future cash inflows are primarily based on long-term contracts with fixed prices. However, while there is no volatility with respect to the price received in Australian dollars, any volatility in the exchange rate affects the U.S. dollar equivalent price received and exposes the Company to a potential recorded loss in value.

In the event the Company records a reduction in its discounted after-tax future net cash flow from lower estimated reserve quantities, the Company could be required to record a non-cash loss. In addition the Company could record a non-cash loss if costs associated with its domestic exploration projects are added to depletable costs within the domestic full cost pool without sufficient associated oil and gas reserves. While the Company's oil and gas properties are subject to impairments based on product price declines, subsequent increases in value due to price increases will not be recorded. The Company would however record a lower DD&A expense, since the prior impairment would have reduced the net book value of the full cost pool.

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

In the fiscal year ended September 30, 2000 and in 2001, the Company recorded charges to expense of $557,000 and $900,000, respectively, for prepaid drilling costs that the Company had estimated would not be realized as either capital expenditures or cash refunds at that time. These sums were paid to the former operator of the Comet Ridge project in Australia, with whom the Company has been in litigation during the last several years. In the quarter ended September 30, 2002, several months after assuming operations on the Comet Ridge project, the Company recovered $282,000 relating to the prepaid drilling costs previously written off.

Prior to taking over operations, the Company and other plaintiffs paid $1.3 million in disputed joint interest billings to the Registry of the Court, for future payment to Tri-Star for billings held to be proper or future repayment to plaintiffs for billings held to be improper. In 2002, Tri-Star effectively collected the disputed billings by withholding $1.3 million in unused drilling funds advanced by the plaintiffs to Tri-Star. In December 2003, parties agreed that the Registry monies should be released to the plaintiffs, although the validity of the disputed billings remains in dispute and a matter of the litigation. In December 2003 the Company received its $1.3 million share of Registry funds, including interest. Upon receipt of the funds, the Company recorded recovery of prepaid drilling costs of $924,000, interest income of $107,000, court fees of $11,000 and a liability of $186,000.

If the Court agrees that the $1.3 million in disputed billings were improper, then upon recovery from the defendants, the Company would receive $1.2 million and reduce its full cost pool for approximately $1 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs. The Company may also record gains or losses upon resolution of the Comet Ridge litigation that are unrelated to these disputed billings.

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

During 2003, the Company used $6.6 million of cash in operating activities and invested $25.8 million in capital expenditures and $7.7 million in the repurchase of a royalty interest in the Comet Ridge project. The Company received proceeds of $3.2 million from the sale of oil and gas assets. The Company's operating activities and capital investments were funded with $38.5 million in net proceeds from debt financing.

Debt financing during 2003 consisted of approximately $68 million received from Slough Trading Estates Limited ("STEL"). This financing, as discussed in Note 2 to the Consolidated Financial Statements, was primarily used for continued development of the Comet Ridge project and exploration of acreage within ATP 526. In addition, the borrowing from STEL allowed the Company to retire TCW Asset Management Company ("TCW") debt of approximately $22 million, purchase the $7.7 million royalty interest held by TCW and repay $4.7 million in short term loans from Slough Estates USA Inc. ("Slough"). See Note 4 to the Consolidated Financial Statements. During 2003, the Company repaid the $1.9 million debt associated with a drilling rig currently being used in Australia with funds borrowed from STEL.

At December 31, 2003, the Company owed Slough Estates USA ("Slough") $4 million. The loan which is due in April 2005 bears an interest rate of LIBOR (1.178% as of December 31, 2003) plus 3.5%.

The Company has various commitments in addition to its long-term debt. The following table summarizes the Company's contractual obligations at December 31, 2003 (in thousands):

Contractual Obligation	Total	2004	2005	2006	2007	Thereafter
Long-term debt	$74,126	$—	$37,751	$—	$—	$36,375
Operating leases for office space	$1,240	$321	$319	$324	$265	$11
Operating leases for equipment	$415	$175	$162	$44	$32	$—
Standby drilling fees	$120	$60	$60	$—	$—	$—
Petroleum lease expenditures	$1,925	$825	$550	$275	$275	$—
Asset retirement obligation	$4,700	$100	$—	$—	$—	$4,600

The table below provides an analysis of the Company's capital expenditures of $33.5 million during the year ended December 31, 2003.

Capital Expenditures Activity
(in thousands)

Australia:
Comet Ridge royalty interest acquisition	$7,669
Comet Ridge drilling and completion	13,733
Comet Ridge facilities and equipment	6,201
Other	1,051
Domestic:
Leasehold acquisitions	2,053
Nine Mile drilling and completion	1,296
Lay Creek drilling and completion	799
Other	709

Total	$33,511

Included within 2003 capital spending was $699,000 of capitalized interest expense associated with the Company's Australian and domestic properties.

During the year ended December 31, 2003, the Company received proceeds from asset sales of $3.2 million associated with the sale of a 75% interest in the Company's Stateline prospect located in western Nebraska.

Exploration and Development Drilling Commitments

The Company's anticipated capital expenditures during 2004 total approximately $22 million. In Australia, the Company expects to incur capital costs of $18 million. Fourteen million dollars would be for exploratory drilling and for gas gathering and water disposal facilities. Four million dollars would be for exploration activities on ATP 653 and ATP 655. Capital spending in the United States, primarily on the Company's Lay Creek, Frenchman and Republican prospects, is expected to be approximately $4 million.

Of the $22 million described above, the Company plans to fund the $18 million estimated for the Australian capital expenditures under the Australian bank facility described below. Of the remaining $4 million in planned expenditures, the Company has determined approximately $3 million is discretionary and will be expended only if the Company obtains additional capital as described below.

The Company anticipates funding operations and capital expenditures in Australia and the United States for 2004 using (a) cash on hand at December 31, 2003, (b) net gas revenues, (c) expected proceeds of approximately $20 million ($27 million Australian) in long term borrowings under an $150 million AUD (approximately $112 million USD) Australian bank credit facility the Company expects to sign in the near term and (d) a commitment from Slough to provide funds for working capital, board-approved capital expenditures and operations. See Note 4 to the Consolidated Financial Statements. In order to fund discretionary domestic capital expenditures in 2004 in excess of these cash resources, the Company contemplates that it will require alternative sources of capital. Additional sources of funding may include additional debt financings and asset sales. With the sale of interests in its prospective acreage, the Company expects to generate cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

Year Ended December 31, 2002

During 2002, the Company used $4.4 million of cash in operating activities and invested cash of $27.4 million in capital expenditures. The Company received proceeds of $10.5 million from the sale of oil and gas assets. The Company's operating activities and capital investments were funded with cash on hand at the beginning of the year of $9.4 million and net proceeds of $13.5 million of debt financing.

Debt financings during 2002 included $10.0 million received from TCW Asset Management Company ("TCW") and $4.0 million received from Slough Estates USA ("Slough"), the Company's largest shareholder. The TCW borrowing was used for continued development of the Comet Ridge project. The $4.0 million received from Slough was used to fund domestic projects and for general corporate purposes. In 2002, the Company made principal payments to Slough of $515,000 on the note payable associated with the drilling rig being used in Australia. Through August 15, 2003, the Company was a party to an amended and restated Credit Agreement with TCW with a principal balance of $22 million, which was used for development of the Comet Ridge project. As set forth in Note 2 to the Consolidated Financial Statements, the Company has repaid this loan.

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

Included within 2002 capital spending was $466,000 of capitalized interest expense associated with the Company's Australian and domestic properties.

Proceeds from asset sales of $10.5 million during 2002 included $4.8 million from the sale of interests in the Frenchman and Republican prospects in Colorado, $4.1 million from the sale of the West Buna properties in Texas, $595,000 received from the sale of a 50% interest in the Nine Mile prospect in Colorado and $1.0 million in reimbursed Lay Creek drilling costs under the terms of a 2001 purchase and sale agreement.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

The Company incurred a net loss of $15.4 million in 2003 compared to a net loss of $4.8 million in 2002. The increase in the loss is principally attributable to the write-off of deferred loan costs, higher debt service costs, an impairment of the carrying value of the Company's U.S. oil and gas properties and higher operating costs. The increase in the higher operating costs was partially offset by a favorable currency exchange gain. The table below provides a comparison of operations. The table is intended to provide a comparative review of significant operational items and, accordingly, nominal differences may exist from the amounts presented in the accompanying Consolidated Financial Statements. Certain prior period amounts may have been reclassified to ensure comparability.

	Year Ended
	December 31 2003		December 31 2002	Increase (Decrease)	% Increase (% Decrease)
	(in thousands, except average per Mcf prices and costs)
Worldwide operations:
Gas and oil revenue	$6,247		$4,934	$1,313	27%
Gas volumes (MMcf)	4,254		3,765	489	13%
Average gas price per Mcf	$1.47		$1.25	$0.22	18%
Operating expense	$4,528		$3,060	$1,468	48%
Average operating cost per Mcf sold	$1.06		$0.80	$0.26	32%
General and administrative	$5,739		$4,976	$763	15%
Depreciation, depletion and amortization ("DD&A")	$1,487		$1,472	$15	1%
Impairment of oil and gas properties	$2,679		$—	$2,679	N/A
Interest expense	$5,997		$3,051	$2,946	97%
Write-off of deferred loan costs	$5,069		$—	$5,069	N/A
Foreign currency exchange gain (loss)	$2,587		$(33)	$2,620	N/A
Australia operations:
Gas revenue	$6,235		$4,506	$1,729	38%
Gas volumes (MMcf)	4,251		3,697	554	15%
Average gas price per Mcf	$1.47		$1.22	$0.25	20%
Operating expense	$3,758		$2,667	$1,091	41%
Average operating cost per Mcf sold	$0.88		$0.72	$0.16	22%
Oil and gas property DD&A	$1,353		$1,071	$282	26%
Other DD&A	$83		$145	$(62)	(43%	)
Oil and gas property DD&A rate per Mcf sold	$0.32		$0.29	$0.03	10%
Domestic operations:
Gas and oil revenue	$12		$428	$(416)	(97%	)
Gas volumes (MMcf)	3		68	(65)	(96%	)
Average gas price per Mcf	$3.95		$3.10	$0.85	27%
Operating expense	$770		$393	$377	96%
Average operating cost per Mcf sold	$2.69	(1)	$2.88	$(0.19)	(7%	)
Impairment of oil and gas properties	$2,679		$—	$2,679	N/A
Other DD&A	$51		$49	$2	4%

(1)
Average operating costs per Mcf for the year ended December 31, 2003 is for the Company's sole producing property in 2003. For a more meaningful comparison of operating costs per Mcf, significant operating costs associated with non-producing properties sold and properties in the dewatering stage have been excluded.

Revenues and Volumes

The 27% increase in the Company's operating revenues was due principally to increased gas production and higher gas prices received from the Company's Australian Comet Ridge project. Australian revenues increased 38% due to a 15% increase in gas volumes sold and a 20% increase in average gas prices. Favorable foreign currency exchange rates were the principal factors contributing to the average gas price increase. The Company's current Australian gas sales contracts are long-term fixed contracts with yearly adjustments for inflation.

In natural gas production operations, joint owners sometimes sell more or less than the production volumes to which they are entitled based on their revenue ownership interest. The joint operating agreement relating to the Comet Ridge project includes gas balancing provisions to govern production allocations in this situation. The Company records a natural gas imbalance in other liabilities if any excess takes of natural gas exceed its remaining proved reserves for the property. As of December 31, 2003, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 1,752 MMcf (net of royalties). Based on the December 31, 2003 average sales price of $1.78 per Mcf, this overproduction represents $3.1 million in gas revenues. No liability has been recorded for the excess volumes taken as they do not exceed the Company's share of remaining proved reserves. Under the terms of the gas balancing agreement, the Company may be required to reduce the monthly volumes it sells by up to 50% of its entitled share of sales, to enable underproduced parties to sell more than their entitled share of the gas sales and cure the imbalance.

Gas sales in the U.S. decreased significantly due to the sale of substantially all of the Company's U.S. producing properties in May 2002.

Expenses and Foreign Exchange Gains/Losses

Australia operating expenses increased by 41% in 2003 due to an increase in the number of wells drilled and producing, an increase in the Company's ownership in the Comet Ridge project in mid-2002, and changes in foreign currency exchange rates. The average operating costs per Mcf sold in Australia increased from $0.72 per Mcf to $0.88 per Mcf, an increase of 22%. The rise in operating costs, principally in the Comet Ridge Fairview field, was due to higher field costs caused by the increase in the number of wells to be serviced and higher compressor costs. Approximately 44% of the per unit operating costs were associated with compressor costs and costs incurred on wells that are dewatering and not selling gas.

Depletion expense for the Australian project increased 26% in 2003 due to higher sales volumes and an increase in the average depletion rate per unit produced and sold. Higher finding costs for reserves added was the principal factor increasing the depletion rate.

The impairment expense of approximately $2.7 million was attributed largely to unsuccessful exploration on the Nine Mile prospect.

Domestic operating costs were largely attributable to the Lay Creek coalseam methane project where the initial ten wells are in the dewatering phase. Operating costs in the Powder River Basin, the Company's sole domestic producing property, averaged approximately $2.69 per Mcf.

General and administrative expenses increased 15% in 2003 due principally to higher personnel costs associated with increased activity in Australia resulting from growth of the Comet Ridge project.

Interest expense increased by $2.9 million in 2003 due to increased borrowings and higher loan balances. In the third quarter of 2003, the Company wrote off approximately $5.1 million in deferred loan costs related to the TCW loan retired on August 15, 2003.

The Company recovered $924,000 of prepaid drilling costs previously written off in 2001 and 2000. Both the recovery and write-offs are associated with the litigation involving the Company's Australian properties. See Note 12 to the accompanying Consolidated Financial Statements.

Foreign currency exchange gain, recognized in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"), approximated $2.6 million in 2003. This gain was principally attributable to intercompany debt TOGA owed the Company prior to August 15, 2003. The non-permanent portion of this intercompany debt was substantially reduced on August 15, 2003, and such reduction is expected to reduce future foreign currency gains and losses.

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

The Company incurred a net loss of $4.8 million in 2002 compared to a net loss of $7.2 million in 2001. The reduced loss in 2002 compared to 2001 resulted primarily from $2.2 million in gains on the sale of two U.S. properties recorded during 2002. The table below is intended to provide a comparative review of significant operational items. Accordingly, nominal differences may exist from the amounts presented in the accompanying Consolidated Financial Statements. Certain prior period amounts may have been reclassified to ensure comparability.

	Year Ended
	December 31 2002	December 31 2001	Increase (Decrease)	% Increase (% Decrease)
	(in thousands, except average per Mcf prices and costs)
Worldwide operations:
Gas and oil revenue	$4,934	$3,508	$1,426	41%
Other revenue	$126	$49	$77	157%
Gas volumes (MMcf)	3,765	2,439	1,326	54%
Oil volumes (MBbls)	11	17	(6)	(35%)
Average gas price per Mcf	$1.25	$1.27	$(0.02)	(2%)
Average oil price per Bbl	$19.11	$24.10	$(4.99)	(21%)
Operating expense	$3,060	$2,218	$842	38%
Average operating cost per Mcf equivalent ("Mcfe") sold	$0.80	$0.87	$(0.07)	(8%)
General and administrative	$4,976	$4,257	$719	17%
Depreciation, depletion and amortization ("DD&A")	$1,472	$1,017	$455	45%
Interest expense	$3,051	$2,848	$203	7%
Australia operations:
Gas revenue	$4,506	$2,606	$1,900	73%
Gas volumes (MMcf)	3,697	2,339	1,358	58%
Average gas price per Mcf	$1.22	$1.11	$0.11	10%
Operating expense	$2,667	$1,508	$1,159	77%
Average operating cost per Mcf sold	$0.72	$0.64	$0.08	13%
Oil and gas property DD&A	$1,071	$740	$331	45%
Other DD&A	$145	$26	$119	458%
Oil and gas property DD&A rate per Mcfe sold	$0.29	$0.32	$(0.03)	(9%)
Domestic operations:
Gas and oil revenue	$428	$902	$(474)	(53%)
Gas volumes (MMcf)	68	100	(32)	(32%)
Oil volumes (MBbls)	11	17	(6)	(35%)
Average gas price per Mcf	$3.10	$4.83	$(1.73)	(36%)
Average oil price per Bbl	$19.11	$24.10	$(4.99)	(21%)
Operating expense	$393	$710	$(317)	(45%)
Average operating cost per Mcfe sold	$2.88	$3.48	$(0.60)	17%
Oil and gas property DD&A	$207	$203	$4	2%
Other DD&A	$49	$48	$1	2%
Oil and gas property DD&A rate per Mcfe sold	$1.54	$1.00	$0.54	54%

Revenues and Volumes

While revenues, gas and oil volumes in the U.S. decreased due to the sale of substantially all U.S. producing properties in May 2002, gas volumes sold in Australia increased 58% due to increased gas sales from existing wells and also from new wells drilled and connected to the gathering system during 2002. Gas revenues in Australia increased 67% as a result of the sales volume increase, favorable exchange rate changes and sales price increases during 2002.

Expenses and Foreign Exchange Gains/Losses

Operating expenses in Australia increased 77% along with increased sales volumes. The 5% increase in Australian operating costs per Mcf related to activity at the Comet Ridge Fairview field. The increase consisted of a 4% decrease for field-wide cost efficiencies and a 9% increase related to the Company's acquisition of additional interests in the Fairview field. Cost efficiencies occurred when total field costs increased proportionately less than field sales volumes increased in 2002 over 2001. The acquisitions increased the Company's share of field-wide costs and entitled share of gas sales, but reduced for 2002 the Company's actual gas sales volumes in excess of entitled volumes because of underproduction of the acquired interests. As a result, the Company's share of operating costs increased in 2002 greater than the Company's share of gas sales volumes did. Domestic operating expenses decreased significantly due to the U.S. property sales.

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

During 2002, the Company recorded $2.2 million in gains on domestic property sales. The Company also recovered $282,000 in prepaid drilling costs compared to $900,000 for impairment of prepaid drilling costs in 2001. The recovery of prepaid drilling costs was due to funds received from Tri-Star in excess of recorded receivables for unused, prepaid drilling costs. See Note 12 to the Consolidated Financial Statements.

Interest expense increased to $3.1 million from $2.8 million or 7%, primarily due to an increase in long-term debt outstanding for most of 2002.

Foreign currency exchange losses in 2002 were $33,000 compared to a loss of $5,000 in 2001 because the equivalent U.S. dollar value of the Australian dollar remained relatively stable during 2001 and increased slightly during 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. The Company does not use financial instruments to any degree to manage foreign currency, interest rate and commodity risks and does not hold or issue financial instruments to any degree for trading purposes. At December 31, 2003, the Company was exposed to some market risk with respect to foreign currency, long-term debt, and natural gas prices; however, management did not believe such risk to be material.

Foreign Currency Risk

The Company's subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd ("TOGA") uses the Australian dollar as its functional currency. To the extent that business transactions in Australia are not denominated in the Australian dollar, the Company is exposed to foreign currency exchange risk. During 2003, the

Company benefited from the non-permanent intercompany debt TOGA owed Tipperary Corporation that was denominated in U.S. dollars. The Company recorded a foreign currency gain of $2.6 million related to this intercompany debt. As this non-permanent intercompany debt is now retired, the Company does not anticipate recording significant future foreign currency gains or losses due to changes in exchange rates. TOGA does expect to participate in some U.S. dollar transactions, but does not anticipate such transactions will result in a significant foreign currency risk. During 2003, the Company has experienced significant growth in the accumulated translation adjustment, the oil and gas properties accounts, and the standardized measure of proved reserve value due to the strengthening of the Australian dollar as compared to the U.S. dollar. The Company may experience significant changes in these accounts and the standardized measure during 2004 and in future years if exchange rates are volatile; however, such volatility will not result in a loss or gain on the income statement. The majority of the Company's revenues, operating expenses and general and administrative expenses in Australia are incurred in Australian dollars. During 2003, the Company's revenues and expenses increased as a result of the strength of the Australian dollar. The Company expects its financial results will be impacted by exchange rate volatility, but does not expect a significant effect on future earnings as a result of this volatility.

Interest Rate Risk

The Company currently has a significant amount of outstanding debt and is exposed to risk resulting from changes in interest rates. While the majority of the Company's current debt has been under long-term fixed interest rate agreements, the expected new Australian debt facility will be at a floating rate. The Company is at risk that rates could increase and costs required to refinance the debt may be prohibitive. At current debt levels, a 1% change in interest rate change will result in a cost or benefit to the Company of $741,000 per year.

Commodity Price Risk

Virtually all of the Company's current sales revenues consist of natural gas sold in eastern Australia. The eastern Australian gas market is primarily composed of long-term fixed price contracts with adjustments made for the rate of inflation which minimizes the Company's commodity price risk. Although not anticipated, the Company may be required to recognize a non-cash ceiling test impairment, as described in Critical Accounting Polices found in Item 7 of this Form 10-K, of the Australian properties if more costs are added to the full cost pool than are supported by gas reserves or the Australian dollar weakens significantly.

The Company has in the past and plans in the future to sell significant quantities of gas or oil in the United States market. If the Company does sell significant quantities of gas or oil in the United States, it may be exposed to price volatility that could affect the carrying value of its U.S. oil and gas properties.

ITEM 8. FINANCIAL STATEMENTS

The Company's financial statements and related audit report appear on pages 31 through 63 in this annual report:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tipperary Corporation:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the Consolidated Financial Statements, the Company changed its method of accounting for asset retirement costs effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 29, 2004

TIPPERARY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,996	$1,725
Restricted cash	—	546
Receivables	1,585	1,863
Other current assets	344	290

Total current assets	4,925	4,424

Property, plant and equipment, at cost:
Oil and gas properties, full cost method	120,703	75,395
Other property and equipment	4,431	3,827

	125,134	79,222
Less accumulated depreciation, depletion and amortization	(8,078)	(4,882)

Property, plant and equipment, net	117,056	74,340

Deferred loan costs	1,140	5,751
Other noncurrent assets	487	238

	$123,608	$84,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,883	$1,384
Accrued liabilities	2,329	1,970
Royalties payable	75	130

Total current liabilities	4,287	3,484

Long-term debt	74,126	27,899
Long-term asset retirement obligation	268	—
Commitments and contingencies (Note 12)
Minority interest	418	603
Stockholders' equity:
Preferred stock:
Cumulative; par value $1.00; 10,000,000 shares authorized; none issued	—	—
Non-cumulative, par value $1.00; 10,000,000 shares authorized; none issued	—	—
Common stock; par value $.02; 50,000,000 shares authorized; 39,231,087 shares issued and 39,221,489 shares outstanding at December 31, 2003 and 2002	785	785
Capital in excess of par value	149,970	149,953
Accumulated deficit	(113,315)	(97,946)
Accumulated other comprehensive income	7,094	—
Treasury stock, at cost; 9,598 shares	(25)	(25)

Total stockholders' equity	44,509	52,767

	$123,608	$84,753

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues	$6,253	$4,940	$3,557
Costs and expenses:
Operating	4,528	3,060	2,218
General and administrative	5,739	4,976	4,257
Depreciation, depletion and amortization	1,487	1,472	1,017
Gain on sale of oil and gas properties	—	(2,166)	—
Impairment of oil and gas properties	2,679	—	—
Asset retirement obligation accretion	28	—	—
Impairment (recovery) of prepaid drilling costs	(924)	(282)	900

Total costs and expenses	13,537	7,060	8,392

Operating loss	(7,284)	(2,120)	(4,835)

Other income (expense):
Interest and other income	255	263	129
Write-off of deferred loan costs	(5,069)	—	—
Interest expense	(5,997)	(3,051)	(2,848)
Foreign currency exchange gain (loss)	2,587	(33)	(4)

Total other expense	(8,224)	(2,821)	(2,724)

Loss before income taxes	(15,508)	(4,941)	(7,559)
Income tax benefit	—	—	1

Loss before minority interest and cumulative effect of accounting change	(15,508)	(4,941)	(7,558)
Minority interest in loss of subsidiary	185	130	382

Loss before cumulative effect of accounting change	(15,323)	(4,811)	(7,176)
Cumulative effect of accounting change	(46)	—	—

Net loss	$(15,369)	$(4,811)	$(7,176)

Net loss per share—basic and diluted	$(.39)	$(.12)	$(.28)

Weighted average shares outstanding—basic and diluted	39,221	39,123	25,842

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income	Treasury Stock
			Capital in excess of par value	Accumulated Deficit
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2000	24,473	$490	$123,013	$(85,959)	$—	10	$(25)	$37,519
Net loss and comprehensive loss	—	—	—	(7,176)	—	—	—	(7,176)
Common stock issued:
To acquire oil and gas property	675	14	1,674	—	—	—	—	1,688
For cash	13,823	276	24,812	—	—	—	—	25,088

Balance at December 31, 2001	38,971	780	149,499	(93,135)	—	10	(25)	57,119
Net loss and comprehensive loss	—	—	—	(4,811)	—	—	—	(4,811)
Common stock issued: To acquire oil and gas property	250	5	445	—	—	—	—	450
Compensatory warrants granted	—	—	9	—	—	—	—	9

Balance at December 31, 2002	39,221	785	149,953	(97,946)	—	10	(25)	52,767
Net loss	—	—	—	(15,369)	—	—	—	(15,369)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	7,094	—	—	7,094

Comprehensive loss								(8,275)
Compensatory warrants granted	—	—	17	—	—	—	—	17

Balance at December 31, 2003	39,221	$785	$149,970	$(113,315)	$7,094	10	$(25)	$44,509

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(15,369)	$(4,811)	$(7,176)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	1,487	1,472	1,017
Amortization and write-off of deferred loan costs	5,982	1,470	1,302
Warrants granted for services	6	9	—
Minority interest in loss of subsidiary	(185)	(130)	(382)
Foreign currency exchange gain	(2,571)	—	—
Gain on sale of oil and gas properties	—	(2,166)	—
Asset retirement obligation accretion	28	—	—
Cumulative effect of accounting change	46	—	—
Impairment of oil and gas properties	2,679	—	—
Change in assets and liabilities
(Increase) decrease in receivables	14	116	(205)
(Increase) decrease in other current assets	(21)	3	(683)
Increase (decrease) in accounts payable and accrued liabilities	1,380	(256)	1,809
(Decrease) increase in royalties payable	(55)	(104)	2

	8,790	414	2,860

Net cash used by operating activities	(6,579)	(4,397)	(4,316)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties, net of expenses	3,224	10,537	2,782
Additional investing activities	—	—	(8)
Capital expenditures	(33,511)	(27,368)	(17,457)

Net cash used by investing activities	(30,287)	(16,831)	(14,683)

Cash flows from financing activities:
Proceeds from borrowings	67,764	14,000	24,500
Principal repayments	(28,599)	(515)	(21,992)
Proceeds from issuance of stock and warrants	—	—	25,575
Decrease in restricted cash	546	766	147
Payments for other financing activities	(1,199)	(713)	(1,395)

Net cash provided by financing activities	38,512	13,538	26,835

Effect of exchange rate changes on cash	(375)	—	—

Net increase (decrease) in cash and cash equivalents	1,271	(7,690)	7,836
Cash and cash equivalents at beginning of year	1,725	9,415	1,579

Cash and cash equivalents at end of year	$2,996	$1,725	$9,415

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tipperary Corporation and its subsidiaries (the "Company") are principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalseam gas properties, with its major producing property located in Queensland, Australia. The Company's activities in Australia are conducted through its 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd ("TOGA"). As of December 31, 2003, the Company owned a 73% undivided capital interest in the Comet Ridge project. The Company also holds exploration permits in Queensland and is involved in coalseam gas and conventional gas exploration in the United States through three projects in Colorado and one project in Nebraska. The Company seeks to increase its reserves through exploration and development projects. During fiscal 2000, the Company disposed of a majority of its conventional oil and gas properties in the United States. During 2002, the Company sold substantially all of its domestic producing properties. The Company is a majority owned subsidiary of Slough Estates USA Inc. ("Slough"). At December 31, 2003, Slough held 61.3% of the Company's outstanding common stock.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Tipperary Corporation, its wholly-owned subsidiaries, Tipperary Oil & Gas Corporation and Burro Pipeline Corporation, and its 90%- owned subsidiary, TOGA. Slough owns the remaining 10% of TOGA. All intercompany transactions and balances have been eliminated.

Liquidity and Operations

The Company has used equity and debt financings and sales of producing properties to fund most of its capital expenditures and operations during the last few years. These capital expenditures included the acquisition of additional interests in the Comet Ridge project in Queensland, Australia.

The Company's anticipated capital expenditures during 2004 total approximately $22 million. In Australia, the Company expects to incur capital costs of $18 million. Fourteen million dollars would be for exploratory drilling and for gas gathering and water disposal facilities. Four million dollars would be for exploration activities on ATP 653 and ATP 655. Capital spending in the United States, primarily on the Company's Lay Creek, Frenchman and Republican prospects is expected to be approximately $4 million.

Of the $22 million described above, the $18 million estimated for the Australian capital expenditures is planned to be funded by the Australian bank facility described below. Of the remaining $4 million in planned expenditures, the Company has determined approximately $3 million is discretionary and will be expended only if the Company obtains additional capital as described below.

The Company anticipates funding operations and capital expenditures in Australia and the United States for 2004 using (a) cash on hand at December 31, 2003, (b) net gas revenues, (c) expected proceeds of approximately $20 million ($27 million Australian) in long term borrowings under a $150 million AUD (approximately $112 million USD) Australian bank credit facility and (d) a commitment from Slough to provide funds for working capital, board-approved capital expenditures and operations. See Note 4 to the Consolidated Financial Statements. In order to fund discretionary domestic capital expenditures in 2004 in excess of these cash resources, the Company contemplates that it will require alternative sources of capital. Additional sources of funding may include additional debt financings and asset sales. With the sale of interests in its prospective acreage, the Company expects to generate cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

Use of Estimates and Significant Risks

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to the determination of oil and gas reserve quantities and future net cash flows. Actual results could differ from those estimates.

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

The Company sells gas production to various purchasers in the United States. The majority of its Australian sales receivables is with Energex Retail Pty Ltd.

Financial Instruments

At December 31, 2003 and 2002, the Company believes that the fair value of its long-term debt approximates its carrying amount. The carrying amounts of cash and cash equivalents, receivables and accounts payable also approximated fair value at December 31, 2003 and 2002.

Derivative Instruments and Hedging Activities

The Company has periodically used derivatives to hedge a portion of its U.S. crude oil and natural gas production. In the future, the Company may enter into derivative contracts to mitigate the risk of foreign currency exchange rate fluctuations.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Effective with the adoption of SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income along with an offsetting adjustment to the basis of the item being hedged for fair value hedges or deferred in other comprehensive income to the extent the hedge is effective for cash flow hedges. To qualify for hedge accounting, the derivative must qualify as either a fair-value, cash-flow or foreign-currency hedge.

The Company has not hedged any of its production since March 2000. The Company did not hedge its foreign currency exchange risk during 2003, 2002 or 2001.

Property, Plant and Equipment

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation, depletion and amortization ("DD&A"). Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. See Note 5. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Separate cost centers are maintained for each country in which the Company has operations. During 2003, 2002 and 2001, the Company's primary oil and gas operations were conducted in the United States and in Australia.

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

Revenue Recognition and Gas Imbalances

The Company recognizes natural gas and oil revenue from its interests in producing wells as natural gas and oil are produced and sold from those wells. The Company uses the sales method of accounting for these revenues. Under the sales method, revenues are recognized based on actual volumes sold to purchasers. With natural gas production operations, joint owners may take more or less than the production volumes entitled to them under the governing operating agreement. The Company records a natural gas imbalance in other liabilities if its excess takes of natural gas exceed its remaining proved reserves for the property. As of December 31, 2003, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 1,752 MMcf (net of royalties). Based on the December 31, 2003 average sales price of $1.78 per Mcf, this overproduction represents $3.1 million in gas revenues. No liability has been recorded for the excess volumes taken, as they do not exceed the Company's share of remaining proved reserves. Under the terms of the governing gas balancing agreement, the Company may be required to reduce the monthly volumes it sells by up to 50% of its entitled share of sales, to enable underproduced parties to sell more than their entitled share of the gas sales and cure the imbalance.

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of oil and gas properties is provided using the units-of-production method computed using proved oil and gas reserves. Salvage value is taken into account in determining depletion rates.

Depreciation and amortization of other property, plant and equipment and other assets is provided using the straight-line method computed over estimated useful lives ranging from three to fifteen years.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of net operating loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax assets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares and the effect of dilutive unexercised stock options and warrants. Options and warrants to purchase 3.6 million, 3.5 million and 3.5 million shares of common stock at prices ranging from $1.50 to $5.13 per share were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Foreign Currency

Effective April 1, 2003, the Company changed the functional currency of its Australian subsidiary ("TOGA") from the U.S. dollar to the Australian dollar. In April 2003, TOGA began borrowing Australian dollars under its new debt agreement with Slough Trading Estates Limited ("STEL"), a UK company and wholly-owned subsidiary of Slough Estates plc and parent of Slough (See Note 2). That borrowing, combined with TOGA's assumption of operations of the Comet Ridge project and increased gas sales from the project, results in substantially all of TOGA's transactions being denominated in the Australian dollar. As the functional currency is the local currency, the current rate method is used to translate Australian dollar financial statements into U.S. dollars for TOGA. All assets and liabilities are translated using current exchange rates, while revenues and expenses are translated at rates in existence when the transactions occurred. The translation adjustment that results from using varying rates in the translation process is reported as a component of other comprehensive income and is accumulated and reported as a separate line item in stockholders' equity in the Company's Consolidated Financial Statements.

As a result of the change in functional currency effective April 1, 2003, the Company recorded an initial foreign currency translation adjustment of $249,000. The cumulative foreign currency translation adjustment as of December 31, 2003 totaled $7.1 million (net of $0 tax). In accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"), during the year ended December 31, 2003, the Company recognized a foreign currency exchange gain of $2.6 million, related to intercompany debt. Substantially all of this foreign exchange gain relates to intercompany debt TOGA owed Tipperary Corporation prior to August 15, 2003. As described in Note 2, the non-permanent portion of intercompany debt was substantially reduced on August 15, 2003.

Stock-Based Compensation

Statements of Financial Accounting Standards No. 148, "Accounting For Stock-Based Compensation—Transition and Disclosure," and No. 123, "Accounting For Stock-Based Compensation," encourage, but do not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. At December 31, 2003, the Company had two stock-based employee option plans and warrants issued to directors and employees, which are described more fully in Note 9. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and has applied the disclosure provisions of SFAS 123 and 148. Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

The Company has also granted warrants to non-employees for services rendered. These warrants are recorded at fair value in accordance with SFAS 128. See Note 9.

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss as reported	$(15,369)	$(4,811)	$(7,176)
Add:
Total compensation cost included in reported net loss, net of tax	—	—	—
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(200)	(241)	(269)

Pro forma net loss	$(15,569)	$(5,052)	$(7,445)
Loss per share
Basic and diluted—as reported	$(.39)	$(.12)	$(.28)
Basic and diluted—pro forma	$(.40)	$(.13)	$(.29)

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

Significant Customers

In the United States, the Company has sold its oil and gas production to several purchasers during the past several years, generally under short-term contracts. During 2003, the Company did not have material domestic oil or gas sales. The Company had domestic sales in excess of 10% of total U.S. revenues to BP America Production Co. and Smith Production Inc. of 54% and 40%, respectively in 2002 and 77% and 22%, respectively in 2001.

In Australia, the Company had sales in excess of 10% of total Australian revenues to Energex Retail Pty Ltd of 100%, 97% and 100% in 2003, 2002 and 2001, respectively. Currently, all of the Company's Australia natural gas sales are made to this one purchaser under one five-year gas supply contract. Loss of revenue from this major customer due to nonpayment, reduction in sales or loss of the gas supply contract could have a negative impact on the Company's results of operations.

Segment Information

The Company has two geographic reporting segments within the oil and gas exploration, development and production industry. The Company operates in two geographic areas, the United States and Australia. See Notes 13 and 14.

Issuance of Subsidiary Common Stock

Sales of stock by a subsidiary are accounted for as capital transactions. No gain or loss is recognized on these transactions. During 2003 and 2002, no subsidiary stock was issued.

Impact of New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and generally to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities—An Interpretation of ARB 51 (Revised December 2003)" ("FIN 46R"), which also addresses consolidation by business enterprises of variable interest entities. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS 142"). SFAS 141 and 142 became effective on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Company's consolidated balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, the Company has included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of oil and gas properties, even after SFAS 141 and 142 became effective.

As applied to companies that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect the Company's Balance Sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and the Company's unproved oil and gas leaseholds. The Company's results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

At December 31, 2003 and 2002, the Company had undeveloped leaseholds of approximately $3.1 million and $3.0 million, respectively, that would be classified on the Consolidated Balance Sheets as "intangible undeveloped leaseholds" and no amounts that would be classified as "intangible developed leaseholds," if the Company applied the interpretations currently being discussed.

The Company will continue to classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

NOTE 2—RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company owed Slough and STEL approximately $74.1 million as shown in Note 8 to the Consolidated Financial Statements.

In December 2003, the Company entered into an agreement with STEL whereby STEL agreed to provide guaranties, security or other obligations that may be stipulated by a financing arrangement which the Company is currently negotiating. As consideration, the Company has agreed to pay to STEL a guarantee commission of 1% per annum on the daily outstanding balance of debt under the financing arrangement.

On August 15, 2003, TOGA borrowed $29.7 million ($45 million Australian) from STEL for the sole purpose of paying off the $22 million long-term debt owed TCW Asset Management Company ("TCW") and to substantially fund the $7.7 million repurchase of the 6% overriding royalty held by TCW on the Company's Comet Ridge properties. As a result of retiring the TCW debt, TOGA's intercompany debt with the Company was reduced by approximately $22 million. An arrangement fee of $250,000 USD was paid to STEL in connection with this loan. The loan's stated currency is Australian dollars. The U.S. dollar value as of December 31, 2003 was $33.7 million.

In March 2003, the Company entered into two credit facility agreements with STEL allowing the Company to borrow on an unsecured basis up to $8.5 million USD and $27.5 million AUD for its U.S. and Australian operations, respectively. On November 25, 2003, the borrowing limits of these facilities were amended to $11.5 million USD and $41.5 million AUD, respectively. Using borrowings from these credit facilities, the Company substantially funded its operating and capital needs in the United States and Australia during 2003. The Company may repay the loans in whole or in part without prepayment penalties. STEL may demand repayment prior to the maturity date provided that STEL gives 18-month notice. The Company is limited in taking on any additional third party indebtedness, either secured or unsecured, or confer a priority payment in respect of any obligation without first obtaining written approval from STEL so long as the STEL indebtedness exists. In connection with these credit facilities, the Company paid STEL arrangement fees of $40,000 USD and $100,000 AUD, respectively. The U.S. dollar value of the outstanding balance of these facilities as of December 31, 2003 was $9.0 million and $27.4 million, respectively.

In 2002, the Company borrowed $4 million from Slough which is evidenced by a note payable that bears interest at LIBOR plus 3.5% (4.678% as of December 31, 2003) and is payable in full on April 30, 2005 pursuant to an extension granted in March 2004.

In January 2001, Slough advanced the Company $2.5 million to finance the purchase of a drilling rig used in Australia. During 2003 the Company paid in full the outstanding balance as of December 31, 2002 of approximately $1.9 million.

During 2003, the Company paid Slough and STEL interest on the above loans of approximately $366,000 and $3.5 million, respectively.

NOTE 3—OIL AND GAS PROPERTY SALES

In July and October 2003, the Company sold to an unaffiliated third party, a 75% interest in the Stateline prospect in western Nebraska for $3.2 million in cash. The Company retained a 25% interest in the acreage. Total gross acreage sold in the project was approximately 117,000 acres. The purchaser will serve as operator of the project. In accordance with the full cost accounting rules, the Company recorded the proceeds as a reduction of its domestic full cost pool, with no gain being recognized.

On November 27, 2002, the Company sold to Kerr-McGee Rocky Mountain Corporation ("Kerr-McGee"), an unaffiliated third party, interests ranging from 75% to 80% in the Frenchman and Republican prospects in eastern Colorado for $4.8 million. The Company retained the remaining 25% to 20% interests in the acreage. The Company and Kerr-McGee simultaneously entered into a joint operating agreement designating Kerr-McGee as operator and exploration activities have begun. As a result of the sale, the Company recorded a $1.4 million gain.

On May 24, 2002, the Company sold all of its undivided interests in the West Buna field in Jasper and Hardin counties, Texas to Delta Petroleum Corporation ("Delta"), an unaffiliated third party, for $4.1 million in cash. Following the sale, the Company has negligible domestic producing assets. The Company recognized a gain of $766,000 on the sale.

In February 2002, the Company sold a 60% interest in the Nine Mile Prospect, a conventional oil and gas exploration prospect in Moffat County, Colorado, to Elm Ridge Resources, an unaffiliated third party, for approximately $595,000. The purchaser also agreed to pay one-half of the Company's drilling costs to an agreed casing point on the first well for its 40% retained interest. In 2003, Elm Ridge assigned its interest in portions of the Nine Mile prospect to the Company in exchange for the Company assuming Elm Ridge's plugging and abandonment cost obligation.

NOTE 4—COMET RIDGE PROJECT FINANCING AND ACQUISITIONS

Through August 15, 2003, the Company was a party to an amended and restated credit agreement with TCW with a principal balance of $22 million, which was used for development of the Comet Ridge project. This credit agreement was paid in full with proceeds from a financing arrangement entered into with STEL as set forth in Note 2 to the Consolidated Financial Statements. On August 15, 2003, the Company acquired a 6% overriding royalty interest held by TCW on the Comet Ridge properties with proceeds from the financing with STEL.

In connection with the TCW credit agreement, the Company recorded deferred financing costs of approximately $6.8 million which was the then present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of the Company's oil and gas properties in Australia and was being amortized as interest expense over the life of the loan. Deferred loan costs also include approximately $1.7 million of other costs incurred to obtain the TCW financing, which were likewise being amortized as interest expense over the life of the loan. The remaining unamortized deferred loan costs of $5.1 million were expensed in full in the third quarter of 2003 with the retirement of the TCW debt.

On May 24, 2002, the Company acquired for $5.55 million a 5% interest in the Comet Ridge project from Delta and an option to purchase Delta's interests of 2.5% or less in each of six other Authority to Prospect areas that have no proved reserves. The option to purchase Delta's interests in six other Authority to Prospect areas expired during 2003. The purchase price included $4.8 million in cash, $300,000 in assumed obligations, and 250,000 unregistered shares of the Company's common stock valued at $450,000. This acquisition increased the Company's total capital-bearing interest in the Comet Ridge project from 65% to 70%.

On June 3, 2002, the Company acquired from other non-affiliated private parties four separate interests in the Comet Ridge project, for approximately $2.3 million in cash, which increased the Company's total capital-bearing interest in the Comet Ridge project from 70% to 73%.

NOTE 5—OIL AND GAS FULL COST POOLS

Under the full cost method of accounting, capitalized oil and gas property costs, net of accumulated DD&A and related deferred income taxes, may not exceed a "ceiling" value comprised of the total of the present value of future net revenues from proved reserves, discounted at 10% per annum, plus the cost of unevaluated properties excluded from costs being amortized, net of related income tax effects. This "ceiling test" is performed quarterly on a country-by-country basis.

Australia

The Company's Australia full cost pool includes acquisition, drilling and completion costs, seismic costs, and costs to construct gas gathering lines. The Company holds an interest in the Comet Ridge project and has acquired and begun exploration activities on its own Authorities to Prospect (ATPs) in Queensland. As of December 31, 2003, the net book value of the Australia full cost pool was approximately $92.3 million. During 2003 and 2002, the ceiling value exceeded the net capitalized costs in the Australia full cost pool.

United States

The Company's domestic full cost pool includes capital costs incurred in domestic property acquisition, exploration and development. The net book value of the United States full cost pool as of December 31, 2003 was $6.2 million. In 2003, the Company recognized a ceiling test impairment of $2.7 million attributed largely to unsuccessful exploration on the Nine Mile prospect.

Unproved property costs

Costs, including related capitalized interest expense, attributable to unproved oil and gas leases and exploration costs that have been excluded from depletable costs pending further evaluation as of December 31, 2003 are as follows (in thousands):

Period Incurred	Australia	United States
2003	$6,028	$3,548
2002	3,510	4,305
2001	1,062	6,661
Prior years	1,661	4,427

Total unproved oil and gas property additions(1)	$12,261	$18,941
Sales and carried interest proceeds(1)	—	(12,252)
Transferred to evaluated full cost pool(1)	(3,040)	(471)

Total unproved oil and gas properties	$9,221	$6,218

(1)
Excludes additions, proceeds and costs evaluated prior to Fiscal 1999.

Costs excluded from capitalized costs being amortized are periodically assessed for possible impairment or reduction in value. If a determination is made that a reduction in the value of a property has occurred, the reduction is included in costs to be amortized or charged against earnings where a reserve base had not yet been established in the full cost pool. Exploration costs are transferred to the amortizable base upon completion of evaluation.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. The Company has determined that it has asset retirement costs associated with wells drilled in Australia and the United States. The Company also expects to incur retirement costs to dismantle two gas compression plant facilities located in Australia. The Company adopted SFAS 143 on January 1, 2003, which resulted in an increase in property, plant and equipment of $134,000 and establishment of an asset retirement obligation of $180,000. The balance of $46,000 was recorded as a transition adjustment and reported as a cumulative effect of accounting change (net of $0 tax) in the Company's consolidated statements of operations for the year ended December 31, 2003. If the Company had applied the provisions of SFAS 143 on January 1, 2002 and 2001, the Company's asset retirement obligation would have been $145,000 and $117,000, respectively. There was no pro forma impact on earnings per share from the adoption of SFAS 143. The Company's pro forma net loss would have been $4.83 million for the year ended December 31, 2002 assuming SFAS 143 had been adopted on January 1, 2002.

(in thousands)
Beginning asset retirement obligation at January 1, 2003	$180
Asset retirement obligation accretion	28
Asset retirement obligation additions	153
Asset retirement obligation reduction—sale of asset	(93)

Ending asset retirement obligation at December 31, 2003	$268

NOTE 6—OTHER PROPERTY AND EQUIPMENT

In 2001, TOGA acquired a drilling rig ("Soilmec rig") and related equipment from the manufacturer for a total cost of approximately $2.7 million using a loan from Slough. TOGA acquired the Soilmec rig for lease to Mitchell Drilling Contractors Pty. Ltd. ("Mitchell"), an unaffiliated third party, to drill wells on the Comet Ridge project under a turnkey drilling contract that would provide for accelerated drilling at a reduced cost. TOGA leased the drilling rig to Mitchell under the terms of an agreement that provides that Mitchell use the rig to drill on the Comet Ridge project and TOGA's other ATPs. To the extent the rig is not being used for TOGA's drilling activities, it may, with TOGA's consent, be used by Mitchell to drill wells for other parties. The lease payments are structured to be due and payable with the drilling of each well. No interest or finance charge accrues on the lease, but the Company benefits from reduced costs to drill each well on the Comet Ridge project or its other ATPs. In the case of drilling on the Comet Ridge project, the Company's co-owners also benefit from their proportionate share of any cost reductions. In 2001, Mitchell also received a two-year option to buy the rig and related equipment at TOGA's net cost remaining after lease payments. In 2002, this option to buy was extended until the earlier of April 2006 or the drilling of 48 wells on the Comet Ridge project using the Soilmec rig owned by TOGA and a second Soilmec rig owned by Mitchell.

During 2003, the rig was used to drill or complete 17 wells at Comet Ridge. The Company received rents during 2003 totaling $680,000. During 2002, the rig was used to drill or complete 12 wells at Comet Ridge and two wells for a third party. The Company received rents during 2002 totaling $515,000 and an additional $80,000 in early 2003. During 2001, the rig was used to drill or complete two wells at Comet Ridge and one well for a third party. All rents received from Mitchell were used for principal payments on the associated Slough loan. In December 2003, the Company fully repaid the Soilmec rig loan. During 2003 the Company paid a total of $1.91 million in principal payments on the Soilmec rig loan. The Company expects the Soilmec rig will continue to be used to drill wells on Comet Ridge acreage during 2004. See "Revenue Recognition and Gas Imbalances" under Note 1 for a discussion of how rig rental income and depreciation expense are reflected in the Company's financial statements.

NOTE 7—LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Years Ended December 31,
	December 31, 2003	December 31, 2002	December 31, 2001
Numerator:
Net income (loss)	$(15,369)	$(4,811)	$(7,176)
Less: preferred stock dividends	—	—	—

Net loss available for common stockholders	(15,369)	$(4,811)	(7,176)

Denominator:
Weighted-average shares outstanding	39,221	39,123	25,842
Effect of dilutive securities:
Assumed exercise of dilutive options	—	—	—

Weighted-average shares and dilutive potential common shares	39,221	39,123	25,842

Basic loss per share	$(.39)	$(.12)	$(.28)

Diluted loss per share	$(.39)	$(.12)	$(.28)

Potentially dilutive common stock from the exercise of options and warrants not included in EPS because the effect would have been antidilutive	370	65	561

Total options and warrants which could potentially dilute basic EPS in future periods	3,573	3,513	3,504

NOTE 8—LONG-TERM DEBT

Long-term notes payable (in thousands), their interest rates per annum and maturity dates are summarized below:

	December 31, 2003	December 31, 2002
Promissory notes to STEL, 13%, maturing April 2, 2012	$36,375	$—
Promissory note to STEL, 13%, maturing February 2, 2005	33,751	—
Senior secured promissory notes to TCW, 10%, maturing
December 31, 2008	—	21,989
Promissory note to Slough, 10%, maturing July 31, 2004	—	1,910
Promissory note to Slough, LIBOR plus 3.5%, maturing April 30, 2005(1)	4,000	4,000

	74,126	27,899
Less current portion	—	—

Total	$74,126	$27,899

(1)
A one year extension to April 30, 2005 was granted in March 2004.

See Note 12 of these Consolidated Financial Statements for five year schedule of debt payments.

NOTE 9—STOCKHOLDERS' EQUITY

Common Stock Issuances

In May 2002, the Company issued unregistered common stock to Delta Petroleum Corporation ("Delta") to acquire Delta's 5% interest in the Comet Ridge project. The purchase price included $4.8 million in cash, $300,000 in assumed obligations, and 250,000 unregistered shares of the Company's stock valued at $450,000.

In June 2001, the Company issued 675,000 shares of unregistered common stock to an individual in exchange for a 2.5% interest in the Comet Ridge project. The common stock issued had a value of $1.69 million on the date the transaction closed.

The shares under each of the foregoing transactions were not registered under the Securities Act of 1933 (the "Securities Act") when issued, but rather were issued privately by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In December 2001, the Company issued 13,823,902 shares of its common stock in connection with a rights offering. As a result of the offering, the Company raised approximately $25.6 million, of which $17.5 million was used to retire debt owed to Slough. The increase in stockholders' equity was recorded net of $610,000 in costs related to the offering.

Warrants

At December 31, 2003, the Company had outstanding approximately 3.2 million warrants to purchase shares of the Company's common stock. The Company's major shareholder holds 1.7 million warrants of which 500,000 warrants with an exercise price of $3.00 per share expire in December 2008 and 1.2 million warrants with an exercise price of $2.00 per share expire in December 2009. Approximately 300,000 warrants were issued to other investors. The Company's employees and directors and non-employee consultants hold approximately 1.2 million warrants, see Stock Based Compensation Plan.

Stock Based Compensation Plan

The 1987 Employee Stock Option Plan (the "1987 Plan") provided for option grants for a maximum of 383,000 shares. The 1987 Plan expired December 31, 1996. The 236,000 options outstanding as of December 31, 2003 under this plan have a term of ten years ending no later than October 2006, an exercise price equal to the fair market value of the stock on the date of grant and qualify as incentive stock options as defined in the Internal Revenue Code of 1986 ("the Code"). These options remain in full force and effect pursuant to each option's terms.

The 1997 Long-Term Incentive Plan (the "1997 Plan") was adopted to replace the expired 1987 Plan. The 1997 Plan was amended in January 2000 to increase the shares of common stock issuable from 250,000 to 500,000 for a period expiring in 2007. The 197,500 options outstanding as of December 31, 2003 have a term of ten years and an exercise price equal to the fair market value of the stock on the date of grant. The 1997 Plan provides that participants may be granted awards in the form of incentive stock options, non-qualified options as defined in the Code, stock appreciation rights, performance awards related to the Company's operations, or restricted stock. At December 31, 2003, a total of 293,500 shares were available for future grant.

Options Granted to Employees

The Company granted stock options in 2003, 2002 and 2001 to employees that have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options granted vest one-third each year, beginning on the first anniversary of the date of grant. A summary of the status of the Company's stock options granted to employees as of December 31, 2001, 2002 and 2003 and the changes during the periods ended on those dates are presented below:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Fair Value of All Options Granted
As of December 31, 2000	479,900	$3.46
Granted in 2001	25,000	$3.37	$1.78
Forfeited in 2001	(5,000)	$4.56
Exercised in 2001	—	—

As of December 31, 2001	499,900	$3.44
Granted in 2002	25,000	$1.80	$0.67
Forfeited in 2002	(81,400)	$3.20
Exercised in 2002	—	—

As of December 31, 2002	443,500	$3.39
Granted in 2003	5,000	$1.81	$0.65
Forfeited in 2003	(15,000)	$5.13
Exercised in 2003	—

As of December 31, 2003	433,500	$3.32

Exercisable as of December 31, 2003	403,500	$3.40

The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
Assumption
	2003	2002	2001
Expected Term	3.0	3.0	3.0
Expected Volatility	50.29%	49.88%	76.57%
Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-Free Interest Rate	2.17%	3.69%	4.71%

The following table summarizes information about employee stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contract Life
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Exercise Price		Number Exercisable at 12/31/03	Weighted Average Exercise Price
$1.50 to $2.00	50,000	$1.68	7.4	28,333	$1.59
$2.50 to $3.75	254,000	$3.01	2.5	245,667	$3.00
$4.00 to 5.13	129,500	$4.54	2.8	129,500	$4.54

$1.50 to $5.13	433,500	$3.32	3.1	403,500	$3.40

Warrants Issued to Employees and Directors

The Company granted warrants in 2003, 2002 and 2001 to employees with an exercise price equal to the fair market value of the stock at grant date. The warrants granted vest one-third each year, beginning on the first anniversary of the date of grant.

A summary of the status of the Company's warrants granted to employees and directors as of December 31, 2003, 2002 and 2001 and the changes during the periods ended on those dates are presented below:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Fair Value of All Warrants Granted
As of December 31, 2000	906,900	$2.47
Granted in 2001	50,000	$3.75	$2.60
Forfeited in 2001	—
Exercised in 2001	—

As of December 31, 2001	956,900	$2.54
Granted in 2002	25,000	$1.65	$1.14
Forfeited in 2002	—
Exercised in 2002	—

As of December 31, 2002	981,900	$2.52
Granted in 2003	95,000	$1.89	$1.25
Forfeited in 2003	—
Exercised in 2003	—

As of December 31, 2003	1,076,900	$2.46

Exercisable as of December 31, 2003	948,566	$2.51

The fair value of each of the warrants granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
Assumption
	2003	2002	2001
Expected Term	8.0	8.0	8.0
Expected Volatility	60.59%	61.79%	61.90%
Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-Free Interest Rate	3.53%	4.94%	5.29%

The following table summarizes information about employee and director warrants outstanding at December 31, 2003:

	Warrants Outstanding
				Warrants Exercisable
			Weighted Average Remaining Contract Life
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Exercise Price		Number Exercisable at 12/31/03	Weighted Average Exercise Price
$1.50 to $2.00	646,900	$1.70	3.4	560,233	$1.68
$2.50 to $3.75	225,000	$2.93	5.6	183,333	$2.97
$4.00 to $4.63	205,000	$4.34	3.0	205,000	$4.34

$1.50 to $4.63	1,076,900	$2.46	3.8	948,566	$2.51

Non-Employee Compensatory Warrants

A summary of the status of the Company's warrants granted to non-employees as of December 31, 2003, 2002 and 2001 and the changes during the periods ended on those dates are presented below:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Fair Value of All Warrants Granted
As of December 31, 2000	88,536	$3.12
Granted in 2001	—	—	N/A
Forfeited in 2001	(29,162)	$3.63
Exercised in 2001	—	—

As of December 31, 2001	59,374	$2.86
Granted in 2002	50,000	$2.08	$0.95
Forfeited in 2002	(9,374)	$3.63
Exercised in 2002	—	—

As of December 31, 2002	100,000	$2.40
Granted in 2003	—		N/A
Forfeited in 2003	—
Exercised in 2003	—

As of December 31, 2003	100,000	$2.40

Exercisable as of December 31, 2003	83,333	$2.55

The fair value of each of the warrants granted to non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
Assumption
	2003	2002	2001
Expected Term	—	5.25	—
Expected Volatility	—	61.83%	—
Expected Dividend Yield	—	0.00%	—
Risk-Free Interest Rate	—	3.86%	—

An expense equal to the Black-Scholes option-pricing model fair value of the warrants is recorded over the vesting period.

The following table summarizes information about non-employee warrants outstanding at December 31, 2003:

	Warrants Outstanding
				Warrants Exercisable
			Weighted Average Remaining Contract Life
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Exercise Price		Number Exercisable at 12/31/03	Weighted Average Exercise Price
$1.50 to $2.00	50,000	$1.83	6.5	33,333	$1.97
$2.50 to $3.75	50,000	$2.97	4.0	50,000	$2.97

$1.50 to $3.75	100,000	$2.40	5.2	83,333	$2.55

NOTE 10—STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash paid during the period for interest	$4,943	$2,177	$1,879
Non-cash investing and financing activities—
Issuance of stock to acquire oil and gas properties	$—	$450	$1,688
Net increase in payables for capital expenditures	$291		$431
Deferred financing costs	$—	$—	$6,843
Issuance of subsidiary stock in exchange for contractual payment rights	$—	$—	$1,074
Receivable from sale of oil and gas properties	$—	$—	$1,158

NOTE 11—INCOME TAXES

The net deferred tax asset (in thousands) is comprised of the following:

	As of December 31,
	2003	2002	2001
Australian properties:
Deferred tax liabilities:
Property, plant and equipment	$(1,698)	$(1,078)	$(620)

Deferred tax assets:
Net operating loss carryforwards	6,037	4,885	3,801

	4,339	3,807	3,181
Valuation allowance	(4,339)	(3,807)	(3,181)

Net deferred tax asset	$—	$—	$—

United States properties:
Deferred tax assets:
Federal and state net operating loss carryforwards	$20,478	$15,454	$8,516
Statutory depletion carryforwards	—	—	2,548
Property, plant and equipment	357	388	592
Tax credit carryforwards	215	215	215
Other	—	—	1

	21,050	16,057	11,872
Valuation allowance	(21,050)	(16,057)	(11,872)

Net deferred tax asset	$—	$—	$—

Income tax expense (benefit) is different than the expected amount computed using the applicable federal statutory income tax rate of 35%. With the Australian statutory income tax rate at the lower 30%, no additional income tax expense would result from foreign operations. The reasons for and effects of such differences (in thousands) are as follows:

	Years Ended December 31,
	2003	2002	2001
Loss before income taxes:
United States	$(13,517)	$(3,599)	$(3,201)
Australia	(1,852)	(1,187)	(3,975)

	(15,369)	(4,786)	(7,176)
Statutory Rate	35%	35%	35%
Expected amount	$(5,379)	$(1,675)	$(2,511)
Increase (decrease) from:
Increase in valuation allowance	5,526	4,811	2,375
Adjustments to and expiration of carryforwards	(147)	(3,136)	135
Permanent differences between financial statement income and taxable income	—	—	1
State taxes, net of federal benefit, and other	—	—	(1)

Total income tax expense (benefit)	$—	$—	$(1)

At December 31, 2003, the Company had U.S. net operating loss carryforwards of approximately $59 million to apply against future taxable income and $57 million to apply against future alternative minimum taxable income. Losses expire within 15-20 years after the date incurred or at various times from 2003 to 2024. Additionally, the Company has Australian loss carryforwards of approximately $39 million USD. The Australian losses can be carried forward indefinitely.

The Company also has statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. The Company's U.S. net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. As of December 31, 2003, no such ownership change had occurred.

The Company does not expect to pay income taxes in the near term. In the United States, the utilization of net operating loss carryforwards ($47 million) will reduce the Company's effective federal tax rate from approximately 35% to approximately 2% in years the Company generates taxable income. The Company has recorded an asset for the future benefit of its United States and Australian carryforwards and other tax benefits of $21 million and $4 million, respectively. As of December 31, 2003 and 2002, this asset was completely offset by a valuation allowance based upon management's projection of realizability of the gross deferred tax asset. Fluctuations in industry conditions and trends will require periodic management reviews of the recorded valuation allowance to determine if a decrease in the allowance is appropriate. A decrease in the allowance would result in an income tax benefit and a subsequent increase in the valuation allowance would decrease net income. The Company has not generated taxable income in Australia and with its loss carryforwards does not expect to generate taxable income in Australia in the near term.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company, TOGA and two unaffiliated working interest owners are plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas involving the Comet Ridge project. The plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project. Tri-Star answered the allegations, and filed a counterclaim alleging tortious interference with respect to the contracts, the authority to prospect covering the project and contractual relationships with vendors; commercial disparagement; foreclosure of operator's lien and alternatively forfeiture of undeveloped acreage; unjust enrichment and declaratory relief. As of February 2001, the District Court enjoined Tri-Star from asserting any forfeiture claims based upon events prior to that date. In March 2002, the court entered its Writ of Temporary Injunction (the "Injunction") to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA, and TOGA did succeed Tri-Star as operator on March 22, 2002. All available appeals have been exhausted. Therefore, TOGA will continue as operator of the Comet Ridge Project at least through the conclusion of a trial on the merits, and thereafter if successful at trial.

In June 2002, the District Court ruled as unenforceable the arbitration provisions of the existing mediation agreement between the parties. The Eighth District Court of Appeals affirmed the action of the District Court, and Tri-Star has filed a Petition for Review and a Petition for Writ of Mandamus in the Supreme Court of Texas. The Supreme Court has asked for briefing on the merits, without granting review of either Petition, and the Company has filed its responses. The Supreme Court has discretion to either hear, or refuse to hear, the appeals, and no decision has yet been announced. Although pre-trial discovery is proceeding, the pending appeals continue to delay the trial on the merits. If all appeals are resolved, the case is set for trial beginning the week of September 27, 2004.

In August 2003, the District Court heard the Company's Motion to Compel Compliance with Amended Writ of Temporary Injunction. On October 1, 2003, the Court signed an Order finding that Tri-Star willfully disobeyed the Injunction, ordering Tri-Star to cooperate with the Operator and, among other things, to execute a power of attorney to allow the Company to deal directly with the Department of Natural Resources and Mines in Queensland, and the surface owners, on matters pertaining to the Comet Ridge Project. Tri-Star filed objections to the power of attorney. In January 2004, the Court conducted a show cause hearing to determine whether sanctions for Tri-Star's past violations of the Injunction, and conditional sanctions to deter future violations, should be imposed and heard on a Tri-Star motion to increase the amount of the bond securing the injunction from $500,000 to $1.0 million and objections to the power of attorney. On March 8, 2004, the Court ruled that the bond will not be increased and denied Tri-Star's objections to the power of attorney. The Court has not yet ruled on sanctions against Tri-Star.

In 2001 and in the fiscal year ended September 30, 2000, the Company recorded charges to expense of $900,000 and $557,000, respectively, for prepaid drilling costs that the Company had estimated would not be realized as either capital expenditures or cash refunds at that time. These sums were paid to Tri-Star.

Prior to taking over operations, the Company and other plaintiffs sent $1.3 million in disputed joint interest billings to the Registry of the Court, for future payment to Tri-Star for billings held to be proper, or future repayment to plaintiffs for billings held to be improper. In 2002, Tri-Star effectively collected the disputed billings, by withholding $1.3 million in unused drilling funds advanced by the plaintiffs to Tri-Star. In December 2003, the parties agreed that the Registry monies should be released to the plaintiffs, although the validity of the disputed billings remains in dispute and a matter of the litigation. In December 2003, the Company received its $1.3 million share of Registry funds, including interest. Upon receipt of the funds, the Company recorded recovery of prepaid drilling costs of $924,000, interest income of $107,000, court fees of $11,000 and a liability of $186,000.

If the Court agrees that amounts billed to the Company were improper, then upon recovery from the defendants, the Company will reduce its full cost pool for approximately $1.0 million of recovered capital costs and will record a gain of approximately $200,000 for recovered operating costs.

The Company will claim substantial additional damages based upon Tri-Star's billing practices and handling of the arbitration process if the June 21, 2002 ruling of the District Court is upheld on final appeal.

Other Commitments and Contingencies

The Company has various commitments in addition to its long-term debt. During the years ended December 31, 2001, 2002 and 2003, total operating lease expense for office space and equipment was $241,000, $368,000 and $300,000, respectively. The following table summarizes the Company's contractual obligations at December 31, 2003 (in thousands):

Contractual Obligation	Total	2004	2005	2006	2007	Thereafter
Long-term debt	$74,126	$—	$37,751	$—	$—	$36,375
Operating leases for office space	$1,240	$321	$319	$324	$265	$11
Operating leases for equipment	$415	$175	$162	$44	$32	$—
Standby drilling fees	$120	$60	$60	$—	$—	$—
Petroleum lease expenditures	$1,925	$825	$550	$275	$275	$—
Asset retirement obligation	$4,700	$100	$—	$—	$—	$4,600

The Company's business activities are subject to federal, state and local environmental laws and regulations as well as similar laws and regulations in the Commonwealth of Australia and in the State of Queensland, Australia. In the fourth quarter of 2003, the Queensland government notified the Company that exploration and production of gas from under national park lands would be limited to using surface facilities located outside the parks. If gas reserves are discovered under park lands, they would be recovered using directional drilling from drill sites adjacent to park lands. Directional drilling is used to produce some coalseam and conventional gas in the US. Management believes directional drilling can be used effectively at Comet Ridge in lieu of drilling from inside the parks. Management does not expect these new requirements to significantly increase future exploration, development and operating costs per mcf sold. Three of the Company's productive wells and one ATP 526 exploration well were previously permitted on park lands. Under current government policy, the four wells are to be plugged and abandoned, and the surface area reclaimed at an estimated cost to the Company of $100,000. The Company expects to recover these wells' reserves using directional drilling. The amount of reserves under park lands is not currently known. The Company will continue to monitor environmental compliance. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations.

The Company is subject to various other possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, additional costs could be incurred as new interpretations and regulations are issued.

NOTE 13—OPERATIONS BY GEOGRAPHIC AREA

Segment information has been prepared in accordance with Statement 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131.) The Company has two geographic reporting segments within the oil and gas exploration, development and production industry. General and administrative expenses are not allocated to segments. The segment data presented below was prepared on the same basis as the Consolidated Financial Statements.

Year ended December 31, 2003

	Gas and Oil Operations
	Australia	United States	Total	Corporate	Total
Revenue	$6,235	$12	$6,247	$6	$6,253
Expenses
Operating Costs	(3,758)	(770)	(4,528)	—	(4,528)
Depletion Expense	(1,353)	—	(1,353)	—	(1,353)
Impairment	—	(2,679)	(2,679)	—	(2,679)
Recovery of prepaid drilling costs	924	—	924	—	924
Asset retirement obligation	(12)	(16)	(28)	—	(28)

Earnings (loss) from operations	2,036	(3,453)	(1,417)	6	(1,411)
Corporate
General and administrative	—	—	—	(5,739)	(5,739)
Depreciation & Amortization	—	—	—	(134)	(134)
Interest income and other expenses	—	—	—	255	255
Write off of deferred loan costs	—	—	—	(5,069)	(5,069)
Interest expense	—	—	—	(5,997)	(5,997)
Foreign currency exchange	—	—	—	2,587	2,587

Earnings (loss) before income taxes	2,036	(3,453)	(1,417)	(14,091)	(15,508)

Capital Expenditures	28,784	4,876	33,660	181	33,841

Property and equipment, net	$108,844	$6,218	$115,062	$1,994	$117,056

Year ended December 31, 2002

	Gas and Oil Operations
	Australia	United States	Total	Corporate	Total
Revenue	$4,506	$428	$4,934	$6	$4,940
Expenses
Operating Costs	(2,667)	(393)	(3,060)	—	(3,060)
Depletion Expense	(1,071)	(207)	(1,278)	—	(1,278)
Recovery of prepaid drilling costs	282	—	282	—	282
Gain on sale of oil & gas properties	—	2,166	2,166	—	2,166

Earnings (loss) from operations	1,050	1,994	3,044	6	3,050
Corporate
General and administrative	—	—	—	(4,976)	(4,976)
Depreciation & Amortization	—	—	—	(194)	(194)
Interest income and other expenses	—	—	—	263	263
Interest expense	—	—	—	(3,051)	(3,051)
Foreign currency exchange	—	—	—	(33)	(33)

Earnings (loss) before income taxes	1,050	1,994	3,044	(7,985)	(4,941)

Capital Expenditures	$23,310	$4,657	$27,967	$257	$28,224

Property and equipment, net	$64,827	$7,307	$72,134	$2,206	$74,340

Year ended December 31, 2001

	Gas and Oil Operations
	Australia	United States	Total	Corporate	Total
Revenue	$2,606	$902	$3,508	$49	$3,557
Expenses
Operating Costs	(1,509)	(709)	(2,218)	—	(2,218)
Depletion Expense	(740)	(203)	(943)	—	(943)
Impairment of prepaid drilling costs	(900)	—	(900)	—	(900)

Earnings (loss) from operations	(543)	(10)	(553)	49	(504)
Corporate
General and administrative	—	—	—	(4,257)	(4,257)
Depreciation & Amortization	—	—	—	(74)	(74)
Interest income and other expenses	—	—	—	129	129
Interest expense	—	—	—	(2,848)	(2,848)
Foreign currency exchange	—	—	—	(5)	(5)

Earnings (loss) before income taxes	(543)	(10)	(553)	(7,006)	(7,559)

Capital Expenditures	$10,008	$7,494	$17,502	$2,834	$20,336

Property and equipment, net	$42,577	$9,007	$51,584	$2,838	$54,422

For the years 2003, 2002 and 2001, one customer accounted for approximately 100%, 88% and 73%, respectively, of the Company's revenue. The contract with this customer expires in June 2005.

NOTE 14—SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

Certain historical cost and operating information relating to the Company's oil and gas producing activities (in thousands) are as follows:

CAPITALIZED COSTS

	Australia	United States		Total
December 31, 2003
Proved oil and gas properties	$105,265	$—		$105,265
Unproved oil and gas properties	9,221	6,218		15,439

	114,486	6,218		120,704
Less accumulated DD&A	(5,642)	—		(5,642)

Net capitalized costs	$108,844	$6,218		$115,062

December 31, 2002
Proved oil and gas properties	$64,469	$986		$65,455
Unproved oil and gas properties	3,619	6,321		9,940

	68,088	7,307		75,395
Less accumulated DD&A	(3,261)	—		(3,261)

Net capitalized costs	$64,827	$7,307		$72,134

December 31, 2001
Proved oil and gas properties	$42,381	$23,511		$65,892
Unproved oil and gas properties	2,340	5,773		8,113

	44,721	29,284		74,005
Less accumulated DD&A	(2,144)	(20,277)		(22,421)

Net capitalized costs	$42,577	$9,007		$51,584

COSTS INCURRED
Year ended December 31, 2003
Property acquisition costs:
Proved oil and gas properties	$7,530	$—		$7,530
Unproved oil and gas properties	—	2,310		2,310

	7,530	2,310		9,840
Exploration costs	5,382	1,227		6,609
Capitalized interest costs	629	70		699
Development costs(1)	15,243	1,269		16,512
Total costs incurred	$28,784	$4,876		$33,660

Year ended December 31, 2002
Property acquisition costs:
Proved oil and gas properties	$7,527	$—		$7,527
Unproved oil and gas properties	—	1,487		1,487

	7,527	1,487		9,014
Exploration costs	3,417	2,445	(2)	5,862
Capitalized interest costs	93	373		466
Development costs(1)	12,273	352		12,625

Total costs incurred	$23,310	$4,657		$27,967

Year ended December 31, 2001
Property acquisition costs:
Proved oil and gas properties	$3,016	$—		$3,016
Unproved oil and gas properties	—	5,202		5,202

	3,016	5,202		8,218
Exploration costs	1,062	1,173	(3)	2,235
Capitalized interest costs	—	286		286
Development costs(1)	5,930	833		6,763

Total costs incurred	$10,008	$7,494		$17,502

(1)
Costs to develop proved undeveloped reserves during 2003, 2002 and 2001 were $4.5 million, $6.8 million and $3.9 million. Costs incurred of $804,000 was associated with domestic proved undeveloped reserves in 2001.

(2)
Includes $1.0 million in costs reimbursed by Koch Exploration Company.

(3)
Includes $729,000 in costs reimbursed by Koch Exploration Company.

The rates of depletion for 2003, 2002 and 2001 were nil, $1.11 and $0.95 per equivalent Mcf of domestic production, respectively. Costs of $6.2 million, $6.3 million and $5.8 million related to domestic unproved oil and gas properties pending evaluation were excluded from depletable costs in 2003, 2002 and 2001, respectively.

The rates of depletion per Mcf of sales in Australia were $0.32 in 2003, $0.29 for 2002 and $0.32 for 2001. Excluded from depletable costs are costs of $9.2 million in 2003, $3.6 million in 2002 and $2.4 million in 2001 related to Australian properties that have not yet been evaluated.

RESULTS OF OPERATIONS

The results of operations for petroleum producing activities are reflected in Note 13, Reportable Segments.

ESTIMATES OF PROVED OIL AND GAS RESERVES (UNAUDITED)

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

	Australia			United States		Total
	Oil MBbls	Gas MMcf		Oil MBbls	Gas MMcf	Oil MBbls	Gas MMcf
Year ended December 31, 2003
Total proved reserves:
Beginning of year	—	329,156		132	1,760	132	330,916
Revisions of previous estimates	—	(5,076)		(132)	(1,760)	(132)	(6,836)
Extensions and discoveries	—	197,983		—	—	—	197,983
Purchases of reserves in place	—	21,861	(3)	—	—	—	21,861
Sale of reserves in place	—	—		—	—	—	—
Production	—	(4,251)		—	—	—	(4,251)

End of year	—	539,673	(1)	—	—	—	539,673

Proved developed reserves:
Beginning of year	—	103,761		33	440	33	104,201

End of year	—	117,973	(1)	—	—	—	117,973

Year ended December 31, 2002
Total proved reserves:
Beginning of year	—	279,673		307	2,469	307	282,142
Revisions of previous estimates	—	(338)		—	—	—	(338)
Extensions and discoveries	—	17,455		132	1,760	132	19,215
Purchases of reserves in place	—	36,063		—	—	—	36,063
Sale of reserves in place	—	—		(296)	(2,405)	(296)	(2,405)
Production	—	(3,697)		(11)	(64)	(11)	(3,761)

End of year	—	329,156	(2)	132	1,760	132	330,916

Proved developed reserves:
Beginning of year	—	62,481		198	1,775	198	64,256

End of year	—	103,761	(2)	33	440	33	104,201

Year ended December 31, 2001
Total proved reserves:
Beginning of year	—	265,521		324	2,470	324	267,991
Revisions of previous estimates	—	(34,009)		(27)	(87)	(27)	(34,096)
Extensions and discoveries	—	58,900		27	186	27	59,086
Purchases of reserves in place	—	14,200		—	—	—	14,200
Sale of reserves in place	—	(22,600	)(3)	—	—	—	(22,600)
Production	—	(2,339)		(17)	(100)	(17)	(2,439)

End of year	—	279,673	(4)	307	2,469	307	282,142

Proved developed reserves:
Beginning of year	—	49,969		140	1,268	140	51,237

End of year	—	62,481	(4)	198	1,775	198	64,256

(1)
Includes 53,967 MMcf of total proved reserves and 11,797 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough in TOGA.

(2)
Includes 32,916 MMcf of total proved reserves and 10,376 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough in TOGA.

(3)
Relates to 6% royalty conveyed to Trust Company of the West in 2001 and repurchased in 2003.

(4)
Includes 27,967 MMcf of total proved reserves and 6,248 MMcf of proved developed reserves attributable to the 10% minority interest held by Slough in TOGA.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following standardized measure of discounted future cash flows was prepared in accordance to the guidelines stipulated by Statement of Financial Accounting Standards No. 69 summarized below.

Future cash inflows and future production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of gas is covered by contracts, in which case, the applicable contract prices were used for the duration of the contract. Accordingly, price escalations based upon future conditions or potentially higher prices under conditional contract provisions were not considered. Estimated future income taxes are computed using current statutory income tax rates for both the U.S. and Australia including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor. Estimates for future general and administrative and interest expense have not been considered.

Changes in the demand for gas, inflation, foreign exchange rates and other factors make such estimates inherently imprecise and subject to substantial revision. The assumptions used to compute the standardized measure are those prescribed by SFAS No. 69 and, as such, do not necessarily reflect the Company's expectations of actual revenue to be derived from those reserves nor the present worth.

(in thousands)	Australia	United States	Total
December 31, 2003
Future revenues	$962,643	$—	$962,643
Future production costs	(266,190)	—	(266,190)
Future development costs	(75,142)	—	(75,142)
Future income tax expense(1)	(164,027)	—	(164,027)

Future net cash flows	457,284	—	457,284
10% annual discount	(349,707)	—	(349,707)

Discounted future net cash flows	$107,578 (2)	$—	$107,578

December 31, 2002
Future revenues	$429,956	$10,295	$440,251
Future production costs	(115,232)	(5,586)	(120,818)
Future development costs	(33,578)	(1,361)	(34,939)
Future income tax expense(1)	(73,349)	(52)	(73,401)

Future net cash flows	207,797	3,296	211,093
10% annual discount	(135,002)	(1,434)	(136,436)

Discounted future net cash flows	$72,795 (2)	$1,862	$74,657

December 31, 2001
Future revenues	$453,627	$16,443	$470,070
Future production costs	(75,331)	(3,441)	(78,772)
Future development costs	(40,489)	(1,259)	(41,748)
Future income tax expense(1)	(95,588)	(20)	(95,608)

Future net cash flows	242,219	11,723	253,942
10% annual discount	(170,195)	(5,864)	(176,059)

Discounted future net cash flows	$72,024 (2)	$5,859	$77,883

(1)
Income tax expense is computed using the Company's overall effective tax rate for each respective year and takes into consideration the Company's net operating loss carryforwards.

(2)
Ten percent of the discounted future net cash flows are attributable to the minority interest held by Slough in TOGA.

Principal changes in the Company's estimated discounted future net cash flows (in thousands) are as follows:

	Australia		United States	Total
Year ended December 31, 2003
Beginning of period	$72,795		$1,862	$74,657
Oil and gas sales, net of production costs	(2,568)		—	(2,568)
Net change in prices and production costs	29,323		—	29,323
Extensions and discoveries, less related costs	37,110		—	37,110
Sales of reserves in place	—		—	—
Purchases of reserves in place	12,063		—	12,063
Development costs incurred	4,466		—	4,466
Change in estimated development costs	(15,996)		—	(15,996)
Revision of previous quantity estimates	(28,735	)(1)	(1,862)	(30,597)
Accretion of discount	9,387		—	9,387
Net change in income taxes	(10,267)		—	(10,267)

End of period	$107,578		$—	$107,578

At December 31, 2003, the average gas contractual price used in the determination of future cash flows for Australia reserves was $1.78 per Mcf.

(1)
Includes effect for changes in timing of production.

	Australia	United States	Total
Year ended December 31, 2002
Beginning of period	$72,024	$5,859	$77,883
Oil and gas sales, net of production costs	(1,878)	(308)	(2,186)
Net change in prices and production costs	(41,431)	—	(41,431)
Extensions and discoveries, less related costs	5,657	1,883	7,540
Sales of reserves in place	—	(6,089)	(6,089)
Purchases of reserves in place	10,391	—	10,391
Development costs incurred	11,528	—	11,528
Change in estimated development costs	(6,379)	—	(6,379)
Revision of previous quantity estimates	10,363 (1)	—	10,363
Accretion of discount	9,806	538	10,344
Net change in income taxes	2,714	(21)	2,693

End of period	$72,795	$1,862	$74,657

At December 31, 2002, period-end oil and gas prices used in the determination of future cash flows for domestic reserves were $30.25 per barrel and $3.58 per Mcf, respectively. The average gas contractual price used in the determination of future cash flows for Australia reserves was $1.31 per Mcf.

(1)
Includes effect for changes in timing of production

	Australia		United States	Total
Year ended December 31, 2001
Beginning of period	$69,698		$15,214	$84,912
Oil and gas sales, net of production costs	(1,098)		(70)	(1,168)
Net change in prices and production costs	(9,319)		(9,744)	(19,063)
Extensions and discoveries, less related costs	9,356		84	9,440
Sales of reserves in place	(5,914	)(1)	—	(5,914)
Purchases of reserves in place	3,727		—	3,727
Development costs incurred	3,890		804	4,694
Change in estimated development costs	5		249	254
Revision of previous quantity estimates	(8,668)		(854)	(9,522)
Accretion of discount	6,970		1,521	8,491
Net change in income taxes	(5,747)		249	(5,498)
Changes in production rates and other	9,124		(1,594)	7,530

End of period	$72,024		$5,859	$77,883

At December 31, 2001, period-end oil and gas prices used in the determination of future cash flows for domestic reserves were $19.84 per barrel and $2.57 per Mcf, respectively. The average gas contractual price used in the determination of future cash flows for Australia reserves was $1.62 per Mcf.

(1)
Relates to 6% royalty conveyed to Trust Company of the West.

NOTE 15—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	Quarter Ended
	March 31, 2003	June 30, 2003		September 30, 2003		December 31, 2003		Total
Year ended December 31, 2003
Revenues	$1,341	$1,709		$1,714		$1,489		$6,253

Gross profit(1)	$384	$598		$457		$286		$1,725
Loss before cumulative effect of accounting change	$(2,669)	$(1,626)		$(8,804)		$(2,224)		$(15,323)

Net loss	$(2,715)	$(1,626	)(2)	$(8,804	)(3)	$(2,224	)(4)	$(15,369)

Loss before cumulative effect and net loss per common share:
—basic and diluted	$(.07)	$(.04)		$(.22)		$(.06)		$(.39)

	Quarter Ended
	March 31, 2002	June 30, 2002		September 30, 2002		December 31, 2002		Total
Year ended December 31, 2002
Revenues	$1,272	$1,212		$1,092		$1,364		$4,940

Gross profit(1)	$680	$496		$292		$412		$1,880

Net loss	$(1,583)	$(937	)(5)	$(1,626	)(6)	$(665	)(5)	$(4,811)

Net loss per common share:
—basic and diluted	$(.04)	$(.02)		$(.04)		$(.02)		$(.12)

(1)
Includes revenue less operating expense and excludes DD&A.

(2)
The quarter ended June 30, 2003 included a $2.2 million write-down of domestic oil and gas properties and a $3.1 million foreign currency gain.

(3)
The quarter ended September 30, 2003 included a write-off of deferred loan costs of $5.1 million and a $165,000 write-down of domestic oil and gas properties.

(4)
In the quarter ended December 31, 2003 the Company recovered $924,000 of a 2001 write-down of prepaid drilling advances and recorded a $293,000 write-down of domestic oil and gas properties.

(5)
The quarters ended June 30 and December 31, 2002 included gains on sale of assets of $766,000 and $1.4 million, respectively.

(6)
In the quarter ended September 30, 2002, the Company recovered $282,000 of a 2001 write-down of prepaid drilling advances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting are adequate and effective in timely alerting them to material information required to be included in this annual report on Form 10-K.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

During the period covered by this report, there have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's definitive proxy statement under the captions, "Proposal 1, Election of Directors," "Executive Officers," "Compliance with Section 16(a) of the Exchange Act." The definitive proxy statement is to be filed prior to April 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement under the captions "Executive Compensation," "Employment Agreements" and "Compensation of Directors." The definitive proxy statement is to be filed prior to April 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's definitive proxy statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management." The definitive proxy statement is to be filed prior to April 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement under the caption "Certain Relationships and Related Transactions." The definitive proxy statement is to be filed prior to April 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's definitive proxy statement under the caption "Principal Accountant Fees." The definitive proxy statement is to be filed prior to April 30, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following financial statements and exhibits are filed as a part of the report:

For a list of financial statements, see index to this report on page 30.

For a list of exhibits, see "EXHIBIT INDEX" on page 68, which is incorporated herein by reference.

(b)
The Registrant submitted a Form 8-K on November 17, 2003, under Item 12 whereby it furnished its earnings press release announcing third quarter 2003 financial results.

EXHIBIT INDEX

Numbers	Description
3.9	Restated Articles of Incorporation of Tipperary Corporation adopted May 6, 1993, filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on June 29, 1993, and incorporated herein by reference.
3.10	Restated Corporate Bylaws of Tipperary Corporation adopted June 28, 1993, filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on June 29, 1993, and incorporated herein by reference.
3.11	Articles of Amendment of the Articles of Incorporation of Tipperary Corporation adopted January 25, 2000, filed as Exhibit 3.11 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.
4.73	First Amendment to Security Agreement dated August 20, 2001, between Tipperary Corporation and Slough Estates USA Inc., filed as Exhibit 4.73 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.
4.74	Promissory Note dated March 4, 2002, in the amount of $2.5 million issued by Tipperary Corporation to Slough Estates USA Inc., filed as Exhibit 4.74 to Form 10-QSB for the quarterly period ended March 31, 2002, and incorporated herein by reference.
4.75	First Amendment to First Amended and Restated Credit Agreement among Tipperary Corporation as Borrower, Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077536871) as Guarantor, Tipperary Oil & Gas Corporation, Lenders party thereto and TCW Asset Management Company in the capacities described therein dated as of July 31, 2002, filed as Exhibit 4.75 to Form 10-QSB for the quarterly period ended June 30, 2002, and incorporated herein by reference.
4.76	Promissory Note dated February 27, 2003, in the amount of $4.0 million issued by Tipperary Corporation to Slough Estates USA Inc., as Exhibit 4.76 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
4.77	Credit Facility Agreement dated March 21, 2003 for AUD$27.5 million between Tipperary Oil & Gas Australia Pty Ltd (ACN 077536871), the borrower, Tipperary Corporation, the Guarantor and Slough Trading Estate Limited, the lender, filed as Exhibit 4.77 to Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.
4.78	Credit Facility Agreement dated March 21, 2003 for US$8.5 million between Tipperary Corporation, the borrower and Slough Trading Estate Limited, the lender, filed as Exhibit 4.78 to Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.
10.51	Tipperary Corporation 1997 Long-Term Incentive Plan filed as Exhibit A to the Proxy Statement for its Annual Meeting of Shareholders held on January 28, 1997, filed as Exhibit 10.51 to Form 10-Q dated December 31, 1996, and incorporated herein by reference.
10.58	Warrant to Purchase common stock dated December 22, 1998, issued to Slough Estates USA Inc., filed as Exhibit 10.58 to Form 10-Q for the quarterly period ended December 31, 1998, and incorporated herein by reference.
10.60	Warrant to Purchase common stock dated December 23, 1999, issued to Slough Estates USA Inc., filed as Exhibit 10.60 to Form 10-QSB for the quarterly period ended December 31, 1999, and incorporated herein by reference.
10.71	Warrant to Purchase common stock dated February 9, 2000, issued to James F. Knott, filed as Exhibit 10.71 to Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by reference.
10.76	Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) and ENERGEX Retail Pty Ltd (ACN 078 849 055) dated June 23, 2000, filed as Exhibit 10.76 to Form 10-QSB for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.77	Warrant to Purchase common stock dated May 3, 2000, issued to Charles T. Maxwell filed as Exhibit 10.77 to Form 10-KSB(A) for the transition period ended December 31, 2000, and incorporated herein by reference.
10.78	Warrant to Purchase common stock dated June 29, 2000, issued to Richard Barber filed as Exhibit 10.78 to Form 10-KSB(A) for the transition period ended December 31, 2000, and incorporated herein by reference.
10.79	Warrant to Purchase common stock dated November 30, 2000, issued to D. Leroy Sample, filed as Exhibit 10.79 to Form 10-KSB(A) for the transition period ended December 31, 2000, and incorporated herein by reference.
10.80	Purchase and Sale Agreement dated May 4, 2001, by and between Tipperary Oil & Gas Corporation and Koch Exploration Company, filed as Exhibit 10.80 to Form S-3, SEC File No. 333-59052, filed with the Commission on July 26, 2001, and incorporated herein by reference.
10.81	Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated September 28, 2001, filed as Exhibit 10.81 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.
10.82	Employment Agreement dated September 18, 2001 between Tipperary Corporation and David L. Bradshaw, filed as Exhibit 10.82 to Form 8-K filed with the Commission on October 18, 2001, and incorporated herein by reference.
10.83	Warrant to Purchase common stock dated January 30, 2002, issued to Jeff T. Obourn, filed as Exhibit 10.83 to Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference.
10.84	Warrant to Purchase common stock dated March 8, 2002, issued to Richard A. Barber, filed as Exhibit 10.84 to Form 10-QSB for the quarterly period ended March 31, 2002, and incorporated herein by reference.
10.85	Purchase and Sale Agreement dated May 24, 2002, between Tipperary Oil & Gas Corporation as Seller and Delta Petroleum Corporation as Buyer, filed as Exhibit 10.85 to Form 8-K filed with the Commission on June 10, 2002, and incorporated herein by reference.
10.86	Purchase and Sale Agreement dated May 24, 2002, between Tipperary Oil & Gas Corporation as Buyer and Delta Petroleum Corporation as Seller, filed as Exhibit 10.86 to Form 8-K filed with the Commission on June 10, 2002, and incorporated herein by reference.
10.87	Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated May 30, 2002, filed as Exhibit 10.87 to Form 10-QSB for the quarterly period ended June 30, 2002, and incorporated herein by reference.
10.88	Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated September 1, 2002, filed as Exhibit 10.88 to Form 10-QSB for the quarterly period ended September 30, 2002, and incorporated herein by reference.
10.89	Agreement by Tipperary Oil and Gas (Australia) to provide portion of funds to allow Mitchell Drilling Contractors Pty Ltd. (Mitchell) to purchase a new Soilmec Rig, enter into drilling contract with Mitchell and extend agreement for hire with Mitchell, dated October 7, 2002, filed as Exhibit 10.89 to Form 10-QSB for the quarterly period ended September 30, 2002, and incorporated herein by reference.
10.90	Purchase and Sale agreement dated November 27, 2002, between Tipperary Oil & Gas Corporation as Seller and Kerr-McGee Rocky Mountain Corporation as Buyer, filed as Exhibit 10.90 to Form 8-K filed with the Commission on December 12, 2002, and incorporated herein by reference.

10.91	Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated January 1, 2003, filed as Exhibit 10.91 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
10.92	Gas Supply Term Sheet between Tipperary Oil & Gas (Australia) Pty Ltd (ABN 46 077 536 871) as Seller and Origin Energy Retail Limited (ABN 22 078 868 425) as Buyer, dated December 12, 2002, filed as Exhibit 10.92 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference. Confidential portions of this agreement noted by an "*" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934, filed as Exhibit 10.92 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
10.93	Warrant to Purchase common stock dated February 3, 2003, issued to Jeff T. Obourn, filed as Exhibit 10.93 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
10.94	Warrant to Purchase common stock dated February 3, 2003, issued to David L. Bradshaw, filed as Exhibit 10.94 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
10.95	Warrant to Purchase common stock dated February 3, 2003, issued to Kenneth L. Ancell, filed as Exhibit 10.95 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
10.96	Employment Agreement dated October 17, 2002, between Tipperary Corporation and Kenneth L. Ancell, filed as Exhibit 10.96 to Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference.
10.97	Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated March 31, 2003, filed as Exhibit 10.97 to Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
10.98	Fifth Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated June 30, 2003. Confidential portions of this agreement noted by an "*" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934, filed as Exhibit 10.98 to Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
10.99	Sixth Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated December 31, 2003, filed herewith.
21.1	List of subsidiaries, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Tipperary Corporation Pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer of Tipperary Corporation Pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIPPERARY CORPORATION
Date	March 29, 2004	By:	/s/ DAVID L. BRADSHAW David L. Bradshaw, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID L. BRADSHAW David L. Bradshaw	President, Chief Executive Officer and Chairman of the Board of Directors	March 29, 2004
/s/ JOSEPH B. FEITEN Joseph B. Feiten	Chief Financial Officer and Principal Accounting Officer	March 29, 2004
/s/ KENNETH L. ANCELL Kenneth L. Ancell	Executive Vice President—Corporate Development and Director	March 29, 2004
/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 29, 2004

/s/ DOUGLAS KRAMER Douglas Kramer	Director	March 29, 2004

/s/ MARSHALL D. LEES Marshall D. Lees	Director	March 29, 2004

/s/ CHARLES T. MAXWELL Charles T. Maxwell	Director	March 29, 2004

/s/ D. LEROY SAMPLE D. Leroy Sample	Director	March 29, 2004