Form 10-Q
period 2004-03-31
TIPPERARY CORP
filed 2004-05-14
CIK 98410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2004
Common Stock, $.02 par value	39,326,489 shares

TIPPERARY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except per share data)

(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,309	$2,996
Receivables	1,662	1,585
Other current assets	208	344
Total current assets	4,179	4,925

Property, plant and equipment, at cost:
Oil and gas properties, full cost method	125,700	120,703
Other property and equipment	4,598	4,431
	130,298	125,134

Less accumulated depreciation, depletion and amortization	(8,464)	(8,078)
Property, plant and equipment, net	121,834	117,056

Deferred loan costs	1,557	1,140
Other noncurrent assets	494	487
	$128,064	$123,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,713	$1,883
Accrued liabilities	1,745	2,329
Royalties payable	71	75
Total current liabilities	4,529	4,287

Long-term debt	82,301	74,126
Long-term asset retirement obligation	277	268
Commitments and contingencies (Note 4)
Minority interest	63	418

Stockholders’ equity
Preferred stock:
Cumulative; par value $1.00; 10,000,000 shares authorized; none issued	—	—
Non-cumulative, par value $1.00; 10,000,000 shares authorized; none issued	—	—
Common stock; par value $.02; 50,000,000 shares authorized; 39,331,087 and 39,231,087 shares issued, and 39,321,489 and 39,221,489 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	787	785
Capital in excess of par value	150,299	149,970
Accumulated deficit	(117,741)	(113,315)
Accumulated other comprehensive income	7,574	7,094
Treasury stock, at cost; 9,598 shares	(25)	(25)
Total stockholders’ equity	40,894	44,509
	$128,064	$123,608

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2003

Revenues	$1,168	$1,341

Costs and expenses:
Operating	1,394	957
Depreciation, depletion and amortization	251	308
Asset retirement obligation accretion	9	6
Impairment of oil and gas properties	150	—
General and administrative	2,044	1,521
Total costs and expenses	3,848	2,792
Operating loss	(2,680)	(1,451)

Other income (expense):
Interest and other income	38	7
Interest expense	(2,136)	(1,305)
Foreign currency exchange loss	(3)	(4)
Total other expense	(2,101)	(1,302)
Loss before income taxes	(4,781)	(2,753)

Income tax benefit	—	—
Loss before minority interest and cumulative effect of accounting change	(4,781)	(2,753)

Minority interest in loss of subsidiary	355	84
Loss before cumulative effect of accounting change	(4,426)	(2,669)

Cumulative effect of accounting change	—	(46)
Net loss	$(4,426)	$(2,715)

Net loss per share basic and diluted	$(.11)	$(.07)
Weighted average shares outstanding basic and diluted	39,321	39,221

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(4,426)	$(2,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	251	308
Amortization of deferred loan costs	127	353
Amortization of deferred compensation	56	3
Minority interest in loss of subsidiary	(355)	(84)
Asset retirement obligation accretion	9	6
Cumulative effect of accounting change	—	46
Impairment of oil and gas properties	150	—
Changes in current assets and current liabilities:
Decrease (increase) in receivables	182	(83)
Decrease in other current assets	131	187
Increase in accounts payable and accrued liabilities	169	259
Decrease in royalties payable	(4)	(21)
Net cash used in operating activities	(3,710)	(1,741)

Cash flows from investing activities:
Capital expenditures	(4,209)	(4,553)
Net cash used in investing activities	(4,209)	(4,553)

Cash flows from financing activities:
Proceeds from issuance of common stock on exercise of options	275	—
Proceeds from borrowings	7,568	4,700
Principal repayments	—	(120)
Decrease in restricted cash	—	359
Payments for deferred loan costs	(495)	(12)
Net cash provided by financing activities	7,348	4,927

Effect of exchange rate changes on cash	(116)	—

Net decrease in cash and cash equivalents	(687)	(1,367)

Cash and cash equivalents at beginning of period	2,996	1,725

Cash and cash equivalents at end of period	$2,309	$358

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position of Tipperary Corporation and its subsidiaries (the “Company”) at March 31, 2004, and the results of its operations for the three-month periods ended March 31, 2004 and 2003 and their cash flows for the three-month periods ended March 31, 2004 and 2003. The Consolidated Financial Statements include the accounts of Tipperary Corporation and its wholly-owned subsidiaries, Tipperary Oil and Gas Corporation and Burro Pipeline Corporation, and its 90%-owned subsidiary, Tipperary Oil and Gas (Australia) Pty Ltd (“TOGA”).  All intercompany balances have been eliminated.  The accounting policies followed by the Company are included in Note 1 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003.  These financial statements should be read in conjunction with the Form 10-K.

Impact of New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB 51 (Revised December 2003)” (“FIN 46R”), which also addresses consolidation by business enterprises of variable interest entities. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s Consolidated Financial Statements.

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures.  SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset.  The asset retirement costs should then be allocated to expense using a systematic and rational method.  The Company has determined that it has asset retirement costs associated with wells drilled in Australia and the United States.  The Company also expects to incur retirement costs to dismantle two gas compression plant facilities located in Australia.  The following table sets forth the changes in the asset retirement obligations:

(in thousands)
Beginning asset retirement obligation at December 31, 2003	$268
Asset retirement obligation accretion	9
Asset retirement obligation additions	—
Payments on asset retirement obligation	—
Ending asset retirement obligation at March 31, 2004	$277

Business Combinations and Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). SFAS 141 and 142 became effective on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation that was considered relative to these standards was that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Company’s consolidated balance sheets.  In April 2004, the Financial Accounting Standards Board amended SFAS Nos. 141 and 142 and clarified the interpretation by defining mineral rights, such as oil and gas mineral rights, as tangible assets.  Accordingly, the guidelines for accounting for intangible assets as provided in SFAS 142 would not apply to oil and gas mineral rights.  In accordance with this new guideline, the Company will continue to classify its contractual rights to extract oil and gas reserves as tangible oil and gas properties.

Stock-Based Compensation

SFAS Nos. 148 and No. 123 encourage, but do not require, companies to record the compensation cost for stock-based employee compensation plans at fair value.  At March 31, 2004, the Company had two stock-based employee option plans and warrants issued to directors and employees.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and has applied the disclosure provisions of SFAS Nos. 123 and 148.  Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Pro forma disclosures as if the Company had adopted the cost recognition provisions of SFAS Nos. 148 and 123 are presented below:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)

Net loss, as reported	$(4,426)	$(2,715)
Add:
Total compensation cost included in reported net loss, net of $0 tax	—	—
Deduct:
Total compensation cost determined under fair value based method for all awards, net of $0 tax	(16)	(37)

Pro forma net loss	$(4,442)	$(2,752)
Loss per share
Basic and diluted—as reported	$(.11)	$(.07)
Basic and diluted—pro forma	$(.11)	$(.07)

Revenue Recognition and Gas Imbalances

The Company recognizes natural gas and oil revenue from its interests in producing wells as natural gas and oil are produced and sold from those wells. The Company uses the sales method of accounting for these revenues. Under the sales method, revenues are recognized based on actual volumes sold to purchasers. With natural gas production operations, joint owners may take more or less than the production volumes entitled to them under the governing operating agreement. The Company records a natural gas imbalance in other liabilities if its excess takes of natural gas exceed its remaining proved reserves for the property.  As of March 31, 2004, the Company had taken and sold more than its entitled share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 1,669 MMcf (net of royalties). Based on the March 31, 2004 average sales price of $1.75 per Mcf, this overproduction represents $2.9 million in gas revenues. No liability has been recorded for the excess volumes taken, as they do not exceed the Company’s share of remaining proved reserves. Under the terms of the governing gas balancing agreement, the Company may be required to reduce the monthly volumes it sells by up to 50% of its entitled share of sales, to enable underproduced parties to sell more than their entitled share of the gas sales and cure the imbalance.

Foreign Currency

The functional currency of the Company’s Australian subsidiary, TOGA, is the Australian dollar. As the functional currency is the local currency, the current rate method is used to translate Australian dollar financial statements into U.S. dollars for TOGA. All assets and liabilities are translated using current exchange rates, while revenues and expenses are translated at rates in existence when the transactions occurred. The translation adjustment that results from using varying rates in the translation process is reported as a component of other comprehensive income (loss) and is accumulated and reported as a separate component of stockholders’ equity in the Company’s Consolidated Financial Statements.

The cumulative foreign currency translation adjustment (net of $0 tax) as of March 31, 2004 and December 31, 2003 totaled $7.6 million and $7.1 million, respectively.

Comprehensive Loss

The following table sets forth the comprehensive loss for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Net loss	$(4,426)	$(2,715)
Other comprehensive income:
Foreign currency translation adjustment	480	—
Comprehensive loss	$(3,946)	$(2,715)

Liquidity and Operations

The Company anticipates funding operations and capital expenditures in Australia for the remainder of 2004 using (a) a commitment from Slough Estates USA Inc. ("Slough"), the Company’s majority shareholder, to provide funds for working capital, board-approved capital expenditures and operations until such time as (b) funds from a $150 million AUD (approximately $114 million USD) project financing facility becomes available.  The Company anticipates the project financing facility will close in the second quarter of 2004.

The Company anticipates funding operations and capital expenditures in the United States for 2004 using (a) cash on hand at March 31, 2004 and (b) a commitment from Slough to provide funds for working capital, board-approved capital expenditures and operations through April 2005.

In order to fund discretionary domestic capital expenditures in 2004 in excess of these cash resources, the Company contemplates that it will require alternative sources of capital.  Potential additional sources of funding may include additional debt financings and asset sales.  With the sale of interests in its prospective acreage, the Company expects to generate cash to reduce its investment in individual projects.  However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

NOTE 2 - RELATED PARTY TRANSACTIONS

At March 31, 2004, the Company owed Slough and Slough Trading Estates Limited (“STEL”), a United Kingdom company which is the parent of Slough, approximately $82.3 million.

In December 2003, Slough Estates plc, STEL’s parent, agreed to guarantee a project financing facility expected to close in the second quarter of 2004.  As consideration for the guarantee, the Company will pay 1% per annum on the daily outstanding balance of the debt guaranteed.

In August 2003, TOGA borrowed $29.7 million ($45 million Australian) from STEL for the sole purpose of paying off a $22 million long-term debt owed TCW Asset Management Company (“TCW”) and to substantially fund a $7.7 million repurchase of the 6% overriding royalty held by TCW on the Company’s Comet Ridge properties.  The STEL loan bears interest at 13% per annum and is due June 2, 2005.  An arrangement fee of $250,000 USD was paid to STEL in connection with this loan. The loan’s stated currency is Australian dollars. The U.S. dollar value of the loan principal as of March 31, 2004 was $34.1 million.

As of March 31, 2004, the Company had two credit facility agreements with STEL allowing the Company to borrow on an unsecured basis up to $11.5 million USD and $45.0 million AUD for its U.S. and Australian operations, respectively.  As of April 8, 2004, the borrowing limit of the Australian operations credit facility was increased to $50.0 million AUD.  Using borrowings from these credit facilities, the Company substantially funded its operating and capital needs in the United States and Australia during 2003 and through the first quarter of 2004. The Company may repay the loans in whole or in part without prepayment penalties. Both credit facilities bear interest at 13% per annum and are due April 2, 2012.  STEL may demand repayment prior to the maturity date provided that STEL gives 18-months notice. The Company is limited in taking on any additional third party indebtedness, either secured or unsecured, or making a priority payment in respect of any obligation without first obtaining written approval from STEL so long as the STEL indebtedness exists. In connection with these credit facilities, the Company paid STEL arrangement fees of $40,000 USD and $100,000 AUD, respectively. The U.S. dollar values of the outstanding balances of these facilities as of March 31, 2004 were $10.0 million and $34.2 million, respectively.

In 2002, the Company borrowed $4 million from Slough which is evidenced by a note payable that bears interest at LIBOR plus 3.5% (4.62% as of March 31, 2004) and is payable in full on April 30, 2005.

NOTE 3 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (“EPS”) (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:

Net loss	$(4,426)	$(2,715)

Denominator:
Weighted-average shares outstanding	39,321	39,221
Effect of dilutive securities:
Assumed exercise of dilutive options and warrants	—	—
Weighted-average shares and dilutive potential common shares	39,321	39,221

Basic and diluted loss per share	$(.11)	$(.07)

Potentially dilutive common stock from the exercise of options and warrants not included in EPS because the effect would have been antidilutive	1,285	75

Total options and warrants which could potentially dilute basic EPS in future periods	3,523	3,573

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company, TOGA and two unaffiliated working interest owners are plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas involving the Comet Ridge project. The plaintiffs allege, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project.  Tri-Star has answered the allegations, and filed amended pleadings on April 6, 2004, denying liability and raising a number of affirmative defenses.  Tri-Star also amended its counterclaim to include claims for various breaches of the joint operating contract by the Company and TOGA, other breaches of duties, forfeiture of acreage and unjust enrichment.  Tri-Star has also requested foreclosure of operator’s liens, modification and reformation of the joint operating contract.  TOGA has operated the project since March 2002, after the court entered its Writ of Temporary Injunction (the “Injunction”) to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA.  All available appeals of the Injunction have been exhausted and TOGA will continue as operator of the Comet Ridge Project at least through the conclusion of a trial on the merits, and thereafter if successful at trial.

In June 2002, the District Court ruled as unenforceable the arbitration provisions of the existing mediation agreement between the parties. The Eighth District Court of Appeals affirmed the action of the District Court, and on April 9, 2004, the Texas Supreme Court denied Tri-Star’s Petition for Review and Petition for Writ of Mandamus.  With the exception of a Motion for Reconsideration which may be filed, all available appeals of the arbitration issues have been exhausted.  The case is set for trial beginning the week of September 27, 2004. Both the Company and Tri-Star have filed motions for summary judgment which would be dispositive of some pending claims.  On May 7, 2004, Tri-Star and the individual defendants filed a motion to recuse or disqualify the presiding judge of the Midland Court which was denied.  In accordance with Texas law, the motion was assigned to another judge for hearing, which is set for May 19, 2004.  The presiding judge may not rule on any pending matters until the recusal motion is resolved.  It is not yet known whether the recusal motion will delay the hearing on the summary judgment motions.

In August 2003, the District Court heard the Company’s Motion to Compel Compliance with Amended Writ of Temporary Injunction. On October 1, 2003, the Court signed an Order finding that Tri-Star willfully disobeyed the Injunction, ordering Tri-Star to cooperate with the Operator and, among other things, to execute a power of attorney to allow the Company to deal directly with the Department of Natural Resources and Mines in Queensland, and the surface owners, on matters pertaining to the Comet Ridge Project. Tri-Star filed objections to the power of attorney. In January 2004, the Court conducted a show cause hearing to determine whether sanctions for Tri-Star’s past violations of the Injunction, and conditional sanctions to deter future violations, should be imposed and heard a Tri-Star motion to increase the amount of the bond securing the injunction from $500,000 to $1.0 million and objections to the power of attorney. On March 8, 2004, the Court ruled that the bond will not be increased and denied Tri-Star’s objections to the power of attorney. The Court has not yet ruled on sanctions against Tri-Star.  Tri-Star unsuccessfully appealed the October ruling to the Eighth District Court of Appeals, and then filed a Petition for Review and Petition for Writ of Mandamus in the Texas Supreme Court.  The Company filed response briefs and requested sanctions against Tri-Star.  Hearing the case is discretionary in the Texas Supreme Court, and the Court has made no decision, at this time, on whether to accept review.

NOTE 5 - OPERATIONS BY GEOGRAPHIC AREA

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company has two geographic reporting segments within the oil and gas exploration, development and production industry, Australia and the United States.  General and administrative expense, interest expense and interest and other income are not allocated to segments.  The segment data presented below was prepared on the same basis as the Consolidated Financial Statements.  Reportable business segment information as of March 31, 2004 and 2003, and for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

As of and for the three months ended March 31, 2004

	Gas and Oil Operations			Non- Segmented Items(1)
		United States
	Australia		Total		Total
Revenues	$1,166	$2	$1,168	$—	$1,168
Loss before income taxes	(215)	(407)	(622)	(4,159)	(4,781)
Property, plant and equipment, net	113,903	7,510	121,413	421	121,834

(1)               Loss before income taxes reconciling items includes $2.0 million of general and administrative expenses, $14,000 of corporate depreciation and $2.1 million of interest expense.  Property, plant and equipment, net, includes $421,000 of corporate office equipment, computer hardware and software.

As of and for the three months ended March 31, 2003

	Gas and Oil Operations			Non- Segmented Items(1)
		United States
	Australia		Total		Total

Revenues	$1,338	$3	$1,341	$—	$1,341
Income (loss) before income taxes	245	(163)	82	(2,835)	(2,753)
Property, plant and equipment, net	68,981	8,745	77,726	392	78,118

(1)               Loss before income taxes reconciling items includes $1.5 million of general and administrative expenses, $12,000 of corporate depreciation and $1.3 million of interest expense.  Property, plant and equipment, net, includes $392,000 of corporate office equipment, computer hardware and software.

NOTE 6- PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Evaluated oil and gas properties:
Australian properties	$107,220	$105,264
Domestic properties	—	—
Unevaluated oil and gas properties:
Australian properties	10,970	9,221
Domestic properties	7,510	6,218
Oil and gas properties	125,700	120,703
Other property and equipment	4,598	4,431
	130,298	125,134
Less accumulated depreciation, depletion and amortization	(8,464)	(8,078)
Property, plant and equipment, net	$121,834	$117,056

NOTE 7 – STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Cash paid during the period for interest	$2,418	$685
Non-cash investing and financing activities—
Net increase in payables for capital expenditures	$177	—

Item 2.           Management’s Discussion and Analysis

Information within this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the world economy and about the Company itself.  Words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC filings of the Company, particularly its Form 10-K for the year ended December 31, 2003, for meaningful cautionary language and discussion of risk factors disclosing why actual results may vary materially from those anticipated by management.

Overview

Australia

The Company’s activities in Australia are conducted substantially through Tipperary Corporation’s 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd (“TOGA”).  As of March 31, 2004, the Company owned a 73% undivided capital bearing interest in the Comet Ridge project in Queensland, Australia.  This project comprises approximately 1,230,500 acres in the Bowen Basin, which includes five petroleum leases covering approximately 288,000 acres, Authority to Prospect (“ATP”) 526 covering approximately 712,000 acres, ATP 653 covering approximately 96,000 acres and ATP 745 covering approximately 135,000 acres.  Nearby the Comet Ridge project, the Company holds a 100% interest of approximately 77,000 acres comprising ATP 655.

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

The Company is in correspondence with the Queensland DNRM about surface access issues on portions of ATP 526 and as a consequence is not certain of its 2004 work commitment for ATPs 526 and 653.  The ATP 526 expenditure requirements net to the Company’s interest will be $3 million or less for a drilling program and $2 million or less for a seismic program.  The ATP 653 expenditure requirements net to the Company’s interest will be $3 million or less for a drilling program.  During 2004, ATPs 655 and 745 have expenditure requirements totaling approximately $1.4 million net to the Company’s interest.  The Company expects to meet these requirements by conducting seismic operations and exploratory drilling. ATPs 526, 653, 655 and 745 have initial terms expiring on October 31, 2004,  September 30, 2006, October 31, 2007 and October 31, 2007, respectively.  Upon expiration of an ATP, the stated policy of the Queensland DNRM allows the ATP holder to renew the ATP for an additional four year exploratory period and generally requires the holder to relinquish a 20 percent portion of ATP acreage not held by a petroleum lease.  The Company is currently negotiating with the Queensland DNRM regarding the amount of ATP 526 acreage that will be subject to the relinquishment provisions as its term expires October 31, 2004.

The Company’s gas marketing in eastern Australia is focused currently on obtaining long-term gas sales agreements that provide five to 15 years of firm sales typically starting in 2006 to 2008.  Secondary, short-term sales contracts for 2004 and 2005 are also being pursued.  Sales growth is estimated by the Company to be limited in the near term, escalating to 17 Bcf net or more per annum in 2008.  The Company anticipates spending approximately $30 million over the next three years on development drilling and expansion of delivery facilities to increase the Company’s annual sales deliverability to approximately 24 Bcf net by 2008.

The following table summarizes field development progress on the Comet Ridge project as of March 31, 2004.  In December 2003, the Company began using its second compression plant facility, which increased the field’s gas compression capacity to approximately 38 million cubic feet (“MMcf”) per day.

Comet Ridge Operations Review

March 31, 2004
Well Status (Number of Wells)
Selling	46
Dewatering or temporarily shut-in	32
Producing	78
Being evaluated	19
To be plugged and abandoned	2
Plugged and abandoned	3
Total drilled	102

Gross Daily Volumes (MMcf)
Sold	10
Flared	6
Used for compression fuel	2
Produced	18

The Company drilled two exploratory wells on the Comet Ridge project during the first quarter of 2004.  The 2004 drilling was substantially funded with borrowings from Slough Trading Estates Limited (“STEL”).  The Company is actively pursuing short-term gas contracts to reduce the amount of flared gas.

During the first quarter of 2004, 100% of the Company’s gas sales in Australia were under a five-year contract effective June 1, 2000 with ENERGEX Retail Pty Ltd (“ENERGEX”), an unaffiliated customer.  The ENERGEX contract has delivery requirements of up to approximately 15,000 Mcf of gas per day.  In December 2002, the Company signed a gas supply term sheet with Origin Energy Retail Limited (“OERL”), a subsidiary of Origin Energy Limited, to supply approximately 9 Bcf per year, or approximately 25,000 Mcf of gas per day net to the Company’s interests, for 13 years beginning May 2007.  Origin Energy Limited is a large Australian integrated energy company which, through subsidiaries, owns nearly 24% of the Comet Ridge project.

Effective March 31, 2004, the Company and Queensland Fertilizer Assets Limited (“QFAL”) extended until September 30, 2004 the Company’s gas sales agreement with QFAL to supply 210 Bcf of gas to QFAL over a 20-year period beginning in early 2007 to a fertilizer plant QFAL is proposing to construct in southeastern Queensland.

United States

Lay Creek — The Company holds a 50% working interest in Lay Creek, a coalseam gas project located in Moffat County, Colorado. The project includes various leasehold interests covering over 82,000 gross acres. Koch Exploration Company (“Koch”), an unaffiliated third party, holds the remaining 50% working interest and operates the project.  The Company is currently evaluating the gas and water production from two five-well pilot programs drilled in 2001 and 2002 in order to determine economic viability of the production.  The Company and Koch drilled four additional pilot wells offsetting one of the five-well pilot programs during the period from December 2003 through February 2004 at a cost to the Company of $1.0 million.  The Company expects the four new wells will begin dewatering in late May.

Frenchman — The Company holds a 25% interest in the Frenchman prospect in eastern Colorado.  Total gross acreage in the prospect is approximately 162,000 acres.  Kerr-McGee Rocky Mountain Corporation (“Kerr-McGee”) holds the remaining 75% interest and is the operator of the prospect.  During 2003, five wells were drilled on the Frenchman prospect.  Three of these wells were completed and two were plugged and abandoned.  In early 2004, the Company drilled two additional Frenchman wells in which Kerr-McGee elected not to participate.  The Company believes one of these 100% wells will be a commercial producer and the Company will earn 100% of offsetting drill sites around the well bore as set forth in the operating agreement the Company has with Kerr-McGee.  The Company plugged and abandoned the other well drilled.  In the first quarter of 2004, the Company recorded an asset impairment expense of $150,000 related to unsuccessful exploration costs incurred on wells on the Frenchman prospect.  The Company and Kerr-McGee are evaluating the economics of connecting the successfully completed wells to nearby pipelines.

Republican — The Company holds a 20% interest in the Republican prospect in eastern Colorado.  Total gross acreage in the prospect is approximately 170,000 acres.  Kerr-McGee holds the remaining 80% interest and is the operator of the prospect.  Three wells were drilled on the Republican prospect in March and April of 2004, and the economics of connecting these wells to nearby pipelines are being evaluated.  At least seven wells on the Republican prospect are expected to be drilled in 2004 at a cost to the Company of approximately $280,000.

Stateline — The Company holds a 25% interest in the Stateline prospect in western Nebraska.  Total gross acreage in the prospect is approximately 120,000 acres.  Lance Oil & Gas Company, Inc. (“Lance”) holds the remaining 75% interest and is the operator of the prospect.  In the first half of 2004, preliminary seismic operations are being conducted at a cost to the Company of approximately $100,000.  Further seismic operations and exploratory drilling may be conducted if the results of the current seismic survey are encouraging.

Sand Hill — During late 2003, the Company acquired leasehold acreage in western Nebraska totaling approximately 51,000 gross acres, which is referred to as the Sand Hill prospect.  This acreage is located in the vicinity of the Company’s Frenchman, Republican and Stateline prospects.  The Company is actively marketing the Sand Hill prospect and plans to sell an interest to recover its investment and retain an interest in this acreage.

Nine Mile — The Company holds a 70% interest in the prospective acreage and 40% interest in the outlying acreage of the Nine Mile prospect, a conventional oil and gas exploration prospect, also located in Moffat County, Colorado, and is the operator of the prospect.  The prospect comprises approximately 38,000 gross acres.  The Company is currently evaluating exploratory work performed in 2002 and 2003 and is seeking industry partners before resuming exploratory activity.

Financial Condition, Liquidity and Capital Resources

The Company had cash and cash equivalents of $2.3 million as of March 31, 2004, compared to approximately $3.0 million as of December 31, 2003.  The Company has funded operations and capital expenditures for the three months ended March 31, 2004, using primarily (a) $3.0 million of cash on hand at December 31, 2003 and (b) borrowings from STEL.

The Company anticipates funding operations and capital expenditures in Australia for the remainder of 2004 using (a) a commitment from Slough to provide funds for working capital, board-approved capital expenditures and operations until such time as (b) funds from a $150 million AUD (approximately $114 million USD) project financing becomes available.  The Company anticipates the project financing facility will close in the second quarter of 2004.

The Company anticipates funding operations and capital expenditures in the United States for 2004 using (a) cash on hand at March 31, 2004 and (b) a commitment from Slough to provide funds for working capital, board-approved capital expenditures and operations through April 2005.

In order to fund discretionary capital expenditures in 2004 in excess of these cash resources, the Company contemplates that it will require alternative sources of capital.  Potential additional sources of funding may include additional debt financings and asset sales.  With the sale of interests in its prospective acreage, the Company expects to generate cash to reduce its investment in individual projects.  However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

Net cash used by operating activities was $3.7 million during the three months ended March 31, 2004, compared to $1.7 million of cash used during the same period last year.  The increase in net cash used for operations in the first quarter of 2004 compared with the same period in 2003 resulted primarily from (a)  lower gas revenues (b) higher interest expense on debt used to fund property acquisition, exploration and development and (c) higher operating costs and general and administrative expenses.

The table below provides an analysis of capital expenditures of $4.2 million during the three months ended March 31, 2004.

Capital Expenditures Activity

(in thousands)

Australia:
Comet Ridge drilling and completion	$2,201
Comet Ridge facilities and equipment	155
Other	409
Domestic:
Leasehold acquisitions	441
Lay Creek drilling and completion	714
Other drilling and completion	289

Total	$4,209

Included within the first quarter 2004 capital spending was $421,000 of capitalized interest expense associated with the Company’s Australian and domestic properties.  Capital expenditures for the first quarter in 2004 were funded principally under TOGA’s credit facility with STEL.

Results of Operations - Comparison of the Three Months Ended March 31, 2004 and 2003

The Company incurred a net loss of $4.3 million for the three months ended March 31, 2004 compared to a net loss of $2.7 million for the three months ended March 31, 2003.  The greater net loss for the three months ended March 31, 2004 was primarily due to higher interest expense on debt used to fund property acquisitions and exploratory costs and higher operating costs and general and administrative expenses.  The table below provides a comparison of operations for the three months ended March 31, 2004 with those of the prior year’s quarter.  The table is intended to provide a comparative review of significant operational items.  Accordingly, nominal differences may exist from the amounts presented in the accompanying Consolidated Financial Statements.  Certain prior period amounts may have been reclassified to ensure comparability.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (%Decrease)
	2004	2003
	($ in thousands, except average per Mcf prices and costs)
Worldwide operations:

Operating revenue	$1,168	$1,341	$(173)	(13)%
Gas volumes (MMcf)	651	1,012	(361)	(36)%
Average gas price per Mcf	$1.79	$1.33	$0.46	35%
Operating expenses	$1,394	$957	$437	46%
Average lifting cost per Mcf equivalent (“Mcfe”) sold	$2.14	$0.94	$1.20	127%
General and administrative	$2,044	$1,521	$523	34%
Depreciation, depletion and amortization (“DD&A”)	$251	$308	$(57)	(18)%
Impairment of oil and gas properties	$150	$—	$150	N/A
Interest expense	$2,136	$1,305	$831	64%

Australia operations:

Operating revenue	$1,166	$1,338	$(172)	(13)%
Gas volumes (MMcf)	650	1,011	(361)	(36)%
Average gas price per Mcf	$1.79	$1.33	$0.46	35%
Operating expenses	$1,140	$794	$346	44%
Average lifting cost per Mcf sold	$1.75	$0.79	$0.96	122%
Oil and Gas property DD&A	$203	$283	$(80)	(28)%
Other DD&A	$34	$15	$19	127%
Oil and Gas DD&A rate per Mcf volumes sold	$0.31	$0.28	$0.03	11%

Domestic operations:

Operating revenue	$2	$3	$(1)	(33)%
Gas volumes (MMcf)	1	1	—	—
Average gas price per Mcf	$4.00	$3.25	$0.75	23%
Operating expenses – producing properties	$1	$2	$(1)	(50)%
Average lifting cost on producing properties per Mcfe sold	$2.27	$2.10	$0.17	8%
Operating expenses – non-producing properties	$253	$161	$92	57%
Impairment of oil and gas properties	$150	$—	$150	N/A
Other DD&A	$14	$16	$(2)	(13)%

Revenues and Sales Volumes

The Company is currently selling its Australian gas under a five-year contract with delivery requirements of up to 15,000 Mcf of gas per day to Energex, an unaffiliated customer.  In 2003, the Company had two Energex contracts, one of which expired at the end of 2003, with combined delivery requirements of up to 20,300 Mcf of gas per day.  The reduction in gas delivery requirements of 5,300 Mcf per day was the principal cause for the 36% decline in gas volumes sold in Australia in the first quarter of 2004 compared with the same period in 2003.  The Company is actively pursuing short-term gas contracts to increase gas volumes sold and reduce flared gas.  Gas revenues in Australia decreased by 13% due to the lower sales volumes offset by an increase in the average sales price received and changes in exchange rates.  The 35% increase in average gas sales price in Australia is due primarily to favorable changes in exchange rates.

During the first quarter of 2004, the Company had minimal domestic revenue.  Domestic revenues and volumes in 2004 and 2003 relate to small, retained interests in properties producing in the Powder River Basin in Wyoming.

Costs and Expenses

Operating expenses in Australia increased 44% due to an increase in the number of producing wells and the addition of a second compressor facility which commenced operations in December 2003.  Australian oil and gas property DD&A expense decreased 28% due principally to lower sales volumes.

Domestic operating expenses in the first quarter of 2004 and 2003 are principally attributable to the Lay Creek coal-seam gas project where the wells are in the dewatering phase.

The impairment expense of $150,000 was attributed to unsuccessful exploration costs incurred on wells on the Frenchman prospect.

General and administrative (“G&A”) expenses for the first quarter of 2004 increased 34% compared to the three months ended March 31, 2003.  This increase is attributed to higher employee and consulting costs associated with managing the Comet Ridge properties and continuing costs for the Tri-Star litigation.

Other Income (Expense)

Interest expense increased to $2.1 million from $1.3 million, due primarily to increased loan balances in the first quarter of 2004 as compared to the same period in 2003.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and commodity prices.  The Company does not use financial instruments to any degree to manage foreign currency, interest rate or commodity risk and does not hold or issue financial instruments to any degree for trading purposes.  At March 31, 2004, the Company was exposed to some market risk with respect to foreign currency, long-term debt, and natural gas prices; however, management did not believe such risk to be material.  The Company’s market risk, discussed in Item 7A in its Annual Report on Form 10-K for the year ended December 31, 2003, was unchanged as of March 31, 2004.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                                                See Note 4 to the Consolidated Financial Statements under Part I - Item 1.

Item 2.  Changes in Securities

During the quarterly period ended March 31, 2004, the Company issued 100,000 shares of its common stock upon the exercise of options with a weighted average exercise price of $2.75 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D there under as a transaction by an issuer not involving a public offering.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

Filed herewith

10.98                     Seventh Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated March 31, 2004, filed herewith.

31.1                           Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer of Tipperary Corporation Pursuant to 18 U.S.C. §1350.

32.2                           Certification of Chief Financial Officer of Tipperary Corporation Pursuant to 18 U.S.C. §1350.

The other material contracts of the Company are incorporated herein by reference from the exhibit list in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)                                 Reports on Form 8-K:

The Registrant submitted a Form 8-K on March 17, 2004, under Item 12 whereby it furnished its earnings press release announcing year end and fourth quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tipperary Corporation
Registrant

Date: May 14, 2004	By:	/s/ David L. Bradshaw
David L. Bradshaw, President, Chief Executive Officer
and Chairman of the Board of Directors

Date: May 14, 2004	By:	/s/ Joseph B. Feiten
Joseph B. Feiten, Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

10.98                     Seventh Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated March 31, 2004.

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