Form 10-Q/A
period 2003-09-30
TIPPERARY CORP
filed 2004-12-10
CIK 98410

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

TIPPERARY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q/A

EXPLANATORY NOTE

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

Consolidated Balance Sheets September 30, 2003 and December 31, 2002

Consolidated Statements of Operations Three and nine months ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows Nine months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q is being filed to amend part I Item 4. of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2003 (the "Original 10-Q"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

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

Stock-Based Compensation

At September 30, 2003, the Company had two stock-based employee option plans issued to directors and employees and warrants granted to Company directors and employees and to non-employees for services. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and has applied the disclosure provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS 123”. Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount a director or employee must pay to acquire the stock. Pro forma disclosures as if the Company had adopted the cost recognition provisions of SFAS 123 are presented below.

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

In order to fund discretionary capital expenditures in 2003 in excess of these cash resources and to fund capital expenditures beyond 2003, the Company will require alternative sources of capital. Potential additional sources of funding are expected to include additional debt financings and asset sales. The Company is currently in formal discussions with a group of banks interested in providing debt financing to TOGA. The Company is seeking the financing to be (a) available in the fourth quarter of 2003, (b) secured by the Company’s consolidated interests in the Comet Ridge project in Queensland, Australia, and (c) partially guaranteed by project Slough Estates plc, STEL’s UK parent. If obtained, the Company anticipates that the financing would be used to repay the Company’s long-term debt denominated in Australian dollars with STEL and (to the extent available) fund Comet Ridge development in 2004, 2005 and 2006.

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

The Company recorded deferred financing costs of approximately $6,800,000 in connection with the TCW credit agreement, which was the then present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of the Company’s oil and gas properties in Australia and was amortized as interest expense over the life of the loan. Deferred loan cost also include approximately $1,683,000 of other costs incurred to obtain the TCW financing, which were likewise amortized as interest expense over the life of the loan. The remaining unamortized deferred loan costs of $5.1 million were expensed in full in the third quarter of 2003 with the retirement of the TCW debt.

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

The Company may be entitled to additional damages based upon Tri-Star’s billing and handling of the arbitration process if the June 21, 2002 ruling of the District Court is upheld on final appeal.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

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

In addition to the interest in the Comet Ridge project, TOGA holds a 100% interest in ATP’s 655 and 675 covering approximately 278,000 acres in total as of September 30, 2003. ATP’s 655 and 675 have initial terms expiring on October 31, 2003 and February 29,have 2004, respectively. TOGA has drilled and completed a total of six exploratory wells on these ATPs, three of which are being tested and evaluated, and three of which were plugged and abandoned. The Company has applied for renewal on ATP 655 on the acreage held at October 31, 2003. The Company expects additional exploratory work will be conducted in 2004. TOGA has met all prior term expenditure requirements on retained acreage. TOGA also holds a 25% interest in ATP 554, which covers approximately 111,000 acres.

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

	Three Months Ended September 30		Increase	%Increase
	2003	2002	(Decrease)	(% Decrease)
Worldwide operations:
Operating revenue	$1,714,000	$1,092,000	$622,000	57%
Gas volumes (Mcf)	1,149,000	984,000	165,000	17%
Oil volumes (Bbls)	—	(2,900)	2,900	N/A
Average gas price per Mcf	$1.49	$1.19	$0.30	25%
Average oil price per Bbl	$—	$26.21	(26.21)	N/A
Operating expenses	$1,256,000	$807,000	$449,000	56%
Average operating cost per Mcfe equivalent (“Mcfe”) sold	$1.09	$0.83	$0.26	32%
General and administrative	$1,353,000	$1,106,000	$247,000	22%
Depreciation, depletion and amortization (“DD&A”)	$455,000	$289,000	$166,000	57%
Write-off of deferred loan costs	$5,069,000	$—	$5,069,000	N/A
Interest expense	$1,403,000	$797,000	$606,000	76%

Australia operations:
Operating revenue	$1,710,000	$1,227,000	$483,000	39%
Gas volumes (Mcf)	1,149,000	1,002,000	147,000	15%
Average gas price per Mcf	$1.49	$1.22	$0.27	22%
Operating expenses	$978,000	$723,000	$255,000	35%
Average operating cost per Mcf sold	$0.85	$0.72	$0.13	18%
Oil and Gas property DD&A	$417,000	$270,000	$147,000	54%
Other DD&A	$25,000	$8,000	$17,000	213%
Oil and Gas DD&A rate per Mcf sold	$0.36	$0.27	$0.09	33%

Domestic operations:
Operating revenue	$4,000	$(135,000)	$139,000	N/A
Gas volumes (Mcf)	1,000	(18,000)	19,000	N/A
Oil volumes (Bbls)	—	(2,900)	2,900	N/A
Average gas price per Mcf	$4.08	$3.28	$0.80	24%
Average oil price per Bbl	$—	$26.21	(26.21)	N/A
Operating expenses	$278,000	$84,000	$194,000	231%
Average operating cost per Mcfe sold	$278.00	$—	278.00	N/A
Oil and Gas property DD&A	$—	$—	$—	0%
Other DD&A	$13,000	$12,000	$1,000	8%
Oil and Gas DD&A rate per Mcfe sold	—	$—	—	0%

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

In natural gas production operations, joint owners sometimes sell more or less than the production volumes to which they are entitled based on their revenue ownership interest. The joint operating agreement includes gas balancing provisions to govern production allocations in this situation. The Company records a natural gas imbalance in other liabilities if any excess takes of natural gas exceed its remaining proved reserves for the property. As of September 30, 2003, the Company had taken and sold more than its share of natural gas volumes produced from the Comet Ridge project, and was overproduced by approximately 1,820 MMcf. Based on the average price of $1.43 per Mcf received during the first nine months of 2003 from these sales, this represents $2.6 million in gas revenues. No liability has been recorded for the excess volumes taken as they do not exceed Company’s share of remaining proved reserves. Under the terms of the gas balancing agreement, the Company may be required to reduce the monthly volumes it sells by up to 50% of its entitled share of sales, to enable underproduced parties to sell more than their entitled share of the gas sales and cure the imbalance. Any reduction in monthly volumes will negatively affect theCompany’s revenues, and operating expenses will not decline proportionately.

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

	Nine Months Ended September 30		Increase	%Increase
	2003	2002	(Decrease)	(% Decrease)
Worldwide operations:
Operating revenue	$4,764,000	$3,574,000	$1,190,000	33%
Other revenue	$—	$122,000	$(122,000)	N/A
Gas volumes (Mcf)	3,332,000	2,684,000	648,000	24%
Oil volumes (Bbls)	—	11,000	(11,000)	N/A
Average gas price per Mcf	$1.43	$1.25	$0.18	14%
Average oil price per Bbl	—	$19.11	(19.11)	N/A
Operating expenses	$3,320,000	$2,130,000	$1,190,000	56%
Average operating cost per Mcf equivalent (“Mcfe”) sold	$1.00	$0.77	$0.23	30%
General and administrative	$4,165,000	$3,692,000	$473,000	13%
Depreciation, depletion and amortization (“DD&A”)	$1,161,000	$1,124,000	$37,000	3%
Write-off of deferred loan costs	$5,069,000	$—	$5,069,000	N/A
Interest expense	$3,883,000	$2,191,000	$1,692,000	77%

Australia operations:
Operating revenue	$4,753,000	$3,147,000	$1,606,000	51%
Other revenue	$—	$120,000	$(120,000)	(100)%
Gas volumes (Mcf)	3,330,000	2,616,000	714,000	27%
Average gas price per Mcf	$1.43	$1.20	$0.23	19%
Operating expenses	$2,660,000	$1,774,000	$886,000	50%
Average operating cost per Mcf sold	$0.80	$0.68	$0.12	18%
Oil and Gas property DD&A	$1,070,000	$807,000	$263,000	33%
Other DD&A	$53,000	$118,000	$(65,000)	(55)%
Oil and Gas DD&A rate per Mcf sold	$0.32	$0.31	$0.01	3%

Domestic operations:
Operating revenue	$11,000	$429,000	$(418,000)	N/A
Gas volumes (Mcf)	2,000	68,000	(66,000)	N/A
Oil volumes (Bbls)	—	11,000	(11,000)	N/A
Average gas price per Mcf	$3.99	$3.11	$0.88	28%
Average oil price per Bbl	$—	$19.11	(19.11)	N/A
Operating expenses	$660,000	$356,000	$304,000	85%
Average operating cost per Mcfe sold	$330.00	$2.49	327.51	13,153%
Oil and Gas property DD&A	$—	$163,000	$(163,000)	N/A
Other DD&A	$38,000	$36,000	$2,000	6%
Oil and Gas DD&A rate per Mcfe sold	—	$1.22	(1.22)	N/A

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting are adequate and effective at the reasonable assurance level in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

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

During the period covered by this report, there have been no changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

Tipperary Corporation
Registrant

Date: December 10, 2004	By:	/s/ David L. Bradshaw
David L. Bradshaw, President, Chief Executive Officer
and Chairman of the Board of Directors

Date: December 10, 2004	By:	/s/ Joseph B. Feiten
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