Form 10-K/A
period 2003-12-31
TIPPERARY CORP
filed 2004-12-10
CIK 98410

Use these links to rapidly review the document
ITEM 8. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-K is being filed to amend Part III Item 9A. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 29, 2004 (the "Original 10-K"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-K.

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

NOTE 14—SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

Certain historical cost and operating information relating to the Company's oil and gas producing activities (in thousands) are as follows:

CAPITALIZED COSTS

December 31, 2003	Australia	United States		Total
Proved oil and gas properties	$105,265	$—		$105,265
Unproved oil and gas properties	9,221	6,218		15,439

	114,486	6,218		120,704
Less accumulated DD&A	(5,642)	—		(5,642)

Net capitalized costs	$108,844	$6,218		$115,062

December 31, 2002
Proved oil and gas properties	$64,469	$986		$65,455
Unproved oil and gas properties	3,619	6,321		9,940

	68,088	7,307		75,395
Less accumulated DD&A	(3,261)	—		(3,261)

Net capitalized costs	$64,827	$7,307		$72,134

December 31, 2001
Proved oil and gas properties	$42,381	$23,511		$65,892
Unproved oil and gas properties	2,340	5,773		8,113

	44,721	29,284		74,005
Less accumulated DD&A	(2,144)	(20,277)		(22,421)

Net capitalized costs	$42,577	$9,007		$51,584

COSTS INCURRED
Year ended December 31, 2003
Property acquisition costs:
Proved oil and gas properties	$7,530	$—		$7,530
Unproved oil and gas properties	—	2,310		2,310

	7,530	2,310		9,840
Exploration costs	5,382	1,227		6,609
Capitalized interest costs	629	70		699
Development costs(1)	15,243	1,269		16,512
Total costs incurred	$28,784	$4,876		$33,660

Year ended December 31, 2002
Property acquisition costs:
Proved oil and gas properties	$7,527	$—		$7,527
Unproved oil and gas properties	—	1,487		1,487

	7,527	1,487		9,014
Exploration costs	3,417	2,445	(2)	5,862
Capitalized interest costs	93	373		466
Development costs(1)	12,273	352		12,625

Total costs incurred	$23,310	$4,657		$27,967

Year ended December 31, 2001
Property acquisition costs:
Proved oil and gas properties	$3,016	$—		$3,016
Unproved oil and gas properties	—	5,202		5,202

	3,016	5,202		8,218
Exploration costs	1,062	1,173	(3)	2,235
Capitalized interest costs	—	286		286
Development costs(1)	5,930	833		6,763

Total costs incurred	$10,008	$7,494		$17,502

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

TIPPERARY CORPORATION
Date	December 10, 2004	By:	/s/ DAVID L. BRADSHAW David L. Bradshaw, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID L. BRADSHAW David L. Bradshaw	President, Chief Executive Officer and Chairman of the Board of Directors	December 10, 2004
/s/ JOSEPH B. FEITEN Joseph B. Feiten	Chief Financial Officer and Principal Accounting Officer	December 10, 2004
/s/ KENNETH L. ANCELL Kenneth L. Ancell	Executive Vice President—Corporate Development and Director	December 10, 2004
/s/ EUGENE I. DAVIS Eugene I. Davis	Director	December 10, 2004

/s/ DOUGLAS KRAMER Douglas Kramer	Director	December 10, 2004

/s/ MARSHALL D. LEES Marshall D. Lees	Director	December 10, 2004

/s/ CHARLES T. MAXWELL Charles T. Maxwell	Director	December 10, 2004

/s/ D. LEROY SAMPLE D. Leroy Sample	Director	December 10, 2004