Form 10-Q/A
period 2004-03-31
TIPPERARY CORP
filed 2004-12-10
CIK 98410

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

TIPPERARY CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q is being filed to amend Part I Item 4. of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 14, 2004 (the “Original 10-Q”).  This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q.  This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

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