Form 10-K/A
period 2004-12-31
TIPPERARY CORP
filed 2005-09-09
CIK 98410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Registrant’s telephone number (303) 293-9379

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

Shares of the registrant’s common stock outstanding as of March 9, 2005: 41,355,994 shares.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the year ended December 31, 2004 (Part III).

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to revise certain disclosures contained in the original Form 10-K, largely in response to comments by the SEC staff, i.e.:

•   disclosure on the audited balance sheets(page 30 ) of the aggregate unproved property costs disclosed in Financial Statement Note 5,

•   additional disclosures in Financial Statement Note 5(page 42 )regarding unproved property costs currently  excluded from amortization,

•   disclosure in Financial Statement Note 13 (pages 52 and 53 ) of total assets by reportable segment,

•   reclassification of capitalized interest in the table of Costs Incurred in Financial Statement Note 14 (page 54 ),

•   clarification  that proved reserve extensions and discoveries in 2003 and 2004 were predominantly extensions to the Comet Ridge project’s Fairview coalseam gas field in Australia (footnote 5 to Financial Statement Note 14, page 57),

•   management discussion (page 18) as to the timing of monetization of proved reserves extensions and discoveries in 2003 and 2004,

•   in footnote (1) to the table of proved reserves (page 56) and in footnote (1) to the standardized measure table (page 58), correction of  the reference to “ten percent of reserves” to “approximately nine percent of reserves”, and

•   in Financial Statement Note 15 (pages 60 and 61 ), presentation of quarterly gross profit (loss) reduced by DD&A .

In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of the Annual Report on Form 10-K, as amended.  This amendment does not update information contained in the original filing to reflect facts or events that may have occurred subsequent to the date of the original filing or subsequent to any periods for which disclosure was otherwise provided in the original filing.

PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

In this annual report on Form 10-K, unless the context requires otherwise, when we refer to “we,” “us,” “our,” “Tipperary,” and “the Company,” we are describing Tipperary Corporation and its subsidiaries on a consolidated basis.

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

All of our public filings may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549, or viewed at the SEC’s website at www.sec.gov. Information on the SEC Public Reference Room may be obtained by calling 1-800-732-0330. We also maintain an internet site at www.tipperarycorp.com providing access to our recent public filings. Our website is not part of this Form 10-K.

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

For a discussion of these and other risks related to the forward-looking statements contained herein, please see “Risk Factors” discussed later in this section.

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

Exploratory and Development Acreage Summary—Australia

	Acres At December 31, 2004		Initial Term		Expenditure
	Gross	Net	Expires		Requirements
Comet Ridge Acreage
PL 90	57,500	40,000	11/13/29	(1)	$275,000	(3)
PL 91	57,500	40,000	11/13/29	(1)		(3)
PL 92	57,500	40,000	11/13/29	(1)		(3)
PL 99	57,500	40,000	12/16/33	(1)	$275,000	(3)
PL100	57,500	40,000	12/16/33	(1)	$275,000	(3)
ATP 526	712,000	520,000	10/31/08			(2)(4)
ATP 653	96,000	70,000	09/30/06			(2)(4)
ATP 745	135,000	99,000	11/01/07		$25,000	(2)
	1,230,500	889,000
Other Acreage
ATP 655	76,700	76,700	10/31/07		$85,000	(2)
	1,307,200	965,700

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

The following tables summarize well status on the Comet Ridge project as of December 31, 2004 and gross gas production by quarter. In December 2003, we began using a second compression plant facility, which increased the field’s gas compression capacity to approximately 38 million cubic feet (“MMcf”) per day. Field sales volumes are currently limited by metering equipment to 35 MMcf per day. We are expanding the capacity of our metering equipment, compressors and facilities to a sales capacity of approximately 45 MMcf per day by mid-year 2005.

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

We drilled six exploratory wells on the Comet Ridge project during 2004. The 2004 drilling was substantially funded with borrowings from Slough Trading Estates Limited (“STEL”) and a senior credit facility described in Note 4 to the Consolidated Financial Statements. Future 2005 development and exploratory costs are expected to be funded by the existing senior credit facility.

United States

Our assets in the United States consist primarily of natural gas exploration and development leaseholds in Colorado and Nebraska, which are described below by project area. The four projects in eastern Colorado and western Nebraska principally target conventional, tight gas in the Niobrara formation.

Frenchman—We hold a 25% interest in 159,000 acres and 100% in 3,000 acres in the Frenchman project in eastern Colorado. The Houston Exploration Company (“Houston Exploration”) holds the remaining 75% interest in the 159,500 acres and is the operator of that portion of the acreage. During 2004, Houston Exploration acquired its interest from Kerr-McGee Rocky Mountain Corporation (“Kerr-McGee”). During 2003, five wells were drilled on the Frenchman project by Kerr-McGee. Three of these wells were completed, and two were plugged and abandoned. In 2004, Tipperary drilled five additional Frenchman wells in which Kerr-McGee elected not to participate, which gave us a 100% interest in these wells. We believe four of these 100% wells will be commercial gas producers, and we have earned 100% of offsetting drill sites as set forth in the operating agreement. We plugged and abandoned the other well drilled. In February 2005 Tipperary completed a gas gathering system at a cost of approximately $350,000 and expects to connect its 100% owned wells to a nearby pipeline and begin selling gas in the second quarter of 2005. We plan to drill during the same quarter at least four additional 100% development wells at a cost of approximately $800,000.

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

Sand Hill—During late 2003, we acquired leasehold acreage in western Nebraska totaling approximately 51,000 gross acres, the “Sand Hill” project. This acreage is located in the vicinity of the Company’s Frenchman, Republican and Stateline projects. We currently hold 100% of the acreage but may sell an interest to an industry partner. Alternatively, we may elect to explore and develop this project independently. During the fourth quarter of 2004, we conducted limited 2-D seismic operations on the Sand Hill project and are currently evaluating those results.

PRODUCING WELLS AND ACREAGE

The following table sets forth information with respect to our producing wells and acreage as of December 31, 2004:

	Producing		Acreage
	Wells Gas		Producing		Undeveloped
State/Country	Gross	Net	Gross	Net	Gross	Net
Australia(1)	81	58.04	35,074	25,134	252,426	180,888
Colorado(2)	25	14.00	1,400	820	549,846	190,064
Nebraska(2)	—	—	—	—	163,964	73,455
Oklahoma(2)	—	—	—	—	140	35
Montana(2)	—	—	—	—	1,240	1,240
Wyoming(2)	19	0.18	760	7	21,996	3,987
Total	125	72.22	37,234	25,961	989,612	449,669

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

(2)                                  Our domestic undeveloped leases have various primary terms ranging from five to ten years. The expiration of any leasehold interest or interests would not have a material adverse financial effect on us. However, costs associated with unevaluated acreage that expires or is forfeited could result in a non-cash write-down under the full cost method of accounting. See Critical Accounting Policies discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PRODUCTION

The following table summarizes information regarding our average sales price per unit of oil and gas produced, as well as the average operating cost per unit of sales for the years indicated:

	Average Sales Price		Average
Australia	Gas (Mcf)	Oil (Bbl)	Operating Cost Per Mcf Sold
2004	$1.75	$—	$1.07
2003	$1.47	$—	$0.88
2002	$1.22	$—	$0.72

	Average Sales Price		Average
United States	Gas (Mcf)	Oil (Bbl)	Operating Cost Per Mcf Sold
2004	$4.22	$—	$2.65
2003	$3.95	$—	$2.69
2002	$3.10	$19.11	$2.88

SIGNIFICANT CUSTOMERS AND DELIVERY COMMITMENTS

Australia

During the first half of 2004, 100% of our gas sales in Australia were made under a five-year contract effective June 1, 2000 with Energex Retail Pty Ltd (“Energex”), an unaffiliated customer. The Energex contract has delivery requirements of up to approximately 15,000 Mcf of gas per day. During the last half of 2004, we sold gas to four purchasers, including Energex, under various short and long-term contracts. During 2004, we sold 82% of our gas to Energex and 15% to Santos QNT Pty Ltd (“Santos”), an unrelated party.

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

PRICING

Australia

During 2004, we sold gas to four purchasers in Australia. Our average price in Australia during 2004 was $1.75 per Mcf. In Australia prices obtained under sales contracts have generally been under long-term fixed price contracts with adjustments for inflation, however, during 2004 we began sales under several short term contracts of one year or less. Contract prices vary, among other reasons, due to the delivery point of gas sold. Natural gas prices in Australia over the last several years have been relatively stable. Exchange rates, however, have had the effect of causing price volatility on our sales revenues. Future natural gas contract prices are subject to variability due to regional supply and demand. The longer term contracts typically provide for a fixed price with consumer price index escalators. Gas prices in the future may also be influenced by worldwide liquefied natural gas (“LNG”) prices as the LNG industry develops.

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

For the past several years, a significant source of liquidity as well as our long term financing has been debt and equity financing provided by Slough Estates USA Inc. (“Slough”), our majority shareholder, and its affiliates. We do not know the ultimate outcome of Slough’s divestiture plans. While Slough has committed to support us with long-term loans or equity contributions through April 2006, we do not know what alternative financing or equity investments will be available from other parties after any divestiture occurs, if at all. Any alternative financing we obtain after Slough’s divestiture may not be available or, if available, could be on terms not as favorable as Slough was able to provide. We have a $150 million AUD senior credit facility with two major Australian financial institutions that Slough Estates plc (Slough’s parent company) has guaranteed. Slough cannot assign this guarantee nor substantially divest of our stock without approval from the Australian financial institutions.

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

If, as we develop and expand production of our Australian gas reserves, the eastern Australian market for gas does not continue to develop and grow, the market’s gas prices may soften or our production volumes may exceed demand by available markets. This could negatively impact our revenues, results of operations, financial condition and cash flows.

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

Alternative large-scale supplies of natural gas, whether from within or outside of Queensland, would significantly affect the future supply of natural gas in the Queensland market, the area of our primary focus. For example, a potential 1,988-mile gas pipeline that would connect Queensland with Papua New Guinea’s southern highlands fields has experienced varying degrees of interest within the industry for several years. Papua New Guinea producers recently reported that they had agreed to proceed with a $100 million Front End Engineering and Design study to assist in evaluating the commercial feasibility of constructing such a pipeline. Completion of any such pipeline project or the availability of other gas supplies could lower the price of natural gas and as a result, adversely impact our revenues.

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

Environmental Matters.  Environmental matters are highly regulated at the state level, with most states having in place comprehensive regulations. In particular, petroleum operations in Queensland must comply with the Environmental Protection Act and any conditions attaching to the petroleum lease, authority to prospect or pipeline license (as the case may be). We have incurred costs of approximately $191,000, $146,000 and $35,000 in 2004, 2003 and 2002, respectively, in Australia to comply with environmental regulations. In the fourth quarter of 2003, the Queensland government notified us that exploration and production of gas from under national park lands would be limited to using surface facilities located outside the parks. If gas reserves are discovered under park lands, they may be recovered using directional drilling from drill sites adjacent to park lands. Management believes directional drilling can be used effectively at Comet Ridge in lieu of drilling from inside the parks. Management does not expect these new requirements to significantly increase future exploration, development and operating costs. Three of our productive wells and one ATP 526 exploration well were previously permitted on park lands. Under current government policy, the four wells will be plugged and abandoned, and the surface area reclaimed at an estimated cost to us of approximately $100,000. We expect to recover these wells’ reserves using directional drilling. The amount of reserves under park lands is not currently known. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that we will not incur significant costs in the future to comply with these laws and regulations.

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

ITEM 3. LEGAL PROCEEDINGS

Until December of 2004, we and two unaffiliated working interest owners were plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas involving the Comet Ridge project (“Tri-Star litigation”). The plaintiffs alleged, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project. Tri-Star answered the allegations, and filed amended pleadings denying liability and raising a number of affirmative defenses and asserting various counterclaims. TOGA operated the project beginning in March 2002, after the court entered a Writ of Temporary Injunction (the “Injunction”) to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA.

On October 30, 2004, we entered into a settlement agreement with Tri-Star covering this litigation, as well as all other litigation between those parties originating in Queensland, Australia. Pursuant to the settlement agreement we will continue as operator, and Tri-Star has transferred to us 96% and two unrelated intervening plaintiffs the remaining 4% of each of the registered titles for the Comet Ridge project held in its name, including, but not limited to, the relevant Authorities to Prospect and Petroleum Leases. Tri-Star has transferred to a newly-formed subsidiary of Tipperary Corporation, Tipperary Queensland, Inc., a 2.25% working interest in the Comet Ridge project, subject to a contractual overriding royalty interest that approximates 2.5% of Tipperary’s future Comet Ridge revenues (net of pipeline tariffs) and is equivalent to 1.5% of all Comet Ridge gas produced and sold. The transfer of the registered titles has been completed. Under the settlement agreement we have paid $5.0 million to Tri-Star, using existing cash and TOGA’s Australian loan facility. In addition to other provisions, the settlement agreement provides that all claims made by us, Tri-Star and the individual defendants are to be dismissed without ability to refile. The order actually dismissing the claims was signed on December 15, 2004. We, the individual defendants and Tri-Star have each released each other from liability for any claims that were or could have been asserted in the litigation, whether known or unknown.

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

Sales and impairments of oil and gas properties, write-offs of deferred loan costs and impairments of oil and gas properties in certain years materially affect the comparability of the financial information presented below. This information should be read in conjunction with the Consolidated Financial Statements and associated Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended (Except three-month transition period ended December 31, 2000)
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	September 30, 2000
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues	$8,506	$6,253	$4,940	$3,557	$864	$8,624
Costs and expenses:
Operating	6,401	4,528	3,060	2,218	442	4,233
General and administrative	7,876	5,739	4,976	4,257	1,170	3,732
Depreciation, depletion and amortization	1,956	1,487	1,472	1,017	225	1,971
Gain on sale of oil and gas properties	—	—	(2,166)	—	—	(4,837)
Impairment of oil and gas properties	150	2,679	—	—	—	—
Asset retirement obligation accretion	38	28	—	—	—	—
Impairment (recovery) of prepaid drilling costs	—	(924)	(282)	900	—	557
Total costs and expenses	16,421	13,537	7,060	8,392	1,837	5,656
Operating income (loss)	(7,915)	(7,284)	(2,120)	(4,835)	(973)	2,968
Other income (expense):
Interest and other income	432	255	263	129	37	109
Write-off of deferred loan costs	—	(5,069)	—	—	—	—
Interest expense	(8,275)	(5,997)	(3,051)	(2,848)	(302)	(1,662)
Foreign currency exchange gain (loss)	2	2,587	(33)	(4)	32	(166)
Total other expense	(7,841)	(8,224)	(2,821)	(2,724)	(233)	(1,719)
Income (loss) before income taxes	(15,756)	(15,508)	(4,941)	(7,559)	(1,206)	1,249
Income tax benefit (expense)	—	—	—	1	—	(1,573)
Loss before minority interest and cumulative effect of accounting change	(15,756)	(15,508)	(4,941)	(7,558)	(1,206)	(324)
Minority interest in loss of subsidiary	418	185	130	382	86	367
Income (loss) before cumulative effect of accounting change	(15,338)	(15,323)	(4,811)	(7,176)	(1,120)	43
Cumulative effect of accounting change	—	(46)	—	—	—	—
Net income (loss)	$(15,338)	$(15,369)	$(4,811)	$(7,176)	$(1,120)	$43
Net income (loss) per share basic and diluted	$(0.38)	$(0.39)	$(0.12)	$(0.28)	$(0.05)	$—
Consolidated Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$(13,246)	$(6,579)	$(4,397)	$(4,316)	$781	$(3,109)
Investing activities	$(20,897)	$(30,287)	$(16,831)	$(14,683)	$(4,521)	$7,138
Financing activities	$34,895	$38,512	$13,538	$26,835	$578	$1,438
Consolidated Balance Sheet Data
Cash and cash equivalents	$3,698	$2,996	$1,725	$9,415	$1,579	$5,897
Working capital	$2,552	$638	$940	$8,868	$2,256	$6,841
Total assets	$150,684	$123,608	$84,753	$77,527	$53,350	$52,546
Total long-term obligations	$108,352	$74,126	$27,899	$12,183	$11,589	$10,633
Total stockholders’ equity	$38,321	$44,509	$52,767	$57,119	$37,519	$38,635

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in our production or sales volumes, worldwide supply and demand for oil and gas which affect their prices, competing supplies of gas in Australia, the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, our ability to obtain financing for proposed activities, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and Australia, conditions in the capital markets, as well as our ability to obtain and continue gas sales contracts in Australia. For a discussion of these and other risks related to the forward-looking statements contained herein, please see “Risk Factors” as discussed in Items 1 and 2 of this Form 10-K.

OIL AND GAS RESERVES

At December 31, 2004, our total proved gas reserves were estimated to be 581 billion cubic feet (“Bcf”), of which 578 Bcf are attributed to our Comet Ridge Project in Queensland, Australia and 3 Bcf are attributed to domestic reserves located in our Frenchman and Republican projects. As of December 31, 2004, we had no oil reserves. Proved gas reserves, as defined by SEC regulation, are the estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Accordingly, proved reserves do not reflect potentially higher prices under conditional contract provisions.

Using current market product prices in effect at such time and a discount rate of 10% as prescribed by SEC regulation, our total discounted future after-tax net cash flows were estimated to be $144.0 million as of December 31, 2004, compared to $107.6 million at December 31, 2003. The net increase in our discounted cash flows was due primarily to (i) extensions at Comet Ridge and discoveries in Colorado and (ii) favorable changes in prices and production costs at our Comet Ridge project.

Comet Ridge extensions in 2004 primarily reflect 104 Bcf in new proved undeveloped reserves.  These reserves are from locations directly offsetting existing wells and are scheduled in the 2004 year-end reserve report for development in 2014, 2017 and 2018, with approximately 50% of sales anticipated to occur in the first ten years of well life.  The Colorado discoveries are expected to be developed in 2005, with an estimated 85% of reserves produced and sold over the next 15 years.

The 198 Bcf of Comet Ridge extensions in 2003 included 187 Bcf in proved undeveloped reserves that were scheduled in the 2003 year-end reserve report for development in 2009 through 2017.  Development of these reserves is scheduled in the 2004 year-end reserve report for 2009 through 2014.

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

Contingencies

We account for contingencies in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” which requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting contingencies require us to use our judgment, and while we believe that our accruals for these matters are adequate, if the actual loss from the loss contingency is significantly different than the estimated loss, our results of operations of will be impacted in the period the contingency is resolved.

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

Debt financing during 2004 consisted of approximately $17.7 million and $15.6 million received from Slough Trading Estates Limited (“STEL”) and an Australian bank senior credit facility, respectively. These funds were primarily used for continued development of the Comet Ridge project and exploration of acreage within ATP 526. In addition, we borrowed $68.2 million from our senior credit facility to retire STEL debt of the same amount. See Note 2 to the Consolidated Financial Statements.

At December 31, 2004, we owed Slough Estates USA Inc. (“Slough”) $4 million. The loan is due in April 2006 and bears an interest rate of LIBOR (2.306% as of December 31, 2004) plus 3.5%.

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

(1)           Senior credit facility based on financing institutions’ latest repayment model (May 2004).

(2)           Based on December 31, 2004 weighted average interest rate of 6.31% and anticipated debt repayment.

(3)           Petroleum lease expenditures can be reduced or eliminated by governmental royalties paid on gas sales.

The table below provides an analysis of our capital expenditures of $20.9 million during the year 2004.

Capital Expenditures Activity in 2004

(in thousands)

Australia:
Comet Ridge title acquisition	$5,000
Comet Ridge drilling and completion	3,894
Comet Ridge facilities and equipment	1,193
ATP’s 526, 653, 655 and 675 exploration	5,005
Capitalized interest	1,053
Other	220
Domestic:
Leasehold acquisitions	1,224
Lay Creek drilling and completion	1,669
Frenchman drilling and completion	1,066
Capitalized interest	260
Other	313
Total	$20,897

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

In February 2005, the Company entered into an agreement with Houlihan Lokey Howard & Zukin Capital, Inc., an unrelated party, to provide financial advisory and investment banking services to the Company in connection with Slough’s previously announced intention to divest of its ownership in the Company.

We anticipate funding operations and capital expenditures in Australia and the United States over the long-term using (a) net gas revenues, (b) domestic reserve-based debt financing and (c) other debt or equity instruments. We anticipate that our Australian gas sales will increase significantly by 2007, under existing long-term sales contracts, and will provide significant amounts of cash for Australian operating and capital expenditures along with servicing our debt. In the event sufficient long-term operating and capital funding cannot be obtained, we will be required to curtail planned expenditures and may have to sell additional acreage and /or relinquish acreage.

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

Debt financing during 2003 consisted of approximately $68 million received from Slough Trading Estates Limited (“STEL”). This financing, as discussed in Note 2 to the Consolidated Financial Statements, was primarily used for continued development of the Comet Ridge project and exploration of acreage within ATP 526. In addition, the borrowing from STEL allowed us to retire TCW Asset Management Company (“TCW”) debt of approximately $22 million, purchase the $7.7 million royalty interest held by TCW and repay $4.7 million in short term loans from Slough Estates USA Inc. (“Slough”). See Note 4 to the Consolidated Financial Statements. During 2003, we repaid with funds borrowed from STEL the $1.9 million debt associated with a drilling rig currently being used in Australia.

At December 31, 2003, we owed Slough Estates USA Inc. (“Slough”) $4 million. The loan, which is due in April 2006, bears interest at LIBOR (1.178% as of December 31, 2003) plus 3.5%.

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

	Year Ended
	December 31, 2004		December 31, 2003		Increase (Decrease)	% Increase (% Decrease)
	(in thousands, except average per Mcf prices and costs)
Worldwide operations:
Gas revenue	$8,506		$6,247		$2,259	36%
Gas volumes (MMcf)	4,869		4,254		615	14%
Average gas price per Mcf	$1.75		$1.47		$0.28	19%
Operating expense	$6,401		$4,528		$1,873	41%
Average operating cost per Mcf sold	$1.31		$1.06		$0.25	24%
General and administrative	$7,876		$5,739		$2,137	37%
Depreciation, depletion and amortization (“DD&A”)	$1,956		$1,487		$469	32%
Impairment of oil and gas properties	$150		$2,679		$(2,529)	(94)%
Interest expense	$8,275		$5,997		$2,278	38%
Write-off of deferred loan costs	—		$5,069		$(5,069)	NA
Foreign currency exchange gain	$2		$2,587		$(2,585)	(100)%
Australia operations:
Gas revenue	$8,497		$6,235		$2,262	36%
Gas volumes (MMcf)	4,867		4,251		616	14%
Average gas price per Mcf	$1.75		$1.47		$0.28	19%
Operating expense	$5,167		$3,758		$1,409	37%
Average operating cost per Mcf sold	$1.06		$0.88		$0.18	20%
Oil and gas property DD&A	$1,661		$1,353		308	23%
Other DD&A	$240		$83		$157	189%
Oil and gas property DD&A rate per Mcf sold	$0.34		$0.32		$0.02	6%
Domestic operations:
Gas revenue	$9		$12		$(3)	(25)%
Gas volumes (MMcf)	2		3		(1)	(33)%
Average gas price per Mcf	$4.22		$3.95		$0.27	7%
Operating expense	$1,234		$770		$464	60%
Average operating cost per Mcf sold	$2.65	(1)	$2.69	(1)	$(0.04)	(1)%
Impairment of oil and gas properties	$150		$2,679		$(2,529)	(94)%
Other DD&A	$55		$51		$4	8%

(1)           Average operating costs per Mcf for the year is for our sole producing property. For a more meaningful comparison of operating costs per Mcf, significant operating costs associated with non-producing properties in the dewatering stage have been excluded.

Revenues and Volumes

The 36% increase in our operating revenues was primarily attributed to a 14% increase in gas volumes sold and a 19% increase in average gas prices from our Australian Comet Ridge project. During the first half of 2004, all of our Australian Comet Ridge gas production was sold under a five-year contract with Energex

Retail Pty Ltd (“Energex”), an unaffiliated customer. During the last half of 2004, we sold our gas to four purchasers, including Energex, under various short and long term contracts. Favorable foreign currency exchange rates and increases to prices received under our gas contracts contributed to the average gas price increase.

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

Interest expense increased by approximately $2.3 million in 2004 primarily due to increased borrowings and higher loan balances. We were able to reduce the effective interest rate on the debt used to fund our Australian Comet Ridge project when we entered into a new bank senior credit facility which was used to refinance TOGA’s debt owed to Slough and to fund development of the Comet Ridge project.

Income Taxes

We incurred net losses of $15.3 million, $15.4 million, and $4.8 million in 2004, 2003, and 2002, respectively. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our exploration and development activities. The market and capital risks associated with achieving the above requirements are considerable, resulting in our conclusion that a full valuation allowance be provided. Accordingly, we did not recognize any income tax benefit in our Consolidated Statements of Operations for these years.

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

The Company incurred a net loss of $15.4 million in 2003 compared to a net loss of $4.8 million in 2002. The increase in the loss is principally attributable to the write-off of deferred loan costs, higher debt service costs, an impairment of the carrying value of the Company’s U.S. oil and gas properties and higher operating costs. The increase in the higher operating costs was partially offset by a favorable currency exchange gain. The table below provides a comparison of operations. The table is intended to provide a comparative review of significant operational items and, accordingly, nominal differences may exist from the amounts presented in the accompanying Consolidated Financial Statements. Certain prior period amounts may have been reclassified to ensure comparability.

	Year Ended				% Increase
	December 31, 2003		December 31, 2002	Increase (Decrease)	(% Decrease)
	(in thousands, except average per Mcf prices and costs)
Worldwide operations:
Gas and oil revenue	$6,247		$4,934	$1,313	27%
Gas volumes (MMcf)	4,254		3,765	489	13%
Average gas price per Mcf	$1.47		$1.25	$0.22	18%
Operating expense	$4,528		$3,060	$1,468	48%
Average operating cost per Mcf equivalent (“Mcfe”) sold	$1.06		$0.80	$0.26	33%
General and administrative	$5,739		$4,976	$763	15%
Depreciation, depletion and amortization (“DD&A”)	$1,487		$1,472	$15	1%
Impairment of oil and gas properties	$2,679		$—	$2,679	N/A
Interest expense	$5,997		$3,051	$2,946	97%
Write-off of deferred loan costs	$5,069		$—	$5,069	N/A
Foreign currency exchange gain (loss)	$2,587		$(33)	$2,620	N/A
Australia operations:
Gas revenue	$6,235		$4,506	$1,729	38%
Gas volumes (MMcf)	4,251		3,697	554	15%
Average gas price per Mcf	$1.47		$1.22	$0.25	20%
Operating expense	$3,758		$2,667	$1,091	41%
Average operating cost per Mcf sold	$0.88		$0.72	$0.16	22%
Oil and gas property DD&A	$1,353		$1,071	$282	26%
Other DD&A	$83		$145	$(62)	(43)%
Oil and gas property DD&A rate per Mcfe sold	$0.32		$0.29	$0.03	10%
Domestic operations:
Gas and oil revenue	$12		$428	$(416)	(97)%
Gas volumes (MMcf)	3		68	(65)	(96)%
Average gas price per Mcf	$3.95		$3.10	$0.85	27%
Operating expense	$770		$393	$377	96%
Average operating cost per Mcfe sold	$2.69	(1)	$2.88	$(0.19)	(7)%
Impairment of oil and gas properties	$2,679		$—	$2,679	N/A
Other DD&A	$51		$49	$2	4%

(1)                                  Average operating costs per Mcf for the year ended December 31, 2003 is for the Company’s sole producing property in 2003. For a more meaningful comparison of operating costs per Mcf, significant operating costs associated with non-producing properties sold and properties in the dewatering stage have been excluded.

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

Expenses and Foreign Exchange Gains/Losses

Australia operating expenses increased by 41% in 2003 primarily due to an increase in the number of wells drilled and producing, an increase in the Company’s ownership in the Comet Ridge project in mid-2002, and changes in foreign currency exchange rates. The average operating costs per Mcf sold in Australia increased from $0.72 per Mcf to $0.88 per Mcf, an increase of 22%. The rise in operating costs, principally in the Comet Ridge Fairview field, was due to higher field costs caused by the increase in the number of wells to be serviced and higher compressor costs.

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

Domestic operating costs were largely attributable to the Lay Creek coalseam methane project where the initial ten wells were in the dewatering phase. Operating costs in the Powder River Basin, the Company’s sole domestic producing property, averaged approximately $2.69 per Mcf.

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

The foreign currency exchange gain, recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS No. 52”), approximated $2.6 million in 2003. This gain was principally attributable to intercompany debt TOGA owed Tipperary Corporation prior to August 15, 2003. The non-permanent portion of this intercompany debt was substantially reduced on August 15, 2003.

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

ITEM 8. FINANCIAL STATEMENTS

The Company’s financial statements and related audit report appear on pages 29 through 61 in this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tipperary Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tipperary Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the Consolidated Financial Statements, the Company changed its method of accounting for asset retirement costs effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 23, 2005

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,698	$2,996
Receivables	2,156	1,585
Other current assets	436	344
Total current assets	6,290	4,925
Property, plant and equipment, at cost:
Oil and gas properties, full cost method:
Proved	125,195	105,264
Unproved	19,946	15,439
Other property and equipment	3,943	4,431
	149,084	125,134
Less accumulated depreciation, depletion and amortization	(9,833)	(8,078)
Property, plant and equipment, net	139,251	117,056
Debt issuance costs	4,661	1,140
Other noncurrent assets	482	487
	$150,684	$123,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,664	$1,883
Accrued liabilities	1,881	2,329
Royalties payable	193	75
Total current liabilities	3,738	4,287
Long-term debt-related parties	17,000	74,126
Long-term debt	91,352	—
Long-term asset retirement obligation	273	268
Commitments and contingencies (Note 12)
Minority interest	—	418
Stockholders’ equity:
Preferred stock:
Cumulative; par value $1.00; 10,000,000 shares authorized; none issued	—	—
Non-cumulative, par value $1.00; 10,000,000 shares authorized; none issued	—	—
Common stock; par value $.02; 50,000,000 shares authorized; 41,365,594 and 39,221,489 shares issued and 41,355,994 and 39,211,891 shares outstanding at December 31, 2004 and 2003, respectively	827	785
Capital in excess of par value	158,360	149,970
Accumulated deficit	(128,653)	(113,315)
Accumulated other comprehensive income	7,812	7,094
Treasury stock, at cost; 9,600 shares	(25)	(25)
Total stockholders’ equity	38,321	44,509
	$150,684	$123,608

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

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Capital in excess of par	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	value	Deficit	Income	Shares	Amount	Total
Balance at December 31, 2001	38,971	$780	$149,499	$(93,135)	$—	10	$(25)	$57,119
Common stock issued:
To acquire oil and gas property	250	5	445	—	—	—	—	450
Compensatory warrants granted	—	—	9	—	—	—	—	9
Net loss and comprehensive loss	—	—	—	(4,811)	—	—	—	(4,811)
Balance at December 31, 2002	39,221	785	149,953	(97,946)	—	10	(25)	52,767
Compensatory warrants granted	—	—	17	—	—	—	—	17
Comprehensive loss:
Net loss	—	—	—	(15,369)	—	—	—	(15,369)
Foreign currency translation	—	—	—	—	7,094	—	—	7,094
Total comprehensive loss								(8,275)
Balance at December 31, 2003	39,221	785	149,970	(113,315)	7,094	10	(25)	44,509
Compensatory warrants granted	—	—	137	—	—	—	—	137
Common stock issued:
Stock options exercised	135	2	333	—	—	—	—	335
For cash	2,000	40	7,920	—	—	—	—	7,960
Comprehensive loss:
Net loss	—	—	—	(15,338)	—	—	—	(15,338)
Foreign currency translation	—	—	—	—	718	—	—	718
Total comprehensive loss								(14,620)
Balance at December 31, 2004	41,356	$827	$158,360	$(128,653)	$7,812	10	$(25)	$38,321

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

See accompanying notes to Consolidated Financial Statements.

TIPPERARY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tipperary Corporation and its subsidiaries (the “Company”) are principally engaged in the exploration for and development and production of natural gas. The Company is primarily focused on coalseam gas properties, with its major producing property located in Queensland, Australia. The Company’s activities in Australia are conducted through its 90%-owned Australian subsidiary, Tipperary Oil & Gas (Australia) Pty Ltd (“TOGA”). As of December 31, 2004, the Company owned a 75.25% undivided capital interest in the Comet Ridge project. The Company also holds exploration permits in Queensland and is involved in coalseam gas and conventional gas exploration in the United States through three projects in Colorado and two projects in Nebraska. The Company seeks to increase its reserves through exploration and development projects. The Company is a majority owned subsidiary of Slough Estates USA Inc. (“Slough”). At December 31, 2004, Slough held 54.5% of the Company’s outstanding common stock.

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

The Company anticipates capital expenditures during 2005 of approximately $28.5 million. In Australia, the Company expects to incur capital costs of $20 million, of which $17 million would be for development drilling and for gas gathering and water disposal facilities, and the remaining amount would be for exploration activities on ATP 653 and ATP 655. Capital spending in the United States, primarily on the Company’s Frenchman, Republican and Lay Creek projects is expected to be approximately $8.5 million.

Of the $28.5 million described above, the $20 million estimated for the Australian capital expenditures is planned to be funded using the Company’s Australian bank senior credit facility described below. Of the remaining $8.5 million in planned United States expenditures, the Company has determined approximately $6.0 million is discretionary and will be expended only if the Company obtains additional capital as described below.

The Company anticipates funding operations and capital expenditures in Australia and the United States for 2005 using (a) cash on hand at December 31, 2004, (b) net gas revenues, (c) approximately $20 million ($25.7 million AUD) in long term borrowings from the Australian senior credit facility and (d) a commitment from Slough to provide funds for working capital, board-approved capital expenditures and operations through April 2006. The Company’s majority shareholder, Slough, intends to divest all or a portion of its ownership interest in the near term. While Slough has committed to support the Company with long-term loans or equity contributions through April 2006, the Company does not know what alternative financing or equity investments will be available from other parties after any divestiture occurs. Any alternative financing the Company may obtain after Slough’s divestiture could have terms less favorable than current terms provided by Slough. See Notes 2 and 4. At December 31, 2004 the Company had $25 million USD available for borrowings under its Australian credit facility. The Company anticipates having sufficient production history from its Frenchman and Republican project wells by late 2005 to be able to borrow money for further development of these projects. In order to fund discretionary domestic capital expenditures in 2005 in excess of these cash resources, the Company contemplates that it will require alternative sources of capital. Additional sources of funding may include additional debt financings and asset sales. Upon the sale of interests in its prospective acreage, the Company generally generates cash to reduce its investment in individual projects. However, in the event that sufficient funding cannot be obtained, the Company will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.

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

Concentrations of Credit Risk

The Company maintains demand deposit accounts with two banks in Denver, Colorado and one bank in Brisbane, Queensland, Australia and invests cash in money market accounts which the Company believes have minimal risk of loss. In Australia during 2004, the Company had sales in excess of 10% of total Australian revenues to Energex Retail Pty Ltd of 82% and to Santos QNT Pty Ltd of 15%. During 2003 and 2002, the Company sold 100% and 97% of its gas production to Energex. The majority of the Company’s receivables are within the oil and gas industry, primarily from the purchasers of its gas and its industry partners. The majority of receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts at December 31, 2004 and 2003.

Financial Instruments

At December 31, 2004 and 2003, because the majority of the Company’s long term debt bears interest at a variable rate, the fair value of its long-term debt approximates its carrying amount. The carrying amounts of cash and cash equivalents, receivables and accounts payable also approximated fair value because of the short maturity of these instruments at December 31, 2004 and 2003.

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

Property, Plant and Equipment

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation, depletion and amortization (“DD&A”). Costs related to production, general corporate overhead or similar activities are expensed as incurred. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties are excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation whereby a permanent impairment is recorded if the net book value of the Company’s oil and gas properties (net of related deferred taxes) exceeds a ceiling value equal to the sum of (i) the present value of the future cash inflows from proved reserves, tax effected and discounted at 10% per annum, and (ii) the cost of unevaluated properties. The ceiling test is computed by country and at the end of each quarter. The oil and gas prices used in calculating future cash inflows in the United States are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile, and if the market prices at a period end date have decreased, the Company may have to record an impairment. A loss may also be generated by the transfer of significant early stage exploratory costs to the oil and gas property cost pool that is subject to the ceiling test. These losses typically occur when significant costs are transferred to the oil and gas property cost pool as a result of an unsuccessful project without commercially productive oil and gas production. See Note 5. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Separate cost centers are maintained for each country in which the Company has operations. During 2004, 2003 and 2002, the Company’s oil and gas operations were conducted in the United States and Australia.

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

Foreign Currency

Effective April 1, 2003, the Company changed the functional currency of its Australian subsidiary (“TOGA”) from the U.S. dollar to the Australian dollar. In April 2003, TOGA began borrowing Australian dollars under its new debt agreement with Slough Trading Estates Limited (“STEL”), a UK company and wholly-owned subsidiary of Slough Estates plc and parent of Slough. See Note 2. That borrowing, combined with TOGA’s assumption of operations of the Comet Ridge project and increased gas sales from the project, results in substantially all of TOGA’s transactions being denominated in the Australian dollar. As the functional currency is the local currency, the current rate method is used to translate Australian dollar financial statements into U.S. dollars for TOGA. All assets and liabilities are translated using current exchange rates at the balance sheet date, while revenues and expenses are translated at rates in existence when the transactions occurred. The translation adjustment that results from using varying rates in the translation process is reported as a component of other comprehensive income and is accumulated and reported as a separate line item in stockholders’ equity in the Company’s Consolidated Financial Statements.

The cumulative foreign currency translation adjustment as of December 31, 2004 and 2003 totaled $7.8 million and $7.1 million (net of $-0- tax due to the Company’s net operating loss carryforwards). In accordance with SFAS No. 52, during the year ended December 31, 2003, the Company recognized a foreign currency exchange gain of $2.6 million, related to intercompany debt. Substantially all of this foreign exchange gain relates to intercompany debt TOGA owed Tipperary Corporation prior to

August 15, 2003. The non-permanent portion of intercompany debt was substantially reduced on August 15, 2003. See Note 2.

Stock-Based Compensation

SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” (“SFAS No. 148”) and SFAS No. 123, “Accounting For Stock-Based Compensation,” (“SFAS No. 123”) encourage, but do not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. At December 31, 2004, the Company had two stock-based employee option plans and warrants issued to directors and employees. See Note 9. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and has applied the disclosure provisions of SFAS No. 123 and 148. Accordingly, compensation cost for fixed stock options and warrants is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are presented below.

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

Minority Interest

Slough’s 10% ownership in TOGA has been accounted for as a minority interest in the accompanying Consolidated Financial Statements. In 2004, the 10% minority interest share of TOGA’s net loss totaled approximately $1.2 million. The minority interest in TOGA’s net equity at January 1, 2004 totaled $418,000, which was fully offset due to losses incurred for the year end December 31, 2004. The Company will continue recognizing 100% of TOGA’s net losses until TOGA becomes profitable. The Company will record 100% of TOGA’s net income until it has recouped the minority interest’s share of TOGA’s net losses.

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

In Australia during 2004, the Company had sales in excess of 10% of total Australian revenues to Energex Retail Pty Ltd of 82% and to Santos QNT Pty Ltd of 15%. During 2003 and 2002, the Company sold 100% and 97% to Energex. As of December 31, 2004, the Company’s Australia natural gas sales are made to four purchasers under various short and long-term contracts. Loss of revenue from any of the Company’s gas customers for any reason, including nonpayment, reduction in sales or lost gas supply contracts could have a negative impact on the Company’s results of operation, financial condition or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and generally to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB 51 (Revised December 2003)” (“FIN 46R”), which amended FIN 46. The adoption of FIN 46R effective January 1, 2004 did not have a material effect on the Company’s Consolidated Financial Statements.

NOTE 2—RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company owed Slough and STEL approximately $17.0 million. See Note 8.

In December 2003, Slough Estates plc, STEL’s parent, guaranteed through June 9, 2009, the recourse portion of a senior credit facility of $150.0 million AUD that closed in June 2004. As consideration for the guarantee, the Company pays 1% per annum on the daily outstanding balance of the recourse debt guaranteed which was approximately $91.4 million at December 31, 2004. During 2004, the Company paid guarantee fees of $425,000.

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

On November 27, 2002, the Company sold to Kerr-McGee Rocky Mountain Corporation (“Kerr-McGee”), an unaffiliated third party, interests ranging from 75% to 80% in the Frenchman and Republican prospects in eastern Colorado for $4.8 million. The Company retained the remaining 25% to 20% interests in the acreage. As a result of the initial sale, the Company recorded a $1.4 million gain. The

Company entered into a joint operating agreement with Kerr-McGee designating Kerr-McGee as operator. Since then Kerr-McGee has sold all of its ownership interest in these properties to The Houston Exploration Company.

On May 24, 2002, the Company sold all of its undivided interests in the West Buna field in Jasper and Hardin counties, Texas to Delta Petroleum Corporation (“Delta”), an unaffiliated third party, for $4.1 million in cash. The Company recognized a gain of $766,000 on the sale.

NOTE 4—COMET RIDGE PROJECT FINANCING AND ACQUISITIONS

On June 9, 2004, TOGA entered into a $150.0 million AUD senior credit facility agreement comprised of a recourse portion and a non-recourse portion with two major Australian financial institutions for the purpose of paying in full TOGA’s borrowings of $100.0 million AUD from STEL and to fund TOGA’s operations and its share of development costs of the Comet Ridge coalseam gas project in Queensland, Australia. See Note 2. Funds from the facility are expected to be available over five years and repayable in variable portions beginning in 2007 and concluding in 2014. The interest rate for the facility (6.33% per annum as of December 31, 2004) varies with the Australian inter-bank rate plus other factors. Commitment fees of 0.425% per annum of committed but undrawn funds, as defined by the credit facility, are payable semi-annually. The facility is collateralized by, among other things, TOGA’s common stock and virtually all of the Company’s consolidated interest in the Comet Ridge project and is guaranteed through June 9, 2009 by Slough Estates plc. See Note 2. The facility contains certain restrictive covenants, including maintenance of certain ratios. While Slough is guaranteeing the full debt, as it was at December 31, 2004, the Company’s covenant obligations relate primarily to reporting requirements. At December 31, 2004 the Company had met all required covenants. When all or a portion of the debt is no longer guaranteed, the Company will be obligated to maintain certain financial ratios in addition to the current reporting requirement covenants. The U.S. dollar value of the outstanding balance of this facility as of December 31, 2004 was approximately $91.4 million ($117.3 million AUD), including interest due which will be paid with funds borrowed from the facility of $379,000 ($486,000 AUD). TOGA incurred $4.1 million in loan costs, which TOGA has deferred and is amortizing over five years. During 2004, TOGA paid interest and commitment fees of approximately $2.5 million and $80,000, respectively on this facility.

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

In connection with the TCW credit agreement, the Company recorded in 2001 debt issuance costs of approximately $6.8 million which was the then present value (discounted at 15%) of the overriding royalty conveyed to TCW. This cost reduced the book value of the Company’s oil and gas properties in Australia and was being amortized as interest expense over the life of the loan. Debt issuance costs also include approximately $1.7 million of other costs incurred to obtain the TCW financing, which were likewise being amortized as interest expense over the life of the loan. The remaining unamortized debt issuance costs of $5.1 million were expensed in full in the third quarter of 2003 with the retirement of the TCW debt.

On May 24, 2002, the Company acquired for $5.55 million a 5% interest in the Comet Ridge project from Delta and an option to purchase Delta’s interests of 2.5% or less in each of six other Authority to Prospect areas that have no proved reserves. The option to purchase Delta’s interests in six other Authority to Prospect areas expired during 2003. The purchase price included $4.8 million in cash, $300,000 in assumed obligations, and 250,000 unregistered shares of the Company’s common stock valued at $450,000. This acquisition increased the Company’s total capital-bearing interest in the Comet Ridge project from 65% to 70%.

On June 3, 2002, the Company acquired from other non-affiliated private parties four separate interests in the Comet Ridge project, for approximately $2.3 million in cash, which increased the Company’s total capital-bearing interest in the Comet Ridge project from 70% to 73%.

In December 2004, pursuant to a settlement agreement reached with Tri-Star Petroleum Company (“Tri-Star”), the Company paid Tri-Star consideration of $5.0 million for 96% of each of the registered titles for the Comet Ridge project previously held in Tri-Star’s name, including, but not limited to, the relevant Authorities to Prospect and Petroleum Leases and for Tri-Star’s 2.25% working interest in the Comet Ridge project, subject to a 1.5% contractual overriding royalty interest to be retained by Tri-Star out of the conveyed interest. See Note 12. The Company performed a formal valuation of the working interest, overriding royalty interest and registered titles and as a result of that valuation capitalized the $5.0 million payment to Tri-Star as an addition to its Australian full cost pool. This acquisition increased the Company’s total capital-bearing interest in the Comet Ridge project from 73% to 75.25%.

NOTE 5—OIL AND GAS FULL COST POOLS

Under the full cost method of accounting, capitalized oil and gas property costs, net of accumulated DD&A and related deferred income taxes, may not exceed a “ceiling” value comprised of the total of the present value of future net revenues from proved reserves, discounted at 10% per annum, plus the cost of unevaluated properties excluded from costs being amortized, net of related income tax effects. This “ceiling test” is performed quarterly on a country-by-country basis.

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

Unproved property costs

Costs, including related capitalized interest expense, attributable to unproved oil and gas leases and exploration costs that have been excluded from depletable costs pending further evaluation as of December 31, 2004 are as follows (in thousands):

	Acquisition Costs		Exploration Costs		Total
Period Incurred	Australia	United States	Australia	United States	Australia	United States
2004	$1,032	$856	$3,515	$1,989	$4,547	$2,845
2003	—	2,356	4,946	403	4,946	2,759
2002	—	1,628	1,993	688	1,993	2,316
2001	—	—	—	28	—	28
Prior years	—	—	—	512	—	512
Total unproved oil and gas properties	$1,032	$4,840	$10,454	$3,620	$11,486	$8,460

Unproved Property Costs by Property

Australia

ATP 526	$8,880
ATP 653	1,386
Other	1,220
Total	$11,486

United States

Lay Creek	$4,543
Frenchman	1,091
Sand Hill	821
Republican	801
Other	1,204
Total	$8,460

We expect that substantially all of ATP 526 and ATP 653 unproved property costs will be transferred to the amortization base in 2005.

We believe all of our United States unproved property costs could be fully recovered by selling our Lay Creek interests.  Absent such a sale, we anticipate the substantial majority of our United States unproved property costs will be transferred to the amortization base by 2007.

No major development project costs have been excluded from costs being amortized.

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

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. The Company has determined that it has asset retirement costs associated with wells drilled in Australia and the United States. The Company also expects to incur retirement costs to dismantle two gas compression plant facilities located in Australia. The Company adopted SFAS No. 143 on January 1, 2003, which resulted in an increase in property, plant and equipment of $134,000 and establishment of an asset retirement obligation of $180,000. The balance of $46,000 was recorded as a transition adjustment and reported as a cumulative effect of accounting change (net of $-0- tax) in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. If the Company had applied the provisions of SFAS No. 143 on January 1, 2002, the Company’s asset retirement obligation would have been $145,000. There was no pro forma impact on earnings per share from the adoption of SFAS No. 143. Assuming SFAS No. 143 had been adopted on January 1, 2002, the Company’s pro forma net loss would have been $4.83 million for the year ended December 31, 2002.

The Company’s reconciliation of its asset retirement obligation is shown below.

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

During 2004, the rig was used to drill or complete seven wells at Comet Ridge and four wells for a third party. The Company received rental income during 2004 totaling $425,000. During 2003, the rig was used to drill or complete 17 wells at Comet Ridge, and the Company received rental income totaling $680,000. During 2002, the rig was used to drill or complete 12 wells at Comet Ridge and two wells for a third party. All rental income received from Mitchell was used for principal payments on the associated Slough loan. As of December 31, 2004, the Soilmec rig has been used to drill 37 wells on the Comet Ridge project. The Company expects the Soilmec rig will continue to be used to drill wells on Comet Ridge acreage during 2005. See “Revenue Recognition and Gas Imbalances” under Note 1 for a discussion of how rig rental income and depreciation expense are reflected in the Company’s consolidated financial statements.

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

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s preferred stock may be divided into and issued in series. With respect to each series, the Board of Directors is authorized to establish dividend rates, price, terms and conditions of redemption, liquidation terms, sinking fund requirements, conversion rights and voting rights.

Common Stock Issuances

On September 23, 2004, the Company sold two million unregistered shares of its common stock at a price of $4.00 per share to 11 unaffiliated institutional investors, resulting in net proceeds of approximately $7.9 million. These shares were registered effective January 17, 2005.

In May 2002, the Company issued unregistered common stock to Delta in the acquisition of Delta’s 5% interest in the Comet Ridge project. The purchase price included $4.8 million in cash, $300,000 in assumed obligations, and 250,000 unregistered shares of the Company’s stock valued at $450,000.

Warrants

At December 31, 2004, the Company had outstanding approximately 3.2 million warrants to purchase shares of the Company’s common stock. The Company’s major shareholder, Slough, holds 1.7 million warrants of which 500,000 warrants with an exercise price of $3.00 per share expire in December 2005 and 1.2 million warrants with an exercise price of $2.00 per share expire in December 2009. Approximately 288,000 warrants were issued to other investors. The Company’s employees and directors and non-employee consultants hold approximately 1.2 million warrants.

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

Options Granted to Employees

In 2003 and 2002, the Company granted to employees stock options that have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options granted vest one-third each year, beginning on the first anniversary of the date of grant. A summary of the status of the Company’s stock options granted to employees as of December 31, 2004, 2003 and 2002 and the changes during the periods ended on those dates are presented below:

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

The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted- average assumptions:

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

A summary of the status of the Company’s warrants granted to employees and directors as of December 31, 2004, 2003 and 2002 and the changes during the periods ended on those dates are presented below:

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

Non-Employee Compensatory Warrants

A summary of the status of the Company’s warrants granted to non-employees as of December 31, 2004, 2003 and 2002 and the changes during the periods ended on those dates are presented below:

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

At December 31, 2004, the Company had U.S. net operating loss carryforwards of approximately $85 million to apply against future taxable income and $83 million to apply against future alternative minimum taxable income. The losses expire within 15-20 years after the date incurred, with approximately $2.5 million expiring by 2010, approximately another $4.5 million by 2012, and the remainder expiring in the years 2018 through 2024. Additionally, the Company has Australian net operating loss carryforwards of approximately $45 million USD which can be carried forward indefinitely

The Company also has statutory depletion carryforwards and minimum tax credit carryforwards which do not expire. The Company’s U.S. net operating loss carryforwards would be subject to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period. As of December 31, 2004, no such ownership change had occurred. The sale of Slough’s majority interest would constitute such a change. If an ownership change had occurred as of December 31, 2004, the net operating loss carryforwards would be subject to an annual limitation of approximately $7.0 million.

The Company does not expect to pay income taxes in the near term. In the United States, the utilization of net operating loss carryforwards ($85 million) will reduce the Company’s effective federal tax rate from approximately 35% to approximately 2% in years the Company generates taxable income. The Company has recorded an asset for the future benefit of its United States and Australian carryforwards and other tax benefits. As of December 31, 2004 and 2003, this asset was completely offset by a valuation allowance based upon management’s projection of its realizability. Fluctuations in the Company’s performance, industry conditions and trends will require periodic management reviews of the recorded valuation allowance to determine if a decrease in the allowance is appropriate. A decrease in the allowance would result in an income tax benefit and a subsequent increase in the valuation allowance would decrease net income. The Company has not generated taxable income in Australia and with its loss carryforwards does not expect to generate taxable income in Australia in the near term.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Until December of 2004, the Company, TOGA and two unaffiliated working interest owners were plaintiffs in a lawsuit filed in 1998, styled Tipperary Corporation and Tipperary Oil & Gas (Australia) Pty Ltd v. Tri-Star Petroleum Company, James H. Butler, Sr., and James H. Butler, Jr., Cause No. CV42,265, District Court of Midland County, Texas involving the Comet Ridge project. The plaintiffs alleged, among other matters, that Tri-Star and/or the individual defendants failed to operate the project in a good and workmanlike manner and committed various other breaches of a joint operating contract, breached a previous mediation agreement, committed certain breaches of fiduciary and other duties owed to the plaintiffs, and committed fraud in connection with the project. Tri-Star answered the allegations, and filed amended pleadings denying liability and raising a number of affirmative defenses and asserting various counterclaims. TOGA operated the project beginning in March 2002, after the court entered a Writ of Temporary Injunction (the “Injunction”) to enforce the votes of a majority-in-interest of the parties under the joint operating agreement to remove Tri-Star as operator and replace it with TOGA.

On October 30, 2004, the Company and Tri-Star entered into a settlement agreement covering this litigation, as well as all other litigation between those parties originating in Queensland, Australia. Pursuant to the settlement agreement the Company will continue as operator, and Tri-Star has transferred to the Company 96% and two unrelated intervening plaintiffs the remaining 4% of each of the registered titles for the Comet Ridge project held in its name, including, but not limited to, the relevant Authorities to Prospect and Petroleum Leases. Tri-Star has transferred to a newly-formed subsidiary of Tipperary Corporation, Tipperary Queensland, Inc., a 2.25% working interest in the Comet Ridge project, subject to a contractual overriding royalty interest that approximates 2.5% of Tipperary’s future Comet Ridge revenues (net of pipeline tariffs) and is equivalent to 1.5% of all Comet Ridge gas produced and sold. The transfer of the registered titles has been completed. Under the settlement agreement the Company has paid $5.0 million to Tri-Star, using existing cash and TOGA’s Australian loan facility. In addition to other provisions, the settlement agreement provides that all claims made by the Company, Tri-Star and the individual defendants are to be dismissed without ability to refile. The order actually dismissing the claims was signed on December 15, 2004. The Company, the individual defendants and Tri-Star have each released each other from liability for any claims that were or could have asserted in the litigation, whether known or unknown.

Other Commitments and Contingencies

The Company has various commitments in addition to its long-term debt. During the years ended December 31, 2002, 2003 and 2004, total operating lease expense for office space and equipment was $1.0 million, $1.6 million and $1.9 million, respectively. The following table summarizes the Company’s contractual obligations at December 31, 2004 (in thousands):

Contractual Obligation	Total	2005	2006	2007	2008	Thereafter
Long-term debt(1)	$108,352	$—	$4,000	$—	$—	$104,352
Interest(2)	$55,644	$7,681	$7,708	$8,001	$8,189	$24,065
Operating leases for office space	$1,092	$367	$364	$304	$48	$9
Operating leases for equipment	$5,822	$1,431	$1,250	$1,215	$1,102	$824
Petroleum lease expenditures(3)	$2,035	$935	$550	$275	$275	$—

(1)           Senior credit facility based on financing institutions’ latest repayment model (May 2004).

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

Year ended December 31, 2004

	Gas and Oil Operations
	Australia	United States	Total	Corporate	Total
Revenue	$8,498	$8	$8,506	$—	$8,506
Expenses
Operating costs	(5,167)	(1,234)	(6,401)	—	(6,401)
Depreciation, depletion and amortization expense	(1,661)	—	(1,661)	—	(1,661)
Impairment of oil and gas properties	—	(150)	(150)	—	(150)
Asset retirement obligation accretion	(16)	(22)	(38)	—	(38)
Earnings (loss) from operations	1,654	(1,398)	256	—	256
Corporate
General and administrative	—	—	—	(7,876)	(7,876)
Depreciation and amortization	—	—	—	(295)	(295)
Interest income and other expenses	—	—	—	432	432
Interest expense	—	—	—	(8,275)	(8,275)
Foreign currency exchange gain	—	—	—	2	2
Earnings (loss) before income taxes	$1,654	$(1,398)	$256	$(16,012)	$(15,756)
Capital expenditures	$15,718	$4,512	$20,230	$171	$20,401
Property and equipment, net	$127,542	$10,528	$138,070	$1,181	$139,251
Total assets	$131,269	$13,573	$144,842	$5,842	$150,684

Year ended December 31, 2003

	Gas and Oil Operations
	Australia	United States	Total	Corporate	Total
Revenue	$6,235	$12	$6,247	$6	$6,253
Expenses
Operating costs	(3,758)	(770)	(4,528)	—	(4,528)
Depreciation, depletion and amortization expense	(1,353)	—	(1,353)	—	(1,353)
Impairment of oil and gas properties	—	(2,679)	(2,679)	—	(2,679)
Recovery of prepaid drilling costs	924	—	924	—	924
Asset retirement obligation accretion	(12)	(16)	(28)	—	(28)
Earnings (loss) from operations	2,036	(3,453)	(1,417)	6	(1,411)
Corporate
General and administrative	—	—	—	(5,739)	(5,739)
Depreciation and amortization	—	—	—	(134)	(134)
Interest income and other expenses	—	—	—	255	255
Write off of deferred loan costs	—	—	—	(5,069)	(5,069)
Interest expense	—	—	—	(5,997)	(5,997)
Foreign currency exchange gain	—	—	—	2,587	2,587
Earnings (loss) before income taxes	$2,036	$(3,453)	$(1,417)	$(14,091)	$(15,508)
Capital expenditures	$28,784	$4,876	$33,600	$181	$33,841
Property and equipment, net	$108,844	$6,218	$115,062	$1,994	$117,056
Total assets	$111,613	$8,861	$120,474	$3,134	$123,608

Year ended December 31, 2002

	Gas and Oil Operations
	Australia	United States	Total	Corporate	Total
Revenue	$4,506	$428	$4,934	$6	$4,940
Expenses
Operating costs	(2,667)	(393)	(3,060)	—	(3,060)
Depreciation, depletion and amortization expense	(1,071)	(207)	(1,278)	—	(1,278)
Recovery of prepaid drilling costs	282	—	282	—	282
Gain on sale of oil and gas properties	—	2,166	2,166	—	2,166
Earnings (loss) from operations	1,050	1,994	3,044	6	3,050
Corporate
General and administrative	—	—	—	(4,976)	(4,976)
Depreciation and amortization	—	—	—	(194)	(194)
Interest income and other expenses	—	—	—	263	263
Interest expense	—	—	—	(3,051)	(3,051)
Foreign currency exchange	—	—	—	(33)	(33)
Earnings (loss) before income taxes	1,050	1,994	3,044	(7,985)	(4,941)
Capital expenditures	$23,310	$4,657	$27,967	$257	$28,224
Property and equipment, net	$64,827	$7,307	$72,134	$2,206	$74,340
Total assets	$68,096	$8,700	$76,796	$7,957	$84,753

NOTE 14—SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

Certain historical cost and operating information relating to the Company’s oil and gas producing activities are as follows (in thousands):

CAPITALIZED COSTS

	Australia	United States		Total
December 31, 2004
Proved oil and gas properties	$123,127	$2,068		$125,195
Unproved oil and gas properties	11,486	8,460		19,946
	134,613	10,528		145,141
Less accumulated depreciation, depletion and amortization (“DD&A”)	(7,071)	—		(7,071)
Net capitalized costs	$127,542	$10,528		$138,070
December 31, 2003
Proved oil and gas properties	$105,264	$—		$105,264
Unproved oil and gas properties	9,221	6,218		15,439
	114,485	6,218		120,703
Less accumulated DD&A	(5,641)	—		(5,641)
Net capitalized costs	$108,844	$6,218		$115,062
December 31, 2002
Proved oil and gas properties	$64,469	$986		$65,455
Unproved oil and gas properties	3,619	6,321		9,940
	68,088	7,307		75,395
Less accumulated DD&A	(3,261)	—		(3,261)
Net capitalized costs	$64,827	$7,307		$72,134
COSTS INCURRED
Year ended December 31, 2004
Property acquisition costs:
Proved oil and gas properties	$4,125	$—		$4,125
Unproved oil and gas properties	1,032	856		1,888
	5,157	856		6,013
Exploration costs	5,883	3,554		9,437
Development costs(1)	4,678	102		4,780
Total costs incurred	$15,718	$4,512		$20,230
Year ended December 31, 2003
Property acquisition costs:
Proved oil and gas properties	$7,530	$—		$7,530
Unproved oil and gas properties	—	2,356		2,356
	7,530	2,356		9,886
Exploration costs	6,011	1,251		7,262
Development costs(1)	15,243	1,269		16,512
Total costs incurred	$28,784	$4,876		$33,660
Year ended December 31, 2002
Property acquisition costs:
Proved oil and gas properties	$7,527	$—		$7,527
Unproved oil and gas properties	—	1,628		1,628
	7,527	1,628		9,155
Exploration costs	3,510	2,677	(2)	6,187
Development costs(1)	12,273	352		12,625
Total costs incurred	$23,310	$4,657		$27,967

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

	Australia(1)			United States		Total
	Oil MBbls	Gas MMcf		Oil MBbls	Gas MMcf	Oil MBbls	Gas MMcf
Year ended December 31, 2004
Total proved reserves:
Beginning of year	—	539,673		—	—	—	539,673
Revisions of previous estimates	—	(71,682)		—	—	—	(71,682)
Extensions and discoveries	—	111,414	(5)	—	3,387	—	114,801
Purchases of reserves in place	—	18,359	(2)	—	—	—	18,359
Sale of reserves in place	—	(15,150	)(3)	—	—	—	(15,150)
Production	—	(4,867)		—	—	—	(4,867)
End of year	—	577,747		—	3,387	—	581,134
Proved developed reserves:
Beginning of year	—	117,973		—	—	—	117,973
End of year	—	133,510		—	1,898	—	135,408
Year ended December 31, 2003
Total proved reserves:
Beginning of year	—	329,156		132	1,760	132	330,916
Revisions of previous estimates	—	(5,076)		(132)	(1,760)	(132)	(6,836)
Extensions and discoveries	—	197,983	(5)	—	—	—	197,983
Purchases of reserves in place	—	21,861	(4)	—	—	—	21,861
Sale of reserves in place	—	—		—	—	—	—
Production	—	(4,251)		—	—	—	(4,251)
End of year	—	539,673		—	—	—	539,673
Proved developed reserves:
Beginning of year	—	103,761		33	440	33	104,201
End of year	—	117,973		—	—	—	117,973
Year ended December 31, 2002
Total proved reserves:
Beginning of year	—	279,673		307	2,469	307	282,142
Revisions of previous estimates	—	(338)		—	—	—	(338)
Extensions and discoveries	—	17,455		132	1,760	132	19,215
Purchases of reserves in place	—	36,063		—	—	—	36,063
Sale of reserves in place	—	—		(296)	(2,405)	(296)	(2,405)
Production	—	(3,697)		(11)	(64)	(11)	(3,761)
End of year	—	329,156		132	1,760	132	330,916
Proved developed reserves:
Beginning of year	—	62,481		198	1,775	198	64,256
End of year	—	103,761		33	440	33	104,201

(1)           Approximately nine percent of the proved and proved developed reserves are attributable to the ten percent minority interest held by Slough in TOGA.

(2)           Tri-Star’s 2.25% working interest in the Comet Ridge project received under the October 30, 2004 Settlement Agreement.

(3)           Represents an overriding royalty retained by Tri-Star under the Settlement Agreement.

(4)           Relates to 6% royalty conveyed to Trust Company of the West in 2001 and repurchased in 2003.

(5)                                  Reserve additions for 2004 and 2003 attributable to extensions and discoveries in Australia consist entirely of extensions to the Fairview field in the Comet Ridge project in Queensland, Australia.  Such reserve additions for 2004 and 2003 represent 19% and 37% of year-end reserves for the respective years.  The after-tax standardized measure value of these reserve additions represent approximately 9% and 22%, respectively, for 2004 and 2003.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following standardized measure of discounted future cash flows was prepared in accordance to the guidelines stipulated by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”, (SFAS No. 69) summarized below.

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

Changes in inflation, the demand for gas, foreign exchange rates and other factors make such estimates inherently imprecise and subject to substantial revision. The assumptions used to compute the standardized measure are those prescribed by SFAS No. 69 and, as such, do not necessarily reflect the Company’s expectations of actual revenue to be derived from those reserves nor the present worth.

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

(1)                                  Approximately nine percent of the discounted future net cash flows are attributable to the ten percent minority interest held by Slough in TOGA.

(2)                                  Income tax expense is computed using the Company’s overall effective tax rate for each respective year and takes into consideration the Company’s net operating loss carryforwards and the tax bases of the oil and gas properties.

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

(2)           Represents an overriding royalty retained by Tri-Star under the October 30, 2004 Settlement Agreement.

(3)           Tri-Star’s 2.25% working interest in the Comet Ridge project received under the Settlement Agreement.

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

NOTE 15—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total
Year ended December 31, 2004
Revenues	$1,168	$1,562	$2,533	$3,243	$8,506
Gross (loss) profit(1)	$(477)	$(41)	$511	$156	$149
Net loss	$(4,426)	$(3,531)	$(3,311)	$(4,070)	$(15,338)
Loss before cumulative effect and net loss per common share:
•basic and diluted	$(.11)	$(.09)	$(.08)	$(.10)	$(.38)

	Quarter Ended
	March 31, 2003	June 30, 2003		September 30, 2003		December 31, 2003		Total
Year ended December 31, 2003
Revenues	$1,341	$1,709		$1,714		$1,489		$6,253
Gross (loss) profit(1)	$76	$200		$2		$(40)		$238
Loss before cumulative effect of accounting change	$(2,669)	$(1,626)		$(8,804)		$(2,224)		$(15,323)
Net loss	$(2,715)	$(1,626	)(2)	$(8,804	)(3)	$(2,224	)(4)	$(15,369)
Loss before cumulative effect and net loss per common share:
•basic and diluted	$(.07)	$(.04)		$(.22)		$(.06)		$(.39)

	Quarter Ended
	March 31, 2002	June 30, 2002		September 30, 2002		December 31, 2002		Total
Year ended December 31, 2002
Revenues	$1,272	$1,212		$1,092		$1,364		$4,940
Gross profit(1)	$257	$84		$3		$64		$408
Net loss	$(1,583)	$(937	)(5)	$(1,626	)(6)	$(665	)(5)	$(4,811)
Net loss per common share:
•basic and diluted	$(.04)	$(.02)		$(.04)		$(.02)		$(.12)

(1)           Includes revenue less operating expense and less DD&A.

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

NOTE 16—SUBSEQUENT EVENT

On February 22, 2005, the Company entered into an agreement with Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”), an unrelated party. Houlihan Lokey will provide financial advisory and investment banking services to the Company in connection with Slough’s previously announced intention to divest of its ownership and investments in the Company. For these services Houlihan Lokey will receive from the Company a monthly retainer fee of $100,000 for the first two months of service and $50,000 thereafter, and will receive from the Company a cash fee of 4% of the transaction value upon consummation of a financing or sale transaction whereby Slough divests its interests, and will be reimbursed for reasonable out of pocket expenses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company’s definitive proxy statement under the captions, “Proposal 1, Election of Directors,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act.” The definitive proxy statement is to be filed prior to April 30, 2005.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s definitive proxy statement under the caption “Principal Accountant Fees.” The definitive proxy statement is to be filed prior to April 30, 2005.

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

(3)                                  For a list of exhibits, see “EXHIBIT INDEX” on pages 64 through 68, which is incorporated herein by reference.

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

4.3

Promissory Note dated March 12, 2004, in the amount of $4.0 million issued by Tipperary Corporation to Slough Estates USA Inc., originally filed as Exhibit 4.3 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

4.4

Promissory Note dated March 15, 2005, in the amount of $5.0 million issued by Tipperary Corporation to Slough Estates USA Inc., originally filed as Exhibit 4.4 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

4.5

Letters of Variation dated November 25, 2003, July 2, 2004, August 3, 2004 and September 3, 2004, increasing the amount borrowed from Slough Trading Estate Limited from US$8.5 million to US$13.0 million related to the Credit Facility Agreement dated March 21, 2003, for US$8.5 million, originally filed as Exhibit 4.5 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

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

10.28

Eighth Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated September 30, 2004, originally filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.29

Extension to Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ABN 46 077 536 871) as Seller and Energex Retail Pty ltd (ABN 97 078849 055) as Buyer, dated December 16, 2004, disclosed on Form 8-K filed with the Commission on December 23, 2004. Confidential portions of this agreement noted by an “***” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934, originally filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.30

Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ABN 46 077 536 871) as Seller and Orica Australia Pty Ltd (ABN 99 004 117 828) as Buyer, dated December 23, 2004, disclosed on Form 8-K filed with the Commission on December 23, 2004. Confidential portions of this agreement noted by an “***” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934, originally filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.31

Gas Supply Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ABN 46 077 536 871) as Seller and Santos QNT Pty Ltd (ABN 33 083 077 196) as Buyer, dated December 30, 2004, disclosed on Form 8-K filed with the Commission on January 4, 2005. Confidential portions of this agreement noted by an “***” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934, originally filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.32

Extension to Employment Agreement, between Tipperary Corporation and Jeff T. Obourn, dated January 6, 2005 and related Employment Agreement dated January 17, 2002, disclosed on Form 8-K filed with the Commission on January 12, 2005, originally filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.33

Financial Advisory and Investment Banking Services Agreement between Tipperary Corporation and Houlihan Lokey Howard & Zukin Capital, Inc., dated February 22, 2005, disclosed on Form 8-K filed with the Commission on February 25, 2005, originally filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.34

Ninth Amendment to Gas Sales Agreement between Tipperary Oil & Gas (Australia) Pty Ltd (ACN 077 536 871) as Seller and Queensland Fertilizer Assets Limited (ACN 011 062 294) as Buyer, dated December 31, 2004, originally filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

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

TIPPERARY CORPORATION

Date	September 8, 2005	By:	/s/ DAVID L. BRADSHAW
David L. Bradshaw, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID L. BRADSHAW	President, Chief Executive Officer and
David L. Bradshaw	Chairman of the Board of Directors	September 8, 2005

/s/ JOSEPH B. FEITEN	Chief Financial Officer and Principal
Joseph B. Feiten	Accounting Officer	September 8, 2005

/s/ KENNETH L. ANCELL	Executive Vice President—Corporate
Kenneth L. Ancell	Development and Director	September 8, 2005

/s/ EUGENE I. DAVIS
Eugene I. Davis	Director	September 8, 2005

/s/ CHARLES T. MAXWELL
Charles T. Maxwell	Director	September 8, 2005

/s/ D. LEROY SAMPLE
D. Leroy Sample	Director	September 8, 2005

/s/ JOHN C. ELLICE-FLINT
John C. Ellice-Flint	Director	September 8, 2005

/s/ KATHLEEN A. HOGENSON
Kathleen A. Hogenson	Director	September 8, 2005

/s/ BENJAMIN H. BATES
Benjamin H. Bates	Director	September 8, 2005

/s/ PETER C. WASOW
Peter C. Wasow	Director	September 8, 2005

/s/ ANDREW L. WINTER
Andrew L. Winter	Director	September 8, 2005

/s/ JONATHON T. YOUNG
Jonathon T. Young	Director	September 8, 2005